Form 10-Q
period 2002-03-31
JASMINES GARDEN
filed 2002-05-14
CIK 1144320

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                      COMMISSION FILE NUMBER:     333-64804
                                                  ---------

                                Jasmine's Garden
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)


          Nevada                                      91-2132336
----------------------------------             ----------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)



                               34808 Highway 190
                             Springville, CA 93265
                             (559) 539-0923 (PHONE)
                              (559) 539-5113 (FAX)
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
          --------------------------------------------------------------
          Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---     ---

The number of shares of the registrant's common stock issued and outstanding as of March 31, 2002: 6,000,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                                Jasmine's Garden
                         (A Development State Company)
                                 BALANCE SHEET

                        ASSETS                        December 31, 2001    March 31, 2002
                                                      --------------       --------------

TOTAL ASSETS
 Current Assets
 Cash in bank                                        $          977          $   1,797
 Other Assets
 Livestock                                                        0              2,045
                                                      --------------       ------------
 Total Assets                                                   977              4,202
                                                      ==============        =============

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accrued interest                                               301               454
 Accounts payable                                                 8                 0
 Sales tax payable                                               12                80
 Note payable - related parties                               3,009             6,114
 Income tax payable                                               0               200


                                                      --------------        -------------
                Total current liabilities                     3,330             6,848
                                                      --------------        -------------
                                                              3,330             6,848
                                                      --------------        -------------
Stockholders' equity

  Common Stock, Par Value $0.001 per share-
   authorized shares 100,000,000, issued and
   outstanding 6,000,000 shares                               6,000             6,000

Paid-in Capital                                                   0                 0
Accumulated deficit                                         (     0            (8,353)
Net income                                                  ( 8,353)             (292)
                                                      --------------        -------------
                 Total stockholders' deficiency             ( 2,353)           (2,645)
                                                      --------------        -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $        977         $   4,202
                                                      ==============        =============





    The accompanying notes are an integral part of these financial statements.







                              Jasmine's Garden
                         (A Development State Company)
                             Statement of Operation

                                          March 31,         March 31,
                                           2001              2002
                                           ------          -----------

Revenue                                $        0          $   1,066

Operating Expenses
 Cost of Sales                                  0                924


General and administrative                      0                434
                                           ------          -----------

 Net Profit (Loss) from operations     $        0          $   ( 292)

                                           ------          -----------

                                Net Loss        0          $ (   292)
                                         ==========        ===========


Net Loss Per Share (Basic and Diluted)      (.00)             (.00)
                                         ==========        ===========
Weighted Average Common Shares
 Outstanding                            6,000,000           6,000,000






    The accompanying notes are an integral part of these financial statements.

                                Jasmine's Garden
                         (A Development State Company)
                                   Cash Flows

                                                              March 31,          March 31,
                                                                2001               2002
                                                             --------------    -------------
Operating activities
 Net Loss                                                            0             ( 292)
  Adjustments to reconcile net loss to
  net cash used in operating activities
Stocks issued for services at fair value                         6,000                 0

                                                             --------------    -------------

                   Net cash used in operating activities             -               923
                                                             --------------    -------------
    Net increase (decrease) in cash and cash equivalents             -                54
                                                             --------------    -------------
Cash and cash equivalents - beginning of period                                      977
Cash and cash equivalents - end of period                            -             1,797
                                                             ===========       =============

Non cash activities:
 Stocks issued for services at fair value                        6,000               0

    The accompanying notes are an integral part of these financial statements.



                                Jasmine's Garden
                         (A Development Stage Company)
                     Statement of Stockholders' Deficiency
                           the period March 27, 2001
                       (inception) through March 31, 2002

                                                                       Deficit
                                                                       Accumulated
                                                         Additional    During
                                     Common Stock        Paid-In       Development
                                  Shares      Amount     Capital       Stage
                                  ------      ------     ----------    --------

 Stocks issued for services     6,000,000   $ 6,000
 Net loss December 31, 2001                                            ( 8,353)
                                  ------      ------     ----------    --------
 Balance at March 31, 2002      6,000,000   $ 6,000                    ( 8,353)








    The accompanying notes are an integral part of these financial statements.


                                JASMINE'S GARDEN
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 March 31, 2002


NOTE 1   NATURE OF BUSINESS

Jasmine's Garden (the Company) was incorporated under the laws of the state of Nevada on March 27, 2001. It has developed a business plan to establish nationwide wholesale and retail sales of greeting cards, note cards and gift tags made from a design process involving photography and computer graphics. The Company is considered a development stage enterprise because it has not yet generated significant revenues from the sale of its products.


NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

Basis   The Company uses the accrual method of accounting.

Cash and cash equivalents   The Company considers all short term, highly
liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

Loss per share   Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of December 31, 2001 the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End   The Company has adopted December 31 as its fiscal year end.

NOTE 3   INCOME TAXES

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". It requires recognition of deferred tax liabilities and assets for the expected future tax consequences. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Jasmine's Garden has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

The Company's total deferred tax assets as of December 31, 2001 is as follows:

  Net operating loss carry-forward        $ 2,840
  Valuation allowance                      (2,840)
                                            -----
                                          $    -
                                            =====

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax loss is as follows for the year ended December 31, 2001:

   Income tax benefit at statutory rate   $ 2,840
  Valuation allowance                      (2,840)
                                            -----
                                          $     -
                                            =====


The net operating loss carry forward of $8,353 for federal tax purposes will expire in year 2021.


NOTE 4   RELATED PARTY TRANSACTIONS

The Company issued a total of 6,000,000 share of restricted common stock to its officers, legal counsel, and consultant in exchange for services rendered. The stocks issued are recorded at fair value of the services received.

The company has issued a promissory note payable to an officer of the company, in exchange for working capital. The note is payable on demand, at an interest rate of 10% per annum.


NOTE 5   GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. It has an accumulated deficit of $8,353 at December 31, 2001. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

                                    GENERAL
                                    -------

Jasmine's Garden(the Company) has elected to omit substantially all footnotes to the financial statements for the period months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their audited financial statements on Form SB-2, for the fiscal year ended December 31, 2001.


                             UNAUDITED INFORMATION
                             ---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

     In this report references to  "we," "us," and "our" refer to Jasmine's
Garden

                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which Jasmine's Garden may participate; competition within Jasmine's Garden's chosen industry, including competition from much larger competitors; technological advances and failure by Jasmine's Garden to successfully develop business relationships.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the period ended March 31, 2002 was $292, compared to a net loss of $0 for the same period of 2001. The difference is insignificant, in that the company was incorporated on March 27, 2001, and the March 31, 2001 period covers only a span of four days, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of March 31, 2002, we had $1,797 cash on hand and total current liabilities of $6,848. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended March 31, 2002 and the period March 31, 2001 would not be meaningful.


                          PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.


        (b)  Reports on Form 8-K.

                None.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                     Jasmine's Garden

May 7, 2002                      By: Jack Gregory
                                     --------------------------------
                                     Jack Gregory, President