Form 10-Q
period 2002-06-30
JASMINES GARDEN
filed 2002-07-17
CIK 1144320

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

The number of shares of the registrant's common stock issued and outstanding as of June 30, 2002: 6,010,700 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                                Jasmine's Garden
                         (A Development State Company)
                                 BALANCE SHEET

                        ASSETS                        December 31, 2001    June 30, 2002
                                                      --------------       --------------

TOTAL ASSETS
 Current Assets
 Cash in bank                                        $          977          $  13,540
 Other Assets
 Livestock                                                        0              2,405
                                                      --------------       ------------
 Total Assets                                                   977             15,945
                                                      ==============        =============

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accrued interest                                               301               582
 Accounts payable                                                 8               100
 Sales tax payable                                               12               222
 Note payable - related parties                               3,009             5,114
 Income tax payable                                               0               400


                                                      --------------        -------------
                Total current liabilities                     3,330             6,418
                                                      --------------        -------------
                                                              3,330             6,418
                                                      --------------        -------------
Stockholders' equity

  Common Stock, Par Value $0.001 per share-
   authorized shares 50,000,000, issued and
   outstanding 6,000,000 shares                               6,000             6,011

Paid-in Capital                                                   0            10,689
Accumulated deficit                                         (     0            (8,353)
Net income                                                  ( 8,353)            1,180
                                                      --------------        -------------
                 Total stockholders' equity                 ( 2,353)            9,527
                                                      --------------        -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $        977         $  15,945
                                                      ==============        =============





    The accompanying notes are an integral part of these financial statements.







                              Jasmine's Garden
                         (A Development State Company)
                             Statement of Operation

                                          June 30,          June 30,
                                           2001              2002
                                           ------          -----------

Revenue                                $        0          $   3,252

Operating Expenses
 Cost of Sales                                  0              1,146


General and administrative                      0                926
                                           ------          -----------

 Net Profit (Loss) from operations     $        0          $   1,180

                                           ------          -----------

                                Net Income      0          $   1,180
                                         ==========        ===========


Net Income Per Share (Basic and Diluted)     (.00)             (.00)
                                         ==========        ===========
Weighted Average Common Shares
 Outstanding                            6,000,000           6,010,700






    The accompanying notes are an integral part of these financial statements.

                                Jasmine's Garden
                         (A Development State Company)
                                   Cash Flows

                                                              June 30,           June 30,
                                                                2001               2002
                                                             --------------    -------------
Operating activities
 Net Income                                                          0             1,180
  Adjustments to reconcile net loss to
  net cash used in operating activities
Stocks issued for services at fair value                         6,000                 0

                                                             --------------    -------------

                   Net cash used in operating activities             -              1,863
                                                             --------------    -------------
    Net increase (decrease) in cash and cash equivalents             -             12,563
                                                             --------------    -------------
Cash and cash equivalents - beginning of period                                       977
Cash and cash equivalents - end of period                            -             13,540
                                                             ===========       =============

Non cash activities:
 Stocks issued for services at fair value                        6,000                  0

    The accompanying notes are an integral part of these financial statements.



                                Jasmine's Garden
                         (A Development Stage Company)
                     Statement of Stockholders' Deficiency
                           the period January 1, 2002
                             through June 30, 2002

                                                                 Additional
                                            Beginning  Common    Paid-In          Net
                                            Balance    Stock     Capital          Income
                                            ---------  -------   ----------       -------
Stockholders' Equity
  Balance, January 1, 2002                  (2,353)

Stock sold during period                                 11       10,689

Net Income June 30, 2002                                                           1,180
                                            ---------  -------   ----------       -------
Stockholders Equity
  Balance, June 30, 2002                                                           9,527





    The accompanying notes are an integral part of these financial statements.


                                JASMINE'S GARDEN
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2002

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

Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of December 31, 2001 the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

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

                                    GENERAL
                                    -------

Jasmine's Garden(the Company) has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their audited financial statements on Form SB-2, for the fiscal year ended December 31, 2001.


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


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had minimal revenues and have experienced minimal profits. We have financed our operations primarily through the sale of our common stock and with income derived from operations. The net profit for the period ended June 30, 2002 was $1,180.

Liquidity and Capital Resources

As of June 30, 2002, we had $13,540 cash on hand and total current liabilities of $6,418. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by income from operations.


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


                                     Jasmine's Garden

July 14, 2002                    By: Jack Gregory
                                     --------------------------------
                                     Jack Gregory, President