Form 10QSB
period 2002-09-30
JASMINES GARDEN
filed 2002-10-24
CIK 1144320

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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

The number of shares of the registrant's common stock issued and outstanding as of September 30, 2002: 6,015,400 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                                Jasmine's Garden
                         (A Development State Company)
                                 BALANCE SHEET

                        ASSETS                        December 31, 2001    September 30, 2002
                                                      --------------       --------------

TOTAL ASSETS
 Current Assets
 Cash in bank                                        $          977          $  16,296
 Other Assets
 Livestock                                                        0              2,405
 Accounts Receivable                                              0                 17
                                                      --------------       ------------
 Total Assets                                                   977             18,718
                                                      ==============        =============

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accrued interest                                               301               657
 Accounts payable                                                 8                 4
 Sales tax payable                                               12                 9
 Note payable - related parties                               3,009             3,009
 Income tax payable                                               0               600


                                                      --------------        -------------
                Total current liabilities                     3,330             4,279
                                                      --------------        -------------
                Total liabilities                             3,330             4,279
                                                      --------------        -------------
Stockholders' equity

  Common Stock, Par Value $0.001 per share-
   authorized shares 50,000,000, issued and
   outstanding 6,000,000 shares                               6,000             6,015

Paid-in Capital                                                   0            15,385
Accumulated deficit                                         (     0            (8,353)
Net income                                                  ( 8,353)            1,392
                                                      --------------        -------------
                 Total stockholders' equity                 ( 2,353)           14,439
                                                      --------------        -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $        977         $  18,718
                                                      ==============        =============





    The accompanying notes are an integral part of these financial statements.







                              Jasmine's Garden
                         (A Development State Company)
                             Statement of Operation

                                          September 30,    September 30,
                                           2001              2002
                                           ------          -----------

Revenue                                $        0          $   3,610
Other income                                                     224
                                                            ---------
Total income                                                   3,834

Operating Expenses
 Cost of Sales                                  0              1,227


General and administrative                      0              1,215
                                           ------          -----------

 Net Profit (Loss) from operations     $        0          $   1,392

                                           ------          -----------

                                Net Income      0          $   1,392
                                         ==========        ===========


Net Income Per Share (Basic and Diluted)     (.00)             (.00)
                                         ==========        ===========
Weighted Average Common Shares
 Outstanding                            6,000,000           6,015,400






    The accompanying notes are an integral part of these financial statements.

                                Jasmine's Garden
                         (A Development State Company)
                                   Cash Flows

                                                              September 30,      September 30,
                                                                2001               2002
                                                             --------------    -------------
Operating activities
 Net Income                                                          0             1,392
  Adjustments to reconcile net loss to
  net cash used in operating activities
Stocks issued for services at fair value                         6,000                 0

                                                             --------------    -------------

                   Net cash used in operating activities             -
                                                             --------------    -------------
    Net increase (decrease) in cash and cash equivalents             -             15,319
                                                             --------------    -------------
Cash and cash equivalents - beginning of period                                       977
Cash and cash equivalents - end of period                            -             16,296
                                                             ===========       =============

Non cash activities:
 Stocks issued for services at fair value                        6,000                  0

    The accompanying notes are an integral part of these financial statements.



                                Jasmine's Garden
                         (A Development Stage Company)
                     Statement of Stockholders' Deficiency
                           the period March 27, 2001
                           through September 30, 2002

                                                                 Additional
                                            Beginning  Common    Paid-In          Net
                                            Balance    Stock     Capital          Income
                                            ---------  -------   ----------       -------
Stockholders' Equity
  Balance, March 27, 2001                          0

Stock sold during 2001                             6,000                   0

Net Income December 31, 2001                                                     (8,353)

Stock sold during 2002                                    15        15,385
Net income September 30, 2002                                                     1,392
                                            ---------  -------   ----------       -------
Stockholders Equity                                    6,015        15,385       14,439
  Balance, September 30, 2002





    The accompanying notes are an integral part of these financial statements.


                                JASMINE'S GARDEN
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 September 30, 2002

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

                                    GENERAL
                                    -------

Jasmine's Garden(the Company) has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their audited financial statements on Form SB-2, for the fiscal year ended December 31, 2001.


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


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had minimal revenues and have experienced minimal profits. We have financed our operations primarily through the sale of our common stock and with income derived from operations. The net profit for the period ended September 30, 2002 was $1,392.

Liquidity and Capital Resources

As of September 30, 2002, we had $16,296 cash on hand and total current liabilities of $4,279. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by income from operations.


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


                                     Jasmine's Garden

October 22, 2002                    By: Jack Gregory
                                     --------------------------------
                                     Jack Gregory, President


In connection with the quarterly report of Out Takes, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, James Harvey certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.



Dated: October 22, 2002                     By:   Jack Gregory
                                                ------------------------------
                                                Jack Gregory, Chief Executive
                                                Officer



Dated: October 22, 2002                    By:   Jasmine Gregory
                                             -----------------------------
                                             Jasmine Gregory, Chief Financial
                                             Officer