Form 10KSB
period 2002-12-31
JASMINES GARDEN
filed 2003-03-05
CIK 1144320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003




                                Jasmine's Garden
                      -----------------------------------
                     (Exact name of issuer in its charter)


       Nevada                                          91-2132336
------------------------                       ---------------------------
(State of Incorporation)                       (I.R.S. Employer  I.D. No.:)

                               32740 Greene Drive
                             Springville, CA 93265
                            (559) 539-0923 (PHONE)
                              (559) 539-5113 (FAX)
          ------------------------------------------------------------
         (Address and telephone number of principal executive offices)


SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered

Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

The issuer's revenues for the Fiscal Year ended December 31, 2002 were $4,661. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2002, computed by reference to the market value of the registrant's common stock, as determined by reference to Jasmine's initial public offering price of its shares, pursuant to From SB-2, was approximately $6,015,400.

As at December 31, 2002, there were 6,015,400 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes       No  X
                                                              -----     -----

                               TABLE OF CONTENTS
                               -----------------
   PART I


Item 1     Description of Business ...................................   3

Item 2     Description of Property....................................   6

Item 3     Legal Proceedings .............. proxy statement

Item 4     Submission of Matters to a
           Vote of Security Holders.........proxy statement

   PART II

Item 5     Market for Common Equity and
           Related Stockholder Matters .... proxy statement

Item 6     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations ................................   9

Item 7     Financial Statements and
           Supplementary Data ........................................  10

Item 8     Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure ......................................  10

   PART III

Item 9     Directors and Executive Officers
           of the Registrant .............   Proxy statement

Item 10    Executive Compensation ........   Proxy statement

Item 11    Security Ownership of Certain
           Beneficial Owners and Management  Proxy statement

Item 12    Certain Relationships and
           Related Transactions ......................................   13

Item 13    Exhibits and Reports on Form 8-K ..........................   13

SIGNATURES ...........................................................   19

PART 1
                                JASMINE'S GARDEN

                               2002 ANNUAL REPORT

Dear Shareholder:

The first full year of operation for Jasmine's Garden has been very exciting and also very intriguing. Expectations regarding the Company's product appeal have been fully realized. Greeting cards, note cards, and gift cards with unique designs have been accepted well by customers. The products are sold at various outlets and via the internet using the Company website as its storefront. Sales have been small initially and as the Company explores different means of merchandising, the more successful approaches will be expanded. The business model initially adopted by the Company has been adhered to and as seen by the financial statements operations have yielded amazing profits. The gross income is minimal but overall expenses likewise are well controlled yielding good percentage yields.

During 2002 the Company filed with the Securities and Exchange Commission to sell its stock to the public. To date 15,400 shares have been sold thus raising some of the capital it will need to expand sales. The IPO market is extremely weak and consequently the sale of stock has suffered. The Company will continue to explore means by which it can sell its remaining shares in order to raise the capital needed.

Also during 2002 the Company applied for trading on the OTC Bulletin Board. It had as its sponsor National Capital Corporation and National filed a 15c-211 form with the NASD. The NASD approved Jasmine's Garden for trading and it did in fact start trading with the symbols JASG. Two weeks after trading started, National Capital Corporation had to shut down its operations due to internal financial problems and could no longer make markets in any stock. That unrelated event caused the company to lose its quote for its securities until another sponsoring market maker could be found. The Company is looking for another sponsor to refile the 15c-211 form.

The Company intends to stay the course since management is fully satisfied with its first year results. The business plan appears sound and since the gross profit margins are good , no major changes are expected in the current approach.


Sincerely,

Jack Gregory
-----------------------
Jack Gregory, President

                             BUSINESS OF THE COMPANY

Jasmine's Garden was founded on the basis that a very unique product style existed with the amalgamation of disciplines possessed by Jasmine Gregory. With expertise in art, fashion, photography, and computer graphics, Jasmine produced designs of flowers, fruits, and vegetables that are outstanding. These designs are put in the form of greeting cards, note cards, and gift cards. They are now merchandized in novelty shops and other outlets. Some of the designs are also displayed in the Company website, www.jasmines garden.com. The Company portfolio of designs is extensive and continually expanding. The website is changed continually and addresses the particular seasons that are pending. The market place appears to be quite expansive and gross sales should grow with continued exposure of the products. To date no advertising has been used and only word of mouth and repeat business has accounted for the existing sales. Customer requests for enlargements and framed enlargements speaks for itself as to the uniqueness of the designs. One organization with the Calla Lily as its designated flower ordered 250 boxes of note cards to be given to their attendees at a national convention. To date satisfaction of customers continues to fuel the enthusiasm of the Company and consequently a continued growth in sales is expected.

The following table summarizes selected financial data contained within the attached financial statements. For more information regarding the Company's financial data, please refer to the audited financial statements.



                                          YEAR ENDED DECEMBER 31,
                                          2002             2001
                                        --------        ---------

Total Operating Revenue                 $ 4,661          $ 2,778
Total Net Income (Loss) after Taxes       2,392           (8,353)
Total Assets                             16,307              977
Total Current Liabilities                   868            3,330
Long Term Debt                                0                0
Earnings (Loss) per Share                     0                0

Products

Jasmine Gregory has combined her knowledge in and love for design, photography, and painting, into creating greeting cards, gift cards and stationery through computer graphics. These items are created from photographic images of actual fruits and vegetables. Current flower designs include Poppy, yellow Iris, Shooting Star, Pansy, Wild Mountain Orchid, Orchid Branch, White Orchids, Pink Orchids, The Rose Buds, Azalea Heart, Corner Red Rose, Azalea, Calla Lilies, Snapdragon, Daffodils, Geraniums. Current fruit and vegetable designs include Bing Cherries, Golden Delicious Apples, Strawberries, Oranges, Plums, Quince, Gala Apples, Pear Blossoms, Radishes, Pepper Branch, Cucumbers, and Tomato Branch.

Greeting cards

Greeting cards come in an array of fruits, flowers and vegetables. They each have a graphic design on the cover of the card, and are blank inside. The cards measure 4.25 x 5.5 inches and cost $3.00 each.

Note cards

4.25 x 5.5 note cards, featuring either fruits, flowers, or vegetables, or a combination of each, come 8 to a box, at a cost of $12.00 per box.

Gift Cards

Gift cards, featuring fruits, flowers, vegetables, or two different styles, suitable for gift name tags, are 2 1/4 x 2 3/4 inches in dimension, and cost $4.00 for eight cards.

Current operations

Our products are produced by imaging a living plant, such as a flower or fruit, then enhancing it by computer graphics techniques. We currently have an established library of 75 images. The data for the library is stored on compact disks, and is used to print any products ordered, be it greeting cards, note cards, or gift cards, when the order is received. Printing is done on a high resolution photo quality printer. We have no agreements with suppliers, as our supplies primarily consist of ink cartridges for our printer and paper stock, which we can buy from any retail outlet at a reasonable price. With increased capital, we believe we can generate more interest in our product with advertising and marketing, and will have to invest some of this capital in putting out an inventory of product for retailers.

We have seven retail outlets at the present time, and our Internet web site. We have no written agreements with our retailers, and no arrangements with current vendors. Our plan of expansion of our operations is simply as we raise funds or generate revenue sufficient to invest in a marketing and advertising plan, we intend to implement it as follows.

Planned advertising and promotion

As part of its plan of operations, which is dependent upon the raising of sufficient capital, Jasmine's plans to engage in an ongoing marketing program, consisting of direct mailing and solicitation to gift stores, department stores, Internet e-commerce retailers of cards and gifts, and has established its Internet web site, www.jasminesgarden.com, as an e-commerce source for purchase of our products.

We intend to implement the marketing and advertising program as follows:

   - Phase One: Phase One of the program is to develop a sales force of commissioned salespersons, to expand our retail operations, and to enhance their activities by national television and Internet advertising, at an estimated cost of $150,000. This phase also anticipates that we will develop an inventory of product to satisfy the needs of our new retail outlets, at an estimated cost of $8,450. We anticipate that we will accomplish this phase by the end of the third month following the effective date of this offering.

   - Phase Two: Phase Two of the program, if sufficient funds permit, is to expand our advertising and marketing program at an estimated cost of $70,000, with a corresponding increase in inventory, at an estimated cost of $50,000.

   - Phase Three: Phase Two of the program, if sufficient funds permit, is to expand our advertising and marketing program at an estimated cost of $100,000, with a corresponding increase in inventory, at an estimated cost of $100,000.

   - Phase Four: Phase Four of the program, if sufficient funds permit, is to expand our advertising and marketing program at an estimated cost of $150,000, with a corresponding increase in inventory, at an estimated cost of $ 50,000.

   - Phase Five: Phase Five of the program, if sufficient funds permit, is to expand our advertising and marketing program at an estimated cost of $175,000, with a corresponding increase in inventory, at an estimated cost of $175,000.

Properties.

Jasmine's leases offices at 32740 Greene Drive, Springville, California, from its president, Jack Gregory, on a month-to-month basis, at no cost to us. The offices are located in the residence of our directors, Jasmine and Jack Gregory. It also uses the photographic and computer equipment belonging to Jasmine's at no cost to us. The office space consists of approximately 150 square feet of office space, which is adequate for Jasmine's needs at the present time and which is adequately covered by insurance.

Patents

Jasmines has no patents or trademarks. Its is the owner of the Internet domain name, www.jasminesgarden.com. Jasmines products are all copyrighted.

Employees.

As of December 31, 2002, Jasmine's has two employees. Jack Gregory, Jasmine's president, devotes his part time efforts to the business of Jasmine's . Jasmine's Secretary/Treasurer, Jasmine Gregory, devotes her full time efforts to our business. Jasmine's has no written employment contracts. None of Jasmine's employees are covered by a collective bargaining agreement. Jasmine's has never experienced an employment related work stoppage and considers its employee relations to be satisfactory.

Competition.

The greeting card industry is highly competitive with respect to price and quality. Certain factors, such as substantial price discounting, increased labor and benefits costs may adversely affect the industry in general and Jasmine's in particular. Jasmine's will compete with a large number of national and regional wholesalers and retailers of greeting cards and similar products such as Hallmark and American Greetings. Most of our potential competitors have financial resources superior to us, so there can be no assurance that Jasmine's projected income will not be affected by its competition. Jasmine's expects this competition to increase.

Government Regulation.

Our business is not affected by any governmental regulation.

Results of Operations

The year 2002 was the first full year of operation for Jasmine's Garden. It was a year full of anticipation observing the success with which the Company's products were accepted by the public. The Company business plan was developed and executed adhering to the policies as originally formulated. Considering that Jasmine's Garden is still in the development stage, management is very satisfied with the initial growth in sales and especially its gross margin of profit. The Company was able to control costs and retired all long term debt. The revenues are small however if the business plan can be adhered and costs contained it is expected the gross margin profit will remain satisfactory.

The net profit for the year ended December 31, 2002 was $2,392, compared to a net loss of $8,353 for the comparable period of 2001. Management attributes the difference to commencement of retail sales operations.

Liquidity and Capital Resources

As of December 31, 2002, we had $16,055 cash on hand and total current liabilities of $868. We have material no material commitments in the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. However, our principals are not legally obligated to loan us these operating funds, and there can be no assurance that any private placements of common stock will be successful. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended December 31, 2002 and the period ended December 31, 2001 would not be meaningful.

                                PLAN OF OPERATIONS

Jasmine's has established a stock inventory of its products to meet its expected increased sales, using the existing designs, and plans to begin a national marketing campaign. If we do not receive the minimum financing required to put our business plan into operation, we will first seek to obtain a market for our common stock, and then attempt to raise the minimum capital required through private placements of our common stock or borrowing from our officers and directors.

Our product library has been established, and we are currently selling our products in seven retail outlets, to private individuals and companies, and on the Internet through our web page. Since the product library is stored on compact disk, it is simply a matter of printing the stock we need to satisfy the orders we receive at the present time. The orders are usually printed the day we receive them and shipped the following day. Printing is done in house on a high resolution color photographic printer. We intend to continue doing business in this manner, and plan to expand by personal contact, by word of mouth, and via the Internet, until such time as we raise sufficient capital to begin a marketing and advertising campaign.

Jasmine's has no current material commitments. Jasmine's depends upon capital to be derived from this offering and future financing activities such as subsequent offerings of its stock or contributions from its officers and directors. There can be no assurance that Jasmine's will be successful in raising the capital it requires. Management believes that, if this offering and the subsequent private placements are successful, Jasmine's will be able to generate revenue from product sales and achieve liquidity within the next twelve months, and estimates that this liquidity will continue, unless it goes over budget. Jasmines has calculated the legal and accounting costs associated with filing the requisite reports under the Securities Exchange Act in this discussion of its funding and liquidity requirements.

Jasmine's does not expect to incur any research and development costs. Jasmine's does not expect the purchase or sale of plant or any significant equipment. Jasmine's has generated minimal revenue since its inception.

                            FORWARD LOOKING STATEMENTS

This annual report statement contains forward-looking statements. Jasmine's's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.


ITEM 1. DESCRIPTION OF BUSINESS

Incorporated by reference to the annual report.


ITEM 3. LEGAL PROCEEDINGS

This information is incorporated by reference to the Proxy Statement for the 2003 Annual Meeting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This information is incorporated by reference to the Proxy Statement for the 2003 Annual Meeting.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to the Proxy Statement for the 2003 Annual Meeting.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Incorporated by reference to the annual report.


ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements among our independent accountants in the last fiscal year.

PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

This information is incorporated by reference to the Proxy Statement for the 2003 Annual Meeting.


ITEM 10. EXECUTIVE COMPENSATION.

This information is incorporated by reference to the Proxy Statement for the 2003 Annual Meeting of Shareholders.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to the Proxy Statement for the 2003 Annual Meeting of Shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to the Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Financial Statements (included in Part II of this Report):

  Report of Independent Certified Public Accountant
  Financial Statements
  Balance Sheets
  Statement of Loss And Accumulated Deficit
  Statements of Cash Flows
  Statements of Stockholder's Equity
  Notes to Consolidated Financial Statements

All of these items are incorporated by reference to the Annual Report to Shareholders

  (b) Reports on Form 8-K:
      None


  (c) Exhibits
      None

                               FINANCIAL STATEMENTS

 Report of Independent Certified Public Accountant dated
 February 13, 2003
 Financial Statements
 Balance Sheets
 Statement of Loss and Accumulated Deficit
 Statements of Stockholder's Equity
 Statements of Cash Flows
 Notes to Financial Statements


                          REPORT OF INDEPENDENT AUDITOR

To the Shareholders and Board of Directors
Jasmine's Garden

I have audited the accompanying balance sheets of Jasmine's Garden, a development stage company, as of December 31, 2002 and 2001, and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended, and for the period March 27, 2001 (inception) through December, 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jasmine's Garden at December 31, 2002 and 2001, and the results of operations and cash flows for the period then ended, and for the period March 27, 2001 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company is in development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rogelio G. Castro
Certified Public Accountant
Oxnard, California
February 21, 2003

                                Jasmine's Garden
                         (A Development Stage Company)
                                 Balance Sheets

                                              December 31,     December 31,
                                                 2002            2001
                                             -------------     ---------
ASSETS
Current Assets:
  Cash                                         $   16,055       $   977
                                                ---------        ------
 Accounts Receivable:                                 252             -
                                                ---------        ------
TOTAL ASSETS                                   $   16,307       $   977
                                                ---------        -------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accrued Expenses                                    868           321
  Note payable                                          -         3,009
                                                ---------        --------
Total Current Liabilities                             868         3,330
                                                ---------        --------
Stockholders' Equity:
  Common stock, $.001 par value
  Authorized - 50,000,000 shares
  Issued and outstanding shares;
 6,015,400 and 6,000,000 respectively               6,015         6,000

Paid in capital                                    15,385             -
Deficit accumulated during
 the development stage                            ( 5,961)       (8,353)
                                                ---------        -------
      Total Stockholders' Equity (deficit)        15,439         (2,353)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  16,307          $ 977
                                               ==========       =========

                                Jasmine's Garden
                         (A Development Stage Company)
                            Statements of Operations
                 For the years ended December 31, 2002 and 2001
      for the period March 27, 2001 (inception) through December 31, 2002


                                                                Cumulative
                                                                from
                                                               (inception)
                                                                through
                                    December 31   December 31   December 31,
                                       2002          2001          2002
                                    ----------    -----------   ------------
Income                               $ 4,621       $ 2,778       $ 7,439
                                    ----------    -----------   ------------
Operating Expenses:
 Cost of Sales                         1,312         7,143         8,455
 General and
 administrative expenses               1,527         3,988         5,515
                                    ----------    -----------   ------------
 Total Expenses                        2,839        11,131        13,970
                                    ----------    -----------   ------------
Net income (loss) from operations      1,822        (8,353)       (6,531)
Other Income                             570             -           570
                                    ----------    -----------   ------------

Net income (loss)                   $  2,392      $ (8,353)      $(5,961)
                                    ==========    ===========   ============

Basic Loss Per Share                $      -      $      -
                                    ==========    ===========

                                Jasmine's Garden
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
       For the period March 7, 2000 (inception) through December 31, 2002

                                                                                      Deficit
                                              Number                                  Accumulated
                                              of           Common         Paid        During
                                              Shares       Stock          In          Development
                                              Outstanding  at Par Value   Capital     Stage
                                              -----------  ------------   -------     -----------

Stock issued at inception for services         6,000,000   $    6,000     $     -     $       -
Net loss - December 31, 2001                                                             (8,353)
                                              -----------  ------------   -------     -----------
Balance at December 31, 2001                   6,000,000   $    6,000     $     -     $  (8,353)

Stocks issued for cash                            15,400           15       15,385
Net income-December 31, 2002                                                              2,392
                                              -----------  ------------   -------     -----------
Balance at December 31, 2002                   5,015,400   $    6,015     $ 15,385 $     (5,961)
                                              ===========  ============   ==========  ===========

                                Jasmine's Garden
                         (a Development Stage Company)
                            Statements of Cash Flows


                                                                 From inception
                                                                 March 27, 2001
                                                                 Through
                                       December 31, December 31, December 31,
                                        2002        2001         2002
                                       -----------  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                     $  2,392    $ (8,353)      $ (5,961)
  Stocks issued for services                   -       6,000          6,000
  Increase in Accounts Receivable          ( 252)          -           (252)
  Increase (decrease) in
   Accrued Expenses                          295         321            616
                                       -----------  ------------ ------------
NET CASH PROVIDED (USED)BY
OPERATING ACTIVITIES                    $  2,687    $ (2,032)      $    655
                                       -----------  ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in
    Notes Payable                         (3,009)      3,009              -
 Common Stocks Issued                     15,400           -         15,400
                                       -----------  ------------ ------------
NET CASH FROM FINANCING ACTIVITIES      $ 12,391       3,009         15,400
                                       -----------  ------------ ------------
INCREASE (DECREASE) IN CASH               15,078         977         16,055

BEGINNING CASH                               977           -              -
                                       -----------  ------------ ------------
ENDING CASH                            $ 16,055      $   977      $  16,055
                                       ===========  ============ ============

                             JASMINE'S GARDEN
                      (A Development Stage Company)
                      Notes to Financial Statements
                            December 31, 2002

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

The following is an illustration of the numerators and denominators of the basic loss per share calculation:

                                                    For the
                                                    Years ended
                                                    December 31,
                                        ---------------------------------
                                            2002                  2001
                                        -----------           -----------
Net Income (Loss)                         $ 2,392               $(8,353)
 Weighted average shares
 outstanding (denominator)              6,015,400             6,000,000
Basic loss per share                       $(0.00)               $(0.00)
                                        ===========           ===========

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


Jasmine's Garden has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

The Company's total deferred tax assets as of December 31, 2002 is as follows:

  Net operating loss carry-forward        $ 5,961
  Valuation allowance                      (5,961)
                                           -------
                                          $    -
                                           =======

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax loss is as follows for the year ended December 31, 2001:

  Income tax benefit at statutory rate    $   894
  Valuation allowance                       ( 894)
                                            ------
                                          $     -
                                            ======

The net operating loss carry forward of $5,961 for federal tax purposes will expire in year 2022.

NOTE 4   RELATED PARTY TRANSACTIONS

The Company issued a total of 6,000,000 shares of restricted common stock to its officers, legal counsel, and consultant in exchange for services rendered. The stocks issued are recorded at fair value of the services received.

NOTE 5   GOING CONCERN
The Company has nominal assets with which to create operating capital. It has an accumulated deficit of $5,961 at December 31, 2002. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Jasmine's Garden

Jack Gregory
-------------------------------------
JACK GREGORY, President and Director

Date: February 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Jasmine Gregory
--------------------------------------
JASMINE GREGORY, Treasurer and Director

Date: February 28, 2003