Form 10QSB
period 2003-03-31
JASMINES GARDEN
filed 2003-04-11
CIK 1144320

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                      COMMISSION FILE NUMBER:     333-60804
                                                 ----------

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



                               32740 Greene Drive
                             Springville, CA 93265
                             (559) 539-0923 (PHONE)
                              (559) 539-5113 (FAX)
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

The number of shares of the registrant's common stock issued and outstanding as of March 31, 2003: 6,015,400 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                                Jasmine's Garden
                         (A Development Stage Company)
                                 Balance Sheet

                                        March 31,             March 31,
ASSETS                                  2003                  2002
Current Assets:                         -----------          -----------
   Cash                               $   19,148           $   1,797
   Accounts Receivable                       23                    -
Other Assets:
   Livestock                                  -                2,405
TOTAL ASSETS                             19,171                4,202
                                        =======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accrued Interest                           -                  454
   Accounts Payable                         196                    -
   Sales Tax Payable                         80                   80
   Note Payable   related parties             -                6,114
   Income Tax Payable                     1,000                  200
                                        -----------          -----------
Total Current Liabilities                 1,276                6,848
Total Liabilities                         1,276                6,848
                                        -----------          -----------
Stockholders' Equity
   Common Stock, Par Value $0.001
   Authorized shares 50,000,000,
   issued and outstanding 6,015,400
   and 6,000,000 respectively             6,015                6,000

   Paid-in Capital                       15,385                    -
   Accumulated Deficit                   (5,961)              (8,353)
   Net Income                             2,456                 (293)
                                        -----------          -----------
Total Stockholders' Equity               17,895               (2,646)
                                        -----------          -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $  19,171            $   4,202
                                      =============        =============

                                Jasmine's Garden
                         (A Development Stage Company)
                            Statement of Operations

                                        March 31,      March 31,
                                        2003           2002
                                        ---------      ---------
Revenue                               $     320      $   1,066
Other Income                              2,607              -
                                        ---------      ---------
Total Income                              2,927          1,066
Operating Expenses:
   Cost of Sales                            259            924
   General and administrative expenses      212            435
                                        ---------      ---------

Net Profit (Loss)                     $   2,456      $    (293)
                                        =========      =========

Net Income Per Share (Basic and Diluted     .00            .00
                                       ==========    ==========
Weighted Average Common
 Shares Outstanding                   6,015,400      6,000,000

                                Jasmine's Garden
                         (A Development Stage Company)
                                   Cash Flows

                                            March 31,      March 31,
                                            2003           2002
                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                       $  2,456      $    (293)
   Decrease in Accounts Receivable              229              -
   Increase in Livestock                          -         (2,405)
   Increase (decrease) in Accounts Payable      196             (8)
   Increase in Accrued Expenses                 212            421
                                            ---------      ---------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                       $  3,093      $  (2,285)
                                            ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in Notes Payable           -          3,105
   Common Stock Issued                            -              -
                                            ---------      ---------
NET CASH FROM FINANCING ACTIVITIES         $      -      $   3,105
                                            ---------      ---------
INCREASE (DECREASE) IN CASH                   3,093            820
BEGINNING CASH                               16,055            977
ENDING CASH                                $ 19,148       $  1,797
                                           =========      ===========

                              Jasmine's Garden
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                   For the period March 27, 2001 (inception)
                             through March 31, 2003



                                   Number of
                                   Shares          Common      Paid-In      Retained
                                   Outstanding     Stock       Capital      Earnings
                                   -----------   ----------    ---------    ---------
Stock issued at inception
 for services                      6,000,000     $  6,000     $      -
Net loss   December 31, 2001                                                $ (8,353)
                                   -----------   ----------    ---------    ---------
Balance at December 31, 2001       6,000,000     $  6,000     $      -      $ (8,353)

Stock issued for cash                 15,400     $     15     $ 15,385
Net income-December 31, 2002                                                $  2,392
                                   -----------   ----------    ---------    ---------
Balance at December 31, 2002       6,015,400     $  6,015     $ 15,385      $ (5,961)

Stock issued for cash                     -             -            -
Net income   March 31, 2003                                                 $  2,456
                                   -----------   ----------    ---------    ---------
Balance at March 31, 2003          6,015,400     $  6,015     $ 15,385     $  (3,505)
                                   =========     ========     ========     ==========


                         (A Development Stage Company)
                         Notes to Financial Statements
                                 March 31, 2003

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

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

Basis -  The Company uses the accrual method of accounting.

Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of March 31, 2003 the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

Fiscal Year End - The Company has adopted December 31 as its fiscal year end.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3    INCOME TAXES

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". It requires recognition of deferred tax liabilites and assets for the expected future tax consequences. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

The Company's total deferred tax assets as of December 31, 2002 is as follows:

   Net operating loss carry-forward          $ 5,961
   Valuation allowance                        (5,961)
                                             ---------
                                             $     -
                                             =========

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax loss is as follows for the year ended December 31, 2001:

   Income tax benefit at statutory rate          $   894
   Valuation allowance                             ( 894)
                                                  ---------
                                                 $      -
                                                  =========

The net operating loss carry forward of $5,961 for federal tax purposes will expire in year 2022.

NOTE 4    RELATED PARTY TRANSACTIONS

The Company issued a total of 6,000,000 shares of restricted common stock to its officers, legal counsel, and consultant in exchange for services rendered. The stocks issued are recorded at fair value of the services received.

NOTE 5    GOING CONCERN

The Company has nominal assets with which to create operating capital. It has an accumulated deficit of $3,505 at March 31, 2003. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.


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

In this report, references to "we", "us", and "our" refer to Jasmine's Garden.

                           FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which Jasmine's Garden may participate; competition within Jasmine's Garden's chosen industry, including competition from much larger competitors; technological advances and failure by Jasmine's Garden to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

Result of Operations

Since inception, we have had minimal revenues and have experienced minimal profits. We have financed our operations primarily through the sale of our common stock and with income derived from operations. The net profit for the period ended March 31, 2003 was $2,456.

Liquidity and Capital Resources

As of March 31, 2003, we had $19,148 cash on hand and total current liabilities of $1,276. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by income from operations.


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


April 10, 2003                      By: Jack Gregory
                                        ------------------------
                                        Jack Gregory, President


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Jasmine's Garden (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By:  Jack Gregory                         Date: April 10, 2003
     -----------------------
     Jack Gregory
     Chief Executive Officer

                                 CERTIFICATION
                            PURSUANT TO SECTION 302

I, Jack Gregory, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Jasmine's Garden.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003


By:   Jack Gregory


Jack Gregory
-----------------------
Chief Executive Officer