Form 10KSB/A
period 2002-12-31
JASMINES GARDEN
filed 2003-05-06
CIK 1144320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A

           AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL
                        YEAR ENDED DECEMBER 31, 2002


                                Jasmine's Garden
                     -------------------------------------
                     (Exact name of issuer in its charter)


         Nevada                                         91-2132336
(State of Incorporation)                         (I.R.S. Employer I.D. No.:)


                               32740 Greene Drive
                             Springville, CA 93265
                            (559) 539-0923 (PHONE)
                              (559) 539-5113 (FAX)
           -----------------------------------------------------------
         (Address and telephone number of principal executive offices)


 SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

 None

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

 Title of each class to be so registered

 Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject  to such filing requirements for the past 90 days. Yes X   No
                                                                ----   ----

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

Transitional Small Business Disclosure Format (check one)  Yes     No   X
                                                              ----    -----

                               TABLE OF CONTENTS
                               -----------------
  PART I
  ------

  Item 1     Description of Business .............   3

  Item 2     Description of Property..............   6

  Item 3     Legal Proceedings ...................   8

  Item 4     Submission of Matters to a
             Vote of Security Holders.............   8

  PART II
  -------

  Item 5     Market for Common Equity and
             Related Stockholder Matters .........   9

  Item 6     Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations ...........   9

  Item 7     Financial Statements and
             Supplementary Data ..................  10

  Item 8     Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure ................  10

  PART III
  --------

  Item 9     Directors and Executive Officers
             of the Registrant ...................   9

  Item 10    Executive Compensation ..............   9

  Item 11    Security Ownership of Certain
             Beneficial Owners and Management

  Item 12    Certain Relationships and
             Related Transactions ................   13

  Item 13    Exhibits and Reports on Form 8-K ....   13

  SIGNATURES .....................................   19


                                      PART 1
                                      ------

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


Sincerely,

Jack Gregory
-----------------------
Jack Gregory, President


                             BUSINESS OF THE COMPANY

Jasmine's Garden was founded on the basis that a very unique product style existed with the amalgamation of disciplines possessed by Jasmine Gregory. With expertise in art, fashion, photography, and computer graphics, Jasmine produced designs of flowers, fruits, and vegetables that are outstanding. These designs are put in the form of greeting cards, note cards, and gift cards. They are now mechanized in novelty shops and other outlets. Some of the designs are also displayed in the Company website, www.jasminesgarden.com. The Company portfolio of designs is extensive and continually expanding. The website is changed continually and addresses the particular seasons that are pending. The market place appears to be quite expansive and gross sales should grow with continued exposure of the products. To date no advertising has been used and only word of mouth and repeat business has accounted for the existing sales. Customer requests for enlargements and framed enlargements speaks for itself as to the uniqueness of the designs. One organization with the Calla Lily as its designated flower ordered 250 boxes of note cards to be given to their attendees at a national convention. To date satisfaction of customers continues to fuel the enthusiasm of the Company and consequently a continued growth in sales is expected.

The following table summarizes selected financial data contained within the attached financial statements. For more information regarding the Company's financial data, please refer to the audited financial statements.


                                             YEAR ENDED DECEMBER 31,
                                              2002            2001
                                            --------        --------
  Total Operating Revenue                   $  4,661        $  2,778
  Total Net Income (Loss) after Taxes          2,392         (8,353)
  Total Assets                                16,307            977
  Total Current Liabilities                      868          3,330
  Long Term Debt                                   0              0
  Earnings (Loss) per Share                        0              0


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

We intend to implement the marketing and advertising program as follows:

 -Phase One: Phase One of the program is to develop a sales force of commissioned salespersons, to expand our retail operations, and to enhance their activities by national television and Internet advertising, at an estimated cost of $150,000. This phase also anticipates that we will develop an inventory of product to satisfy the needs of our new retail outlets, at an estimated cost of $8,450. We anticipate that we will accomplish this phase after we are able to obtain financing by sales of our equity securities.

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

Properties.

 Jasmine's uses offices at 32740 Greene Drive, Springville, California, from its president, Jack Gregory, on a month-to-month basis, at no cost to us. The offices are located in the residence of our directors, Jasmine and Jack Gregory. Jasmine's owns all of its photographic and computer equipment. The office space consists of approximately 150 square feet of office space, which is adequate for Jasmine's needs at the present time and which is adequately covered by insurance.
Patents

Jasmines has no patents or trademarks. Its is the owner of the Internet domain name, www.jasminesgarden.com. Jasmine's products are all copyrighted.

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

 Sales for the fiscal year ended December 31? 2001 cover the year beginning March 27, 2001, compared to a full 12 month year ending December 31, 2002. Costs of sales ending December 31, 2001 includes a $6,000 one time transaction from the issuance of stock for services to our directors. Our costs of sales consist of ink, paper, envelopes; and packaging materials. The company's general and administrative expenses include state income tax expense, sales tax expense and other miscellaneous expenses. General and administrative expenses for the year ending December 31, 2002 include an $800 income tax expense, as compared to $0 income tax expense in 2001. We also incurred $409.00 in loan interest expense in 2002 as compared to $301.00 in 2001.

The net profit for the year ended December 31, 2002 was $2,392, compared to a net loss of $8,353 for the comparable period of 2001. Management attributes the difference to commencement of retail sales operations.

Liquidity and Capital Resources

 Our inception on March 27, 2001 resulted in a $6,000 non-cash expense item, representing the par value of stocks issued for services to our directors and officers. The period ending December 31, 2001 included a $3,009 loan from our director, and we paid off this loan during the fiscal year 2002. During 2002, we sold stock for cash in an initial public offering registered on Form SB-2 to non-affiliated parties in the amount of $15,400.

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

 Jasmine's has no current material commitments. Jasmine's depends upon capital to be derived from future financing activities such as subsequent offerings of its stock or contributions from its officers and directors. There can be no assurance that Jasmine's will be successful in raising the capital it requires. Management believes that, if this offering and the subsequent private placements are successful, Jasmine's will be able to generate revenue from product sales and achieve liquidity within the next twelve months, and estimates that this liquidity will continue, unless it goes over budget. Jasmines has calculated the legal and accounting costs associated with filing the requisite reports under the Securities Exchange Act in this discussion of its funding and liquidity requirements.

Jasmine's does not expect to incur any research and development costs. Jasmine's does not expect the purchase or sale of plant or any significant equipment. Jasmine's has generated minimal revenue since its inception.

FORWARD LOOKING STATEMENTS

This annual report statement contains forward- looking statements. Jasmine's's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.


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


                           JASMINE'S GARDEN
                      (A Development Stage Company)
                          FINANCIAL STATEMENTS

                            December 31, 2002


                               CONTENTS


  Independent Auditors' Report  .........................F 2

  Balance Sheet .........................................F 3

  Statements of Operations ..............................F 4

  Statements of Stockholders' Equity (Deficit)...........F 5

  Statements of Cash Flows...............................F 6

  Notes to the Financial Statements......................F 7-F9



                          Independent Auditor's Report


Board of Directors and Stockholders
JASMINE'S GARDEN
Springville, California

I have audited the accompanying balance sheets of JASMINE'S GARDEN. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years then, and for the period March 27, 2001(inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of JASMINE'S GARDEN as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and for the period March 27, 2001(inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 5, the Company is in development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rogelio G. Castro
Certified Public Accountant

Oxnard, California
February 21, 2003



                            JASMINE'S GARDEN
                    (A Development Stage Company)
                             Balance Sheets

                                             December 31,
                                           2002       2001
                                         --------   --------
                      ASSETS
  Current Assets:
    Cash                                  $16,055    $  977
    Accounts Receivable                       252         -
                                           ------     -----
      Total Current Assets                 16,307       977
                                           ------     -----

  TOTAL ASSETS                            $16,307    $  977
                                           ======     =====

     LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accrued Expenses                      $   868    $  321
    Note Payable                                -     3,009
                                           ------     -----
      Total Current Liabilities               868     3,330
                                           ------     -----

  Stockholders= Equity:
    Common Stocks, $.001 par value
     Authorized Shares; 50,000000
     Issued and Outstanding Shares;
     6,015,400 and 6,000,000, respectively  6,015     6,000
     Paid In Capital                       15,385         -
     Deficit Accumulated during
      The Development Stage                (5,961)   (8,353)
                                           -------    ------
      TOTAL STOCKHOLDERS= Equity (Deficit) 15,439    (2,353)
                                           ------     ------
  TOTAL LIABILITIES AND
     STOCKHOLDERS= EQUITY                 $16,307    $  977
                                           ======     ======



  The accompanying notes are an integral part of these financial statements.

                                    F3

                                JASMINE'S GARDEN
                         (A Development Stage Company)
                            Statements of Operations

                                                                 From
                                     For the       For the       Inception
                                     Year Ended    Year Ended    March 27,2001
                                     December 31,  December 31,  Through
                                                                 December 31,
                                       2002          2001        2002
                                     ------------  ------------ --------------

  Income                             $ 4,661         $ 2,778      $ 7,439
  Operating Expenses:
    Cost of Sales                      1,312           7,143        8,455
    General and Administrative         1,527           3,988        5,515
                                     ------------  ------------ --------------
       Total Expenses                  2,839          11,131       13,970
                                     ------------  ------------ --------------
  Net Income (Loss) from Operations    1,822          (8,353)      (6,531)
  Other Income                           570               -          570
                                     ------------  ------------ --------------
  Net Income (Loss)                   $ 2,392        $(8,353)     $(5,961)
                                     ============  ============ ==============
  Basic Loss Per Share                $     -        $     -
                                     ============  ============

  The accompanying notes are an integral part of these financial statements.

                                    F4



                                JASMINE'S GARDEN
                         (A Development Stage Company)
                        Statement of Stockholders Equity
               For the period March 27, 2001 (inception) through
                               December 31, 2002


                                                                                Deficit
                                          Number         Common                 Accumulated
                                          of             Stock      Paid        During
                                          Shares         at Par     in          Development
                                          Outstanding    Value      Capital     Stage
                                          -----------    -------    --------  ------------
  Stocks issued at inception
     for services                         6,000,000      $6,000    $     -      $      -
  Net Loss,
     December 31, 2001                                                            (8,353)
                                          -----------    -------    --------  ------------
  Balance, December 31, 2001              6,000,000      $6,000          -        (8,353)
  Stocks issued for cash                     15,400          15     15,385
  Net Income,
      December 31, 2002                                                            2,392
                                          -----------    -------    --------  ------------
  Balance, December 31, 2002              6,015,400       $6,015    $15,385       $(5,961)
                                          ===========    =======    =======   ============


    The accompanying notes are an integral part of these financial statements.

                                    F5


                                JASMINE'S GARDEN
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                           From
                                              For the       For the        Inception
                                              Year Ended    Year Ended     March 27,2001
                                              December 31,  December 31,   Through
                                                                           December 31,
                                              2002          2001           2002
                                              ------------  ------------   -------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                         $ 2,392        $(8,353)       $(5,961)
    Stocks Issued for Services                      -          6,000          6,000
    Increase in Accounts Receivable              (252)             -           (252)
    Increase (Decrease) in
      Accrued Expenses                            295            321            616
                                              ------------  ------------   -------------
  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                        2,687         (2,032)           655

  CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (Decrease) in
     Notes Payable                             (3,009)         3,009              -
    Common Stocks Issued                       15,400              -         15,400
                                              ------------  ------------   -------------
  NET CASH FROM FINANCING ACTIVITIES           12,391          3,009         15,400
                                              ------------  ------------   -------------
  INCREASE IN CASH                             15,078            977         16,055

  BEGINNING CASH                                  977              -              -
                                              ------------  ------------   -------------
  ENDING CASH                                 $16,055         $  977        $16,055
                                              ============  ============   =============


    The accompanying notes are an integral part of these financial statements.

                                    F6


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

NOTE 2 B SIGNIFICANT ACCOUNTING POLICIES

a. Basis The Company uses the accrual method of accounting.

b. Cash and cash equivalents B The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

  c. Property & Equipment

 The Company's policy is to capitalized acquisitions in the amounts over $1,000. Property and equipment will be recorded at cost. Depreciation will be provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

 d. Revenue Recognition

Sales are recorded the date the products are shipped to customers. The Company does not allow returns of products sold.

 e. Loss per share. Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of December 31, 2002 the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.


                             F7


The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                       For the
                                                       years ended
                                                       December 31,
                                                   2002          2001
                                                 ---------     ---------
      Net Income (Loss)                           $ 2,392       $(8,353)
Weighted average shares outstanding
 (denominator)                                  6,015,400     6,000,000
        Basic loss per share                  $     (0.00)  $     (0.00)
                                              ============  =============


1. Use of Estimates - The preparation of financial accounting principles requires management to make estimates and assumptions that affect the reported amounts assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Jasmine's Garden has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

The Company's total deferred tax assets as of December 31, 2002 is as follows:

    Net operating loss carry-forward        $ 5,961
    Valuation allowance                      (5,961)
                                              -----
                                            $    -
                                              =====

                                    F8


The difference between the income tax benefit in the accompanying   statements
of operations and the amount that would result if the Federal statutory rate of
34% were applied to pre-tax loss   is as follows for the year ended December
31, 2001:

    Income tax benefit at statutory rate    $   894
    Valuation allowance                      (  894)
                                              -----
                                            $     -
                                              =====

The net operating loss carry forward of $5,961 for federal tax purposes will expire in year 2022.

NOTE 4 RELATED PARTY TRANSACTIONS

The Company issued a total of 6,000,000 share of restricted common stock to its officers, legal counsel, and consultant in exchange for services rendered. The stocks issued are recorded at fair value par value of the services received.

 The Company has created an agreement with its President to use his office space rent-free until the Company is able to show significant revenue.

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


 NOTE 6 - OTHER INCOME

Other income consist of net short term capital gains from capital transactions incurred during 2002.

                               F 9

                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

     JASMINE'S GARDEN

By:  Jack Gregory
     _____________________________________
     JACK GREGORY, President and Director

   Date: April 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     JASMINE'S GARDEN

By: Jasmine Gregory
    _______________________________________
    Jasmine Gregory, Treasurer and Director

    Date: April 29, 2003

We, Jack Gregory and Jasmine Gregory,certify that:

We hereby certify that the foregoing report fully complies with the requirements of Sections 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly represents, in all material respects, the financial condition and results of operations of the company, and that, further:

   1. We have reviewed this report on Form 10KSB/A of Jasmine's Garden, (the "registrant").

   2. Based on our knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on our knowledge, the financial information included in this report, and the financial statements on which the financial information is based, fairly present in all material respects the financial condition, results of operations, changes in net assets, and cash flows (if the financial statements are required to include a statement of cash flows) of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in rule 30a-2(c) under the Investment Company Act) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

   c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Jack Gregory
   _____________________________________
   JACK GREGORY, President and Director

   Date: April 29, 2003



  Jasmine Gregory
  _____________________________________
  JASMINE GREGORY, Treasurer and Director

    Date: April 29, 2003