Form 10KSB/A
period 2002-12-31
JASMINES GARDEN
filed 2003-05-27
CIK 1144320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A

       SECOND AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL
                        YEAR ENDED DECEMBER 31, 2002


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

 Sales for the fiscal year ended December 31, 2001 cover the year beginning March 27, 2001, compared to a full 12 month year ending December 31, 2002. Revenues for the period ended December 31, 2001 were $2,778, and costs of sales were $1,143, compared to higher revenues of $4,661 and costs of sales of $1,312 for the same period of 2002. General and administrative expenses for the year ended December 31, 2001 were $9,988, compared to $1,527 for the year ended December 31, 2002, in which sales were reported as higher. Management attributes the reason for the decrease in administrative and general expenses to a $6,000 one time transaction for the expense in issuance of stock to our directors and to our legal counsel. This transaction consisted of the issuance of 5,700,000 shares to our directors and 300,000 shares to our legal counsel. Costs of sales for both periods consist of ink, paper, envelopes, and packaging materials. The company's general and administrative expenses for both periods include state income tax expense, sales tax expense and other miscellaneous expenses. General and administrative expenses for the year ending December 31, 2002 include an $800 income tax expense, as compared to $0 income tax expense in 2001. We also incurred $409.00 in loan interest expense in 2002 as compared to $301.00 in 2001. The net profit for the year ended December 31, 2002 was $2,392, compared to a net loss of $8,353 for the comparable period of 2001.


Liquidity and Capital Resources

 Our inception on March 27, 2001 resulted in a $6,000 non-cash expense item, representing the fair value of stocks issued for services to our directors and officers. This transaction can be summarized as follows: In connection with organizing Jasmine's, on March 27, 2001, Jasmine Gregory was issued 3,000,000 shares of restricted common stock, valued at $3000, and Jack Gregory was issued 2,700,000 restricted shares of common stock, valued at $2650 in exchange for the business plan of Jasmine's, and Jasmine's trade name, and to compensate Jack Gregory for management and consultation services and Jasmine Gregory for designing and producing all of the company's products, and in exchange for Jasmine Gregory's entire library of designs. The company's accountant suggested that the expense associated with this issuance be classified in general and administrative expenses. The period ending December 31, 2001 included a $3,009 loan from our director, and we paid off this loan during the fiscal year 2002. During 2002, we sold stock for cash in an initial public offering registered on Form SB-2 to non-affiliated parties in the amount of $15,400.

As of December 31, 2002, we had $16,055 cash on hand and total current liabilities of $868. We have no material commitments in the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. However, our principals are not legally obligated to loan us these operating funds, and there can be no assurance that any private placements of common stock will be successful. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended December 31, 2002 and the period ended December 31, 2001 would not be meaningful.

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

Rogelio G. Castro
---------------------------
Rogelio G. Castro
Certified Public Accountant

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

  Stockholders Equity:
    Common Stocks, $.001 par value
     Authorized Shares; 50,000000
     Issued and Outstanding Shares;
     6,015,400 and 6,000,000, respectively  6,015     6,000
     Paid In Capital                       15,385         -
     Deficit Accumulated during
      The Development Stage                (5,961)   (8,353)
                                           -------    ------
      TOTAL STOCKHOLDERS= Equity (Deficit) 15,439    (2,353)
                                           ------     ------
  TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                  $16,307    $  977
                                           ======     ======


  The accompanying notes are an integral part of these financial statements.

                                    F3



                                 JASMINE'S GARDEN
                         (A Development Stage Company)
                            Statements of Operations

                                                                 From
                                     For the       For the       Inception
                                     Year Ended    Year Ended    March 27,2001
                                     December 31,  December 31,  Through
                                                                 December 31,
                                       2002          2001        2002
                                     ------------  ------------ --------------

  Income                             $ 4,661         $ 2,778      $ 7,439
  Operating Expenses:
    Cost of Sales                      1,312           1,143        2,455
    General and Administrative         1,527           3,988       11,515
                                     ------------  ------------ --------------
       Total Expenses                  2,839          11,131       13,970
                                     ------------  ------------ --------------
  Net Income (Loss) from Operations    1,822          (8,353)      (6,531)
  Other Income                           570               -          570
                                     ------------  ------------ --------------
  Net Income (Loss)                   $ 2,392        $(8,353)     $(5,961)
                                     ============  ============ ==============
  Basic Loss Per Share                $     -        $     -
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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

a. Basis. The Company uses the accrual method of accounting.

b. Cash and cash equivalents. The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

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


 NOTE 6 - OTHER INCOME

Other income totaled $570, and consists of net short term capital gains from capital transactions incurred during 2002. These transactions were a $345 gain from the sale of livestock, and a $225 gain from the sale of securities.

 NOTE 7 - INITIAL PUBLIC OFFERING

In 2001, the Company issued 15,400 shares of common stock to 113 individuals in its initial public offering of stock, registered on Form SB-2, for cash proceeds in the amount of $15,400.

                               F 9



                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

     JASMINE'S GARDEN

By:  Jack Gregory
     ____________________________________
     JACK GREGORY, President and Director

   Date: May 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    JASMINE'S GARDEN

By: Jasmine Gregory
    _______________________________________
    Jasmine Gregory, Treasurer and Director

    Date: May 20, 2003

                             CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Jasmine's Garden on Form 10KSB/A for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


 Dated: May 20, 2003             By: Jack Gregory
                                    --------------------------
                                     Jack Gregory
                                     Chief Executive Officer


 Dated: May 20, 2003             By: Jasmine Gregory
                                     ------------------------
                                     Jasmine Gregory,
                                     Treasurer

                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Jack Gregory, certify that:

1. I have reviewed this report on Form 10KSB/A of Jasmine's Garden.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the year ending 2002, as presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: May 20, 2003


Jack Gregory
- -----------------------
Jasmine Gregory,
Chief Executive Officer


                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Jasmine Gregory, certify that:

1. I have reviewed this report on Form 10KSB/A of Jasmine's Garden.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the year ending 2002, as presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: May 20, 2003


Jasmine Gregory
- -----------------------
Jasmine Gregory,
Chief Financial Officer