Form 10QSB/A
period 2003-03-31
JASMINES GARDEN
filed 2003-05-27
CIK 1144320

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB/A

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                      COMMISSION FILE NUMBER:     0-49717
                                                 ----------

                                Jasmine's Garden
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)


          Nevada                                      91-2132336
- ----------------------------------             ----------------------------
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

 NOTE 6     OTHER INCOME

In the period ended March 31, 2003, the Company sold the remainder of its livestock for $2,231. The Company explored the expansion of images for its portfolio to include livestock (cattle, sheep, goats). The Company purchased some livestock and then sold them. This resulted in a gain of $2,231 in 2003. Also in this quarter, the Company realized a gain of $376 from the sale of securities, for total other income of $2,607.


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

ITEM 2: MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

Result of Operations

 Since inception, we have had minimal revenues and have experienced minimal profits. We have financed our operations primarily through the sale of our common stock and with income derived from operations. The net profit for the period ended March 31, 2003 was $2,456. In the period ended March 31, 2003, the Company sold the remainder of its livestock for $2,231. The Company explored the expansion of images for its portfolio to include livestock (cattle, sheep, goats). The Company purchased some livestock and then sold them. This resulted in a gain of $2,231 in 2003. Also in this quarter, the Company realized a gain of $376 from the sale of securities, for total other income of $2,607.

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


May 21, 2003                        By: Jack Gregory
                                        ------------------------
                                        Jack Gregory, President



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

By:  Jack Gregory                         Date: May 21, 2003
     -----------------------
     Jack Gregory
     Chief Executive Officer

                                 CERTIFICATION
                            PURSUANT TO SECTION 302

I, Jack Gregory, certify that:

1. I have reviewed this report on Form 10-QSB of Jasmine's Garden.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date: May 21, 2003


By:   Jack Gregory


Jack Gregory
- -----------------------
Chief Executive Officer