Form 10KSB/A
period 2002-12-31
JASMINES GARDEN
filed 2003-06-24
CIK 1144320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A

       THIRD AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL
                         YEAR ENDED DECEMBER 31, 2002


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

                                    F3



                                 JASMINE'S GARDEN
                         (A Development Stage Company)
                            Statements of Operations

                                                                 From
                                     For the       For the       Inception
                                     Year Ended    Year Ended    March 27,2001
                                     December 31,  December 31,  Through
                                                                 December 31,
                                       2002          2001        2002
                                     ------------  ------------ --------------

  Income                             $ 4,661         $ 2,778      $ 7,439
  Operating Expenses:
    Cost of Sales                      1,312           1,143        2,455
    General and Administrative         1,527           9,988       11,515
                                     ------------  ------------ --------------
       Total Expenses                  2,839          11,131       13,970
                                     ------------  ------------ --------------
  Net Income (Loss) from Operations    1,822          (8,353)      (6,531)
  Other Income                           570               -          570
                                     ------------  ------------ --------------
  Net Income (Loss)                   $ 2,392        $(8,353)     $(5,961)
                                     ============  ============ ==============
  Basic Loss Per Share                $     -        $     -
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

                               F-9



                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

     JASMINE'S GARDEN

By:  Jack Gregory
     ____________________________________
     JACK GREGORY, President and Director

   Date: June 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    JASMINE'S GARDEN

By: Jasmine Gregory
    _______________________________________
    Jasmine Gregory, Treasurer and Director

    Date: June 18, 2003

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


 Dated: June 18, 2003             By: Jack Gregory
                                    --------------------------
                                     Jack Gregory
                                     Chief Executive Officer


 Dated: June 18, 2003             By: Jasmine Gregory
                                     ------------------------
                                     Jasmine Gregory,
                                     Treasurer

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

Date: June 18, 2003


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

Date: June 18, 2003


Jasmine Gregory
- -----------------------
Jasmine Gregory,
Chief Financial Officer