Form 10QSB
period 2003-06-30
JASMINES GARDEN
filed 2003-08-01
CIK 1144320

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                  FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2003

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to____


                     COMMISSION FILE NUMBER:     333-60804
                                                 ----------

                               Jasmine's Garden
                    __________________________________________
              (Exact name of registrant as specified in its charter)


          Nevada                                      91-2132336
__________________________________             ____________________________
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)



                            4705 West Addisyn Court
                               Visalia, CA 93291
                            (559) 732-8177 (PHONE)
                             (559) 732-8175 (FAX)
_______________________________________________________________________________
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


                     32740 Greene Drive, Springville, CA 93265
        ______________________________________________________________
        Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                  ----      ----

The number of shares of the registrant's common stock issued and outstanding as of June 30, 2003: 6,015,400 shares.

Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                               ---    ----

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                               Jasmine's Garden
                         (A Development State Company)
                                 BALANCE SHEET


                        ASSETS           December 31, 2002    June 30, 2003
                                         -----------------    -------------
TOTAL ASSETS
 Current Assets
 Cash in bank                            $    16,055            $19,195
 Accounts receivable                               -                121
 Other assets: Livestock                           -                  -
                                         -----------------    -------------
Total current assets                          16,307             19,316
                                         -----------------    -------------
 Total Assets                                 16,307             19,316
                                         =================    =============

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accrued interest                                  -                  -
 Accounts payable                                  -                287
 Sales tax payable                                 -
80
 Note payable - related parties                    -                  -
 Income tax payable                                -              1,200
 Accrued expenses                                868                  -
                                         -----------------    -------------

                Total current liabilities        868              1,567
                                         -----------------    -------------
                                                 868              1,567
                                         -----------------    -------------
Stockholders' equity

  Common Stock, Par Value $0.001
  per share-authorized shares
  100,000,000, issued and
  outstanding 6,000,000 shares                 6,015              6,015

Paid-in Capital                               15,385             15,385
Accumulated deficit                          ( 5,961)            (5,961)
Net income                                   (     0)             2,310
                                         -----------------    -------------

        Total stockholders' Equity            15,439             17,749
                                         -----------------    -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $  16,307           $ 19,316
                                          ==============     =============

    The accompanying notes are an integral part of these financial statements.

                              Jasmine's Garden
                         (A Development State Company)
                             Statement of Operations


                                           June 30,          June 30,
                                             2003             2002
                                           ------          -----------

Revenue                                $      702          $   3,252
Other income                                2,608                  -
                                          --------            --------
Total income                                3,310              3,252
Operating Expenses
 Cost of Sales                                559              1,146

General and administrative                    441                926
                                           ------          -----------
 Net Profit (Loss) from operations     $    2,310          $   1,180
                                           ------          -----------
                       Net profit      $    2,310          $   1,180
                                         ==========        ===========

Net Loss Per Share (Basic and Diluted)      (.00)             (.00)
                                         ==========        ===========
Weighted Average Common Shares
 Outstanding                            6,015,400           6,010,700



    The accompanying notes are an integral part of these financial statements.



                                Jasmine's Garden
                         (A Development State Company)
                                   Cash Flows

                                            June 30,         June 30,
                                             2003             2002
                                        --------------    -------------
Operating activities
 Net Income                              $  2,310         $   1,180
 Decrease in accounts receivable              130                 -
 Increase in livestock                          -            (2,405)
 Increase (decrease) in accounts payable      287                92
 Increase in accrued expenses                 413               891
                                        --------------    -------------

Net cash provided (used)
  by operating activities               $   3,140         $   ( 242)
                                        --------------    -------------
Financing Activities

Increase (decrease) in notes payable           -              2,105
 Common stock issued                           -             10,700
                                        --------------    -------------
Net cash from Financing Activities      $      -         $   12,805
                                        --------------    -------------
Net increase (decrease) in
 cash and cash equivalents                 3,140             12,563
                                        --------------    -------------
Cash and cash
 equivalents - beginning of period        16,055                977

Cash and cash
 equivalents - end of period           $  19,195            $13,540
                                        ==============    ==============


  The accompanying notes are an integral part of these financial statements.

                                Jasmine's Garden
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                   For the period March 27, 2001 (inception)
                             through June 30, 2003


                              Number
                              Of Shares      Common    Paid-in  Retained
                              Outstanding    Stock     Capital  Earnings
                              -----------   --------  -------- ---------
Stock issued at inception
 for services                 6,000,000      $6,000    $     -

Net loss - December 31, 2001                                    $ (8,353)
                              -----------   --------  -------- ---------
Balance at December 31, 2001  6,000,000      $6,000    $     -  $ (8,353)

Stock issued for cash            15,400      $   15    $ 15,385
Net income- December 31, 2002                                   $  2,392
                              -----------   --------  -------- ---------
Balance at December 31, 2002  6,015,400      $6,015    $15,385  $ (5,961)

Stock issued for cash                -            -         -
Net income - June 30, 2003                                      $  2,310
                              -----------   --------  -------- ---------
Balance at June 30, 2003      6,015,400      $6,015    $15,385  $ (3,651)
                              ============== =======   =======  =========


The accompanying notes are an integral part of these financial statements.

                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2003


NOTE 1 - NATURE OF BUSINESS

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - INCOME TAXES

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

The Company's total deferred tax assets as of December 31, 2002 are as follows:

  Net operating loss carry-forward        $ 5,961
  Valuation allowance                      (5,961)
                                            -----
                                          $    -
                                            =====

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax loss is as follows for the year ended December 31, 2002:

  Income tax benefit at statutory rate    $   894
  Valuation allowance                      (  894)
                                            -----
                                          $     -
                                            =====


The net operating loss carry forward of $5,961 for federal tax purposes will expire in year 2022.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company issued a total of 6,000,000 share of restricted common stock to its officers, legal counsel, and consultant in exchange for services rendered. The stocks issued are recorded at fair value of the services received.


NOTE 5 - GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. It has an accumulated deficit of $3,651 at June 30, 2003. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.


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

     In this report references to  "we," "us," and "our" refer to Jasmine's
Garden.

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


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had minimal revenues and have minimal profits. We have financed our operations primarily through the sale of our common stock and with income derived from our operations. Sales for the six months ending June 30, 2003 were $702, compared to $3,252 for the same period in 2002. The decrease in sales is attributed to two large orders the company had during the same period in 2002. The net profit for the six month period ending June 30, 2003 was $2,310. In the first quarter of 2003, the company sold the remainder of its livestock for $2,231. During this period, the company explored the expansion of its operations to include livestock. The Company purchased some livestock and then sold them, which resulted in a gain of $2,231. Also, in the first quarter, the company realized a gain of $376 from the sale of securities. Both of these activities combined resulted in total other income of $2,607. There has been no additional other income in the six months ended June 30, 2003.

Liquidity and Capital Resources

As of June 30, 2003, we had $19,195 cash on hand and total current liabilities of $1,567. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by our operations.

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


                                     Jasmine's Garden

July 28, 2003                    By: Jack Gregory
                                     ----------------------------
                                     Jack Gregory, President, CFO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Jasmine's Garden on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


 Dated: July 28, 2003                Jack Gregory
                                     ----------------------
                                     Jack Gregory,
                                     Chief Executive Officer



 Dated: July 28, 2003                Jasmine Gregory
                                     ----------------------
                                     Chief Financial Officer

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

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period ending June 30, 2003, as presented in this report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function;

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

Date: July 28, 2003


Jack Gregory
----------------------
Jack Gregory,
Chief Executive Officer

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

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period ending June 30, 2003, as presented in this report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

Date: July 28, 2003


Jasmine Gregory
-----------------------
Jasmine Gregory
Chief Financial Officer