Form 10QSB
period 2003-09-30
JASMINES GARDEN
filed 2003-10-22
CIK 1144320

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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



                           4705 West Addisyn Court
                              Visalia, CA 93291
                             (559)732-8177 (PHONE)
                              (559)732-8175  (FAX)
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE


                                Jasmine's Garden
                         (A Development Stage Company)
                                 Balance Sheet

                                         December 31,      September 30,
ASSETS                                      2002              2003
Current Assets:                          ------------     ------------
   Cash                                  $   16,055        $  16,430
   Accounts Receivable                         252               152
Other Assets:
   Marketable Securities                         -             1,583

TOTAL ASSETS                                16,307            18,165
                                           =======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accrued Interest                              -                 -
   Accounts Payable                              -                 -
   Sales Tax Payable                            68                 -
   Note Payable - related parties                -                 -
   Income Tax Payable                          800               600
Current Assets:                          ------------     ------------
Total Current Liabilities                      868               600

Total Liabilities                              868               600
Current Assets:                          ------------     ------------
Stockholders' Equity
   Common Stock, Par Value $0.001
   Authorized shares 50,000,000,
   issued and outstanding 6,015,400
   and 6,015,400 respectively                6,015             6,015
   Paid-in Capital                          15,385            15,385
   Accumulated Deficit                      (5,961)           (5,961)
   Net Income                                    0             2,126
                                         ------------     ------------
Total Stockholders' Equity                  15,439            17,565
                                         ------------     ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $  16,307          $ 18,165
                                           =======            ======


                                Jasmine's Garden
                         (A Development Stage Company)
                            Statement of Operations

                                        September 30,     September 30,
                                           2003               2002
                                        ------------      ------------
Revenue                                   $     760       $  3,610

Other Income                                  2,608            224
                                        -----------       -----------
Total Income                                  3,368          3,834
Operating Expenses:
   Cost of Sales                                567          1,227
   General and administrative expenses          675          1,215
                                        -----------       -----------
Net Profit (Loss)                         $  2,126         $  1,392
                                          =========       ==========

Net Income Per Share (Basic and Diluted)       .00              .00
                                          =========       ==========
Weighted Average Common
 Shares Outstanding                      6,015,400        6,015,400

                                Jasmine's Garden
                         (A Development Stage Company)
                            Statement of Cash Flows

                                           September 30,     September 30,
                                               2003               2002
                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                        $  2,126          $ 1,392
   Decrease in Accounts Receivable               100              (16)
   Increase (decrease) in Accounts Payable         -               (4)
   Increase (decrease) in Accrued Expenses      (268)             952
                                           ------------      ------------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                         $  1,958         $ 2,324
                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in Marketable Securities          (1,583)                 -
   Increase in Livestock                           -             (2,405)
                                           ------------      ------------
NET CASH FROM INVESTING ACTIVITIES            (1,583)            (2,405)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in Notes Payable            -                  -
   Common Stock Issued                             -             15,400
                                           ------------      ------------
NET CASH FROM FINANCING ACTIVITIES          $      -           $ 15,400
                                           ------------      ------------
INCREASE (DECREASE) IN CASH                      375             15,319

BEGINNING CASH                                16,055                977

ENDING CASH                                 $ 16,430           $ 16,296
                                              =======           =======


                                                                             5
                                Jasmine's Garden
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                         For the period March 27, 2001
                     (inception) through September 30, 2003

                                    Number of
                                    Shares           Common     Paid-In     Retained
                                    Outstanding      Stock      Capital     Earnings
                                    --------------   --------   ---------   ----------

Stock issued at inception
 for services                       6,000,000       $  6,000     $     -

Net loss - December 31, 2001                                                 $ (8,353)
                                    --------------   --------   ---------   ----------
Balance at December 31, 2001        6,000,000       $  6,000     $     -     $ (8,353)

Stock issued for cash                  15,400       $     15     $15,385
Net income-December 31, 2002                                                  $ 2,392
                                    --------------   --------   ---------   ----------
Balance at December 31, 2002        6,015,400       $  6,015     $15,385     $ (5,961)

Stock issued for cash                       -              -           -
Net income - Sept. 30, 2003                                                  $  2,126
                                    --------------   --------   ---------   ----------
Balance at Sept. 30, 2003           6,015,400       $  6,015     $15,385     $ (3,835)
                                    =========       =========    =======      =======

                                Jasmine's Garden
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 2003

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

Loss per share    Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of September 30, 2003 the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

Fiscal Year End    The Company has adopted December 31 as its fiscal year end.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                                                             7
NOTE 3    INCOME TAXES

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

NOTE 5    GOING CONCERN

The Company has nominal assets with which to create operating capital. It has an accumulated deficit of $3,835 at September 30, 2003. These factors raise substantial doubt about the company's ability to continue as a going concern.

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

ITEM 2: MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

Result of Operations

Since inception, we have had minimal revenues and have experienced minimal profits. We have financed our operations primarily through the sale of our common stock and with income derived from operations. Sales for the nine months ending September 30, 2003 were $760 compared to $3,610 for the same period in 2002. Most of the decrease in sales is attributed to two large orders that the company had during the same period in 2002. The net profit for the nine month period ending September 30, 2003 was $2,126. In the first quarter of 2003, the Company sold the remainder of its livestock for $2,231. The Company had explored the expansion of its operations to include livestock. The Company purchased some livestock and then sold them. This resulted in a gain of $2,231 in 2003. Also in the first quarter, the Company realized a gain of $376 from the sale of securities. Both of these activities combined resulted in total other income of $2,607. There has been no additional other income in the nine months ending September 30, 2003. As of September 30, 2003 the Company has been unsuccessful in raising capital or finding private placement of its stock.
Only two product representatives have been added to our sales force because of lack of development capital. The Company planned on more product representatives to increase sales. An acceptable number of representatives has not been added. Sales have consequently not increased.

Liquidity and Capital Resources

As of September 30, 2003, we had $16,430 cash on hand and total current liabilities of $600. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by income from operations.

                                                                             9
                          PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.


        (b)  Reports on Form 8-K.

                None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                     Jasmine's Garden

October 13, 2003                 By: Jack Gregory
                                     --------------------------------
                                     Jack Gregory, President

                                                                            10
                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Jasmine's Garden (the "Company") on Form 10-QSB for the period ended October 13, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By:  Jack Gregory                         Date: October 13, 2003
     -----------------------
     Jack Gregory
     Chief Executive Officer


                                                                             11
                                 CERTIFICATION
                            PURSUANT TO SECTION 302

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

Date: October 13, 2003


By:   Jack Gregory
      ----------------------
      Jack Gregory
      Chief Executive Officer

By:   Jasmine Gregory
      ----------------------
      Jasmine Gregory
      Chief Financial Officer
                                                                            12

                                 CERTIFICATION
                            PURSUANT TO SECTION 302

I, Jasmine Gregory, certify that:

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

Date: October 13, 2003


By:   Jasmine Gregory

      ------------------------
      Jasmine Gregory
      Chief Financial Officer

                                                                             13