Form 10KSB
period 2003-12-31
JASMINES GARDEN
filed 2004-04-13
CIK 1144320

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2003

Jasmine’s Garden

(Exact name of issuer in its charter)

Nevada	91-2132336
(State of Incorporation)	(I.R.S. Employer I.D. No.:)

2/F North Wondial Building, Keji South 6 Road, Shenzhen High-Tech Industrial Park Shennan Ave Shenzhen, P.R. China 86-755-38252698
(Address and telephone number of principal executive offices)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered:  Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

The issuer’s revenues for the Fiscal Year ended December 31, 2003 were $808. The aggregate market value of the voting Common Stock held by non-affiliates of the issuer computed by reference to the closing sales price of such Common Stock, as of April 5, 2004 was $13,502,940.  As of April 5, 2004, there were 47,975,400 shares of the issuer’s Common Stock outstanding.

The following documents are incorporated by reference:

Transitional Small Business Disclosure Format (check one) Yes                ☐            No           ☒

PART I

Certain statements in this Annual Report on Form 10-KSB, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Jasmine’s Garden, a Nevada corporation (referred to in this Report as “we,” “us”, “our” or “registrant”), and other statements contained in this Report that are not historical facts.  Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations.  When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors.”

ITEM 1.      DESCRIPTION OF BUSINESS

History

We were incorporated March 27, 2001, in the state of Nevada and, until December 2, 2003, had operated a nationwide wholesale and retail business of selling greeting cards, note cards and gift tags made from a design process involving photography and computer graphics.  On December 2, 2003, Cheering Limited, an investment holding company organized under the laws of the British Virgin Islands, acquired 5,700,000 shares of our Common Stock, par value $0.001, or the Common Stock, from Jack and Jasmine Gregory, our former officers, directors and principal stockholders, which constituted approximately 95% of our then issued and outstanding stock, for cash consideration of $221,220.74.  The purchase price for the Common Stock was paid in cash from Cheering Limited’s working capital.  As a result of the acquisition and change in control, we abandoned our business plan of selling greeting cards, note cards and gift tags and are holding ourselves available for an extraordinary corporate transaction, such as a merger, sale or reorganization.

In connection with Cheering’s acquisition of the securities: (i) the Board of Directors appointed Zuzhuan Xu to serve as the President and a director and Dr. Kit Tsui, Yao Miao and Mei Bin Jin, all designees of Cheering Limited, to serve as our directors and officers; and (ii) Jack and Jasmine Gregory resigned from their positions as officers and directors of the Company.  On February 18, 2004, Zu Zhuan Xu resigned from his position as the President of Jasmine’s Garden and Yi Bo Sun was appointed to replace him and Xu Bao Dong was appointed to serve as a director.  On February 19, 2004, Dr. Kit resigned from his position as a director and Yi Bo Sun was appointed to replace him.  Currently, our board of directors consists of Yi Bo Sun, who is also our Chief Executive Officer, Zu Zhuang Xu and Xu Bao Dong.

On March 17, 2004, we completed a private offering of 30,000,000 shares of our restricted Common Stock at a per share purchase price of $0.05 to seven unaffiliated individuals, which resulted in a change of control.  We received gross proceeds of $1,500,000 from this private placement.  The consideration was derived from each investor’s personal funds.  On March 17, 2004, the average of the bid and ask price of our Common Stock was $2.15 per share, however, our Common Stock was not actively traded prior to March 29, 2004.

As a condition of and in connection with such private placement, each of the investors executed an irrevocable proxy granting Yi Bo Sun, our Chief Executive Officer and our director, the right to vote all shares of the Common Stock purchased by the investors in this transaction.  The irrevocable proxies expire May 1, 2004.

Yi Bo Sun is also the Chairman and Chief Executive Officer of Cheering Limited, an investment holding company that, as of December 2, 2003, reported that it beneficially owned 5,700,000 shares (approximately 11.88%) of the issued and outstanding Common Stock of the Company. Prior to the expiration of the irrevocable proxies, Yi

Bo Sun will have the power to vote or direct the voting of 35,700,000 shares (approximately 74.41%) of our Common Stock.

Currently

We are currently a “shell” corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for our stockholders. Our management will review and evaluate business ventures for possible mergers or acquisitions. Currently, we are exploring opportunities to engage in such extraordinary corporate transactions but are not a party to any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of our management.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, asset base, the anticipated acceptability of business’ products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

Selection of a Business

We believe that potential business opportunities will be referred from various sources, including our former and current officers and directors, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. We will not engage in any general solicitation or advertising for a business opportunity, and will rely on the personal contacts of our management team, as well as indirect associations with other business and professional people.  Our reliance on “word of mouth” may limit the number of potential business opportunities identified. While it is not presently anticipated that we will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in our best interest. Finder’s fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity’s revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, we are unable to predict the cost of utilizing such services. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. Our present intention is to rely upon the contacts of our former and current officers and directors.

While we will not restrict our search to any particular business, industry, or geographical location, we initially intend to target businesses that are engaged in the production and manufacture of equipment in the telecommunications industry and located in the People’s Republic of China. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. We may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture’s product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should we participate in a more established venture that is experiencing financial difficulty, risks may stem from our inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

The analysis of new businesses will be undertaken by or under the supervision of our management team. In analyzing prospective businesses, we will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. We anticipate that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

We will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which we will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for us to complete our analysis of such businesses, the time required to prepare appropriate documentation to effect a merger or acquisition, and other circumstances.

Acquisition of a Business

The implementation of a structure that will effect any given business transaction may cause us to become a party to a merger, consolidation, purchase and sale of assets, purchase or sale of stock, or other reorganization involving another corporation, joint venture, partnership or licensee. The exact structure of the anticipated business transaction cannot yet be determined.  Notwithstanding the above, we do not intend to participate in a business through the purchase of minority stock positions. In other words, we do not intend to merely buy noncontrolling interests in other businesses. Rather, our current focus is to acquire a controlling interest in a business. Upon the completion of a transaction, it is likely that our present management will no longer control our affairs. Further, a majority or all of our present directors may, as part of the terms of a prospective business transaction, resign and be replaced by new directors without a vote of our stockholders.

In connection with the merger or acquisition of a business venture, our present stockholders, including Cheering Limited, may, as a negotiated part of the transaction, sell a portion or all of our Common Stock held by them at a significant premium over their original investment in us. If our current stockholders sell their stock as part of a merger/acquisition, they may decide to sell a controlling interest (i.e., over 50%) of the Company to the other entity (including such other entity’s stockholders and affiliates) which participates in the merger/acquisition. The other entity might only buy shares from Cheering Limited, and/or another major stockholder, or it might only buy enough shares to obtain a controlling interest in the Company. However, there is no degree of certainty that the other entity will buy any of our shares, whether from Cheering Limited or any other stockholder. Conversely, it is possible the other entity may offer to buy out all or most of the stockholders’ stock at prices comparable to those offered to Cheering Limited or another major stockholder. It is possible that the entity may pay a higher price for shares belonging to insider stockholders than for shares belonging to non-insider stockholders. Although our insiders have no present intentions to buy shares from other insiders, it is a possibility that insiders could buy shares from other insiders. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although our present stockholders did not acquire their shares of Common Stock with a view toward any subsequent sale, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present stockholders. This is done in order to reduce the amount of shares held by persons no longer affiliated with us and thereby reduce the potential adverse impact on the public market in our Common Stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, our stockholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by our present stockholders are a negotiated part of a future merger or acquisition, a conflict of interest may arise since Yi Bo Sun, our Chief Executive Officer and a director and the Chief Executive Officer and Chairman of the Board of Cheering Limited, may be negotiating for the merger or acquisition on our behalf and for the sale of shares held by Cheering Limited.

Although the terms of any registration rights and the number of securities, if any, which may be registered, cannot be determined at this time, it may be expected that any registration of securities by us would entail substantial expense to us.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on such market.

The manner in which we participate in a business will depend on the nature of the business, the respective needs and desires of us and other parties, the management of the business and the relative negotiating strength of us and such other management.

We will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be determined at this time, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

During the fiscal year ended December 31, 2003, we examined certain candidates located in the People’s Republic of China and conducted preliminary discussions regarding the terms and conditions for an agreement. We have not reached any definitive agreements with any specific candidate and we intend to continue our search for potential merger/acquisition candidates during the current year.

Operation of Business After Acquisition

Our operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether we will be in control of the business or whether present management will control us following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Government Regulation

It is impossible to anticipate government regulations, if any, to which we may be subject until we have acquired an interest in a business. The use of assets to conduct a business which we may acquire could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of our limited resources, the effects of such government regulation on our prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in obtaining suitable business opportunities.

Employees

As of April 5, 2004, we had ten (10) employees, of which nine (9) are full time and one (1) is part time, including five (5) executives and four (4) administrative personnel.  From time to time, we also retained the services of approximately 19 consultants on a part-time basis in connection with furthering our new business plan.   We expect to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any additional full-time employees so long as it is identifying and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business venture.

We do not have key-man life insurance for any of our employees.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our employee relations are good.

RISK FACTORS

THIS REPORT MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS.  FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE COMMISSION, REPORTS TO THE OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT’S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK.  PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS,  TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN OUR REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, PRIOR TO PURCHASING SHARES OF THE COMMON STOCK:

FINANCIAL RISKS

We Have Recently Adopted A New Business Plan.  There Is No Assurance That We Will Be Successful In Implementing Our Business Plan.  We have abandoned our current business plan and have adopted a new business plan to hold ourselves available for an extraordinary corporate transaction such as a merger or acquisition with an unidentified company or entity.  In connection therewith, we have appointed new directors and officers to further our new business plan.  As a result, our financial statements may materially change in the future as we implement our new plan or strategic focus and historical financial statements will not be accurate indicators of our prospective performance.  Prior to the new plan, we were engaged in the business of nationwide wholesale and retail sales of greeting cards, note cards and gift tags made from a design process involving photography and computer graphics.  We have a limited operating history and are considered a development stage enterprise because we have not generated significant revenues from the sale of our products.   We have nominal assets with which to create operating capital. We have an accumulated deficit of $5,179 at December 31, 2003.  These factors raise substantial doubt about our ability to continue as a going concern if we do not implement our new business plan.  There can be no assurance, however, that we will be successful in implementing our new business plan or that we will able to generate revenues sufficient to continue as a going concern under our new business plan.

We Lack Profitability And Suffer From Cash Flow Difficulties. We generated a net profit of $782 during the fiscal year ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $5,179. We anticipate generating revenues from the operations of the new business to be acquired.  Prior to such acquisition, we intend to rely on financing from external sources in order to sustain us on an on-going basis.  There can be no assurances that we will be able to acquire a profitable business or obtain such an additional financing in the future on terms acceptable to us or at all. Unless we establish or acquire profitable operations, we may need to obtain a working line of credit and/or an external financing to satisfy cash flow needs in the future.  The failure to obtain such a line of credit or such a financing may have an adverse effect on our ability to finance costs of operations and to meet its current obligations.

We Will Need, But May Not Be Able To Obtain Additional Financing On Reasonable Terms Or At All.  Since inception, we have had minimal revenues and minimal profits.  We have financed our operations primarily through the sale of our Common Stock and with income derived from operations. We recently raised $1,500,000 from a private placement of 30,000,000 shares of our Common Stock.  We do not intend to devote the proceeds of such offering to further our existing business, but intend to apply them to implementing our new business plan.  We believe that the proceeds of such offering, together with other available funds, will be sufficient to meet our anticipated needs for the new business plan and for working capital and capital expenditures for at least the next 13 months.  Thereafter, we will need to raise additional funds.  We may need to raise additional funds sooner in order to accelerate the implementation of our new business plan, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies.  We may also need to raise funds if our available funds decrease.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and stockholders may experience additional and substantial dilution.  Moreover, such securities may have rights, preferences and privileges senior to those of our Common Stock.  There can be no assurance that additional financing will be available on terms favorable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures.  Thus, we may be adversely impacted if the full proceeds are not raised and investors may lose their entire investment. Such inability could have a material adverse effect on our business, results of operations and financial condition.

There Is No Assurance That We Will Be Able To Consummate An Extraordinary Corporate Transaction And Achieve Profitability.  Our former greetcard business was not a signficant source of revenue.  Our current business plan is to identify businesses to acquire. There can be no assurance that we will be able to acquire a business or that any such business will be profitable after acquisition.  If we fail to acquire a profitable business or operate such business in a manner to generate significant revenue, our results of operation and financial condition may be materially and adversely affected.  We may be required to rely on outside financing to sustain our on-going operations.

We Have Broad Management Discretion Over The Allocation Of Proceeds From Our $1,500,000 Offering.  We recently consummated an offering of 30,000,000 shares of our Common Stock for gross proceeds of approximately $1,500,000. Our management retains broad discretion as to the allocation of the proceeds of this offering.  The failure of management to apply such funds effectively could have a material adverse effect on our business, results of operations and financial condition.

SECURITIES RISKS

There Is A Limited Public Market For Common Stock. There is currently a limited public market for the Common Stock. Holders of our Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock, which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price for the Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

Our Common Stock May Be Deemed Penny Stock With A Limited Trading Market.  Our Common Stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose Common Stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations,

(ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Our Chief Executive Officer and a director Has Voting Control Of The Company. Yi Bo Sun, our Chief Executive Officer and a director, is also the Chief Executive Officer and Chairman of the Board of Cheering Limited.  As such, Yi Bo Sun may be entitled to direct the vote of the 5,700,000 shares of Common Stock (or approximately 11.88% of our issued and outstandiung Common Stock) owned by Cheering Limited.  Yi Bo Sun is also entitled to direct the vote of an additional 30,000,000 shares of Common Stock, for a total of 35,700,000 shares (approximately 74.41% of our issued and outstanding Common Stock) pursuant to certain irrevocable proxies granted to him in connection with the private placement of such securities to certain individuals.  These proxies expire May 1, 2004.  As a result, Yi Bo Sun will be in a position to exercise significant control with respect to our affairs and the election of directors.

A Group of Seven Investors Beneficially Own 62.53% of Our Common Stock.  We recently completed a private offering of 30,000,000 shares of Common Stock to seven individuals.  As a result of such offering, such investors as a group will beneficially own approximately 62.53% of the issued and outstanding shares of Common Stock.  While the investors have granted Yi Bo Sun an irrevocable proxy to direct the voting of their shares of Common Stock, these proxies expire May 1, 2004.  Upon the expiration of these proxies (and assuming that such proxies are not extended), the investors as a group will be able to exercise control over any matters requiring the vote of stockholders, including the approval of any business acquisition and the election of directors.  This could delay or prevent a change in control of our board of directors.  This may have the effect of precluding or delaying the opportunity of minority stockholders to sell their Common Stock to interested purchasers or may significantly reduce the offering price in any such transaction.

Shares Eligible For Future Sale; Issuance Of Additional Shares. Future sales of shares of our Common Stock and our stockholders could adversely affect the prevailing market price of the Common Stock. There are currently a minimum of 11,960,000 shares of Common Stock, which are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act.  Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of our Common Stock. Pursuant to our Articles of Incorporation, we have the authority to issue additional shares of Common Stock and preferred stock which may be converted into Common Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock.

Number Of Authorized Shares Of Common Stock Available For Future Issuance; Possible Dilutive And Anti-Takeover Effects.  We are currently authorized by our Articles of Incorporation to issue 50,000,000 shares of Common Stock, of which 47,975,400 are issued and outstanding.  Our board of directors and stockholders have approved of an amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 140,000,000 and create a class of preferred stock consisting of 60,000,000 shares.  Upon the amendment of the Articles of Incorporation, the Board of Directors will have the power to issue substantial amounts of additional Common Stock and Preferred Stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors without stockholder approval.  We may issue a substantial number of additional securities in connection with future financing or acquisitions.  To the extent that additional shares of Common Stock or Preferred Stock are issued, dilution of the interests of all of our stockholders will occur.  In addition, the issuance of Preferred Stock and Common Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  We currently are not committed to issue any shares of Common or Preferred Stock.

We Do Not Intend To Pay Dividends On Our Common Stock. We have not paid any dividends on our Common Stock to date and there are no plans for paying dividends on the Common Stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan.  We do not intend to declare or pay any dividends in the foreseeable future.  Therefore, there can be no assurance that holders of Common Stock will receive any additional cash, stock or other dividends on their shares of Common Stock until we have funds which the Board of Directors determines can be allocated to dividends.

OTHER RISKS

Nevada Law and Our Articles of Incorporation Impose Limitations on the Liability of Our Directors to the Stockholders.  Our Articles of Incorporation provide, as permitted by governing Nevada law, that our directors shall not be personally liable to our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions.  Our bylaws require us to provide mandatory indemnification of directors to the fullest extent permitted by Nevada law, except for matters arising under the securities laws of the United States.  Further, we may elect to adopt forms of indemnification agreements to cover directors and officers.  These provisions and agreements may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

ITEM 2.      DESCRIPTION OF PROPERTY

On December 17, 2003, we leased from ShenZhen Gao Yi Electric Technology Ltd. Company certain office space located at 2/F North Wondial Building, Keji South 6 Road, Shenzhen High-Tech Industrial Park, Shennan Ave, Shenzhen,China, which serves our principal executive offices. Our monthly rent is RMB6000 and our lease expires December 16, 2005.

ITEM 3.      LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2003, no matters were submitted to a vote of our security holders.

On March 4, 2004, certain of our principal stockholders holding 9,442,700 shares of Common Stock, representing approximately 52.53% of the then total issued and outstanding Common Stock, approved by written consent to adopt a resolution to amend our Articles of Incorporation to increase the number of shares of Common Stock authorized to be issued from 50,000,000 to 140,000,000 and to establish a class of preferred stock consisting of 60,000,000 shares, par value $0.001.  Such resolutions were previously approved by our Board on February 24, 2004.  Given our new business plan of holding ourselves available for an extraordinary corporate transaction such as a merger or reorganization, the Board deemed it to be in our best interest to increase our capitalization to enable us to engage in activities necessary to implement our new business plan, including without limitation, raising capital.

On April 6, 2004, we filed an Information Statement on Schedule 14C disclosing such shareholder and board approvals.  The adoption of the foregoing resolutions will become effective 20 calendar days after the mailing of the Information Statement to our shareholders of record as of March 26, 2004.  Immediately upon the expiration of such 20-day period, we intend to file a Certificate of Amendment with the Nevada Secretary of State to amend our Articles of Incorporation in accordance with the resolutions adopted by our shareholders and directors.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of April 5, 2004, the authorized capital stock of the Company consisted of 50,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”) and we had 47,975,400 shares of Common Stock issued and outstanding.  Our transfer agent is Atlas Stock Transfer Company, 5899 S. State Street, Salt Lake City, Utah, 84107.

Our Common Stock is listed for trading in the Over-The-Counter Market and is quoted on the NASD’s Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. under the symbol “JASG.”  During the years ended December 31, 2003 and 2002, there was a limited market for our common stock.  As a result, our stock has no or nominal trading volume and a very limited trading history.  During the calendar years ended December 31, 2003 and 2002, the average of our bid and asked prices for our Common stock was $1.50 per share, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions.

Our stock began trading during the first quarter of the calendar year ended December 31, 2004.  The following table sets forth the high and low closing sale prices of our common stock for the periods indicated below:

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2004 (1)
First Quarter	$4.00	$0.40

On April 5, 2004, the closing market price for our Common Stock was approximately $1.10 per share. As of April 5, 2004, we had 140 stockholders of record, without giving effect to determining the number of stockholders who hold shares in “street name” or other nominee accounts.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of all of our equity compensation plans, including individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2003. See Note 6 to the financial statements for additional discussion.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans Not Approved By Security Holders	12,000,000	(1)(2)	N/A	40,000	(2)

(1) Pursuant to the terms of the Jasmine’s Garden 2004 Equity Incentive Plan, we are authorized to grant options (both incentive stock options and non-qualified stock options), restricted stock and stock awards to eligible participants.  The terms of the 2004 Equity Incentive Plan is more fully described in Item 10  (Executive Compensation) under the section entitled “Equity Incentive Plan.”

(2) Effective March 2, 2004, 11,960,000 shares of Common Stock were issued to 19 of our consultants for services rendered or to be rendered.

DIVIDEND POLICY

We have not declared or paid any dividend since inception on our Common Stock. We do not anticipate that any dividends will be declared or paid in the future on our Common Stock.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

Private Offering of 30,000,000 Shares of Restricted Common Stock

On March 17, 2004, we completed a private offering of 30,000,000 shares of our restricted Common Stock at a per share purchase price of $0.05 to seven unaffiliated individuals, resulting in gross proceeds to us of $1,500,000.  The consideration was derived from each investor’s personal funds.  On March 17, 2004, the average of the bid and ask price of our Common Stock was $2.15 per share, however, our Common Stock was not actively traded prior to March 29, 2004. We did not pay any commission or other costs in connection with this offering.  We intend to use the proceeds of this offering to implement our new business plan.  We believe that the issuance of securities was made solely to non U.S. Persons in transactions exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

As a result of the sale, the following individuals became beneficial owners of 5% or more of our issued and outstanding shares of Common Stock:

Title of Class	Name of Beneficial Owner	Amount of beneficial ownership	Percent of class
Common Stock	Xiong Xin Gan	7,200,000	15.01%
Common Stock	Ruan Ju Xiang	6,000,000	12.51%
Common Stock	Fan Xi	5,400,000	11.26%
Common Stock	Xu Zhu Zhuan	3,750,000	7.82%
Common Stock	Xu Zu Hong	4,500,000	9.38%

This private placement resulted in a change of control.  As a condition of and in connection with such private placement, each of the investors executed an irrevocable proxy granting Yi Bo Sun, our Chief Executive Officer and our director, the right to vote all shares of the Common Stock purchased by the investors in this transaction.  The irrevocable proxies expire May 1, 2004.

Yi Bo Sun is also the Chairman and Chief Executive Officer of Cheering Limited, an investment holding company that, as of December 2, 2003, reported that it beneficially owned 5,700,000 shares (approximately 11.88%) of the issued and outstanding Common Stock of the Company. Prior to the expiration of the irrevocable proxies, Yi Bo Sun will have the power to vote or direct the voting of 35,700,000 shares (approximately 74.41%) of our Common Stock.

Issuance of 12,000,000 Shares Of Common Stock Registered On Form S-8

On March 2, 2004, we filed a registration statement on Form S-8 covering 12,000,000 shares of Common Stock issuable under our 2004 Equity Incentive Plan.  Effective March 2, 2004, 11,960,000 shares of freely tradable Common Stock were issued to approximately 19 consultants in consideration for market research services rendered to us.

Other Issuance Of Securities

On March 27, 2001, Kenneth G. Eade was issued 300,000 shares of restricted Common Stock, valued at $300, in consideration for legal services rendered.  The securities were issued in reliance upon an exemption pursuant to Section 4(2) of the Securities Act.

In connection with our organization, on March 27, 2001, Jasmine Gregory was issued 3,000,000 shares of restricted Common Stock, valued at $3000, and Jack Gregory was issued 2,700,000 restricted shares of Common Stock, valued at $2650 in exchange for services and assets contributed to us.  The securities were issued in reliance upon an exemption pursuant to Section 4(2) of the Securities Act.  Cheering Limited acquired these securities from Jack and Jasmine Gregory in December 2, 2003 for cash consideration of $221,220.74.

CERTAIN BUSINESS COMBINATIONS AND OTHER PROVISIONS OF THE CERTIFICATE OF INCORPORATION

Our Articles of Incorporation limits the liability of our directors to us or our stockholders for monetary damages for breach of fiduciary duty as a director. However, the Nevada Revised Statutes prohibit the elimination or limitation of liability for certain actions including any breach of a director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law under Section 78.300 of the Nevada Revised Statutes and for certain unlawful distributions.

Our bylaws require us to indemnify our directors for any and all acts during their capacity as directors to the fullest extent of the law, except for matters arising under the securities laws of the United States.

Section 78.7502 of the Nevada Revised Statutes provides that we may indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action, suit or proceeding brought by reason of the fact that he is or was our director, officer, employee or agent, or is or was serving at our request as a director, officer, employee or agent of another company or other entity. The expenses that are subject to this indemnity include attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by the indemnified party in connection with the action, suit or proceeding. In order for us to provide this statutory indemnity, the indemnified party must not be liable under Nevada Revised Statutes section 78.138 or must have acted in good faith and in a manner he reasonably believed to be in, or not opposed to, our best interests. With respect to a criminal action or proceeding, the indemnified party must have had no reasonable cause to believe his conduct was unlawful.

Section 78.7502 also provides that we may indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action or suit brought by or on our behalf by reason of the fact that he is or was our director, officer, employee or agent or is or was serving at our request as a director, officer, employee or agent of another company or other entity against expenses (including amounts paid in settlement and attorneys’ fees) actually or reasonably incurred by him in connection with the defense or settlement of such action or suit if he is not liable under Nevada Revised Statutes section 78.138 of if he acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interests.  We may not indemnify a person if the person has been adjudged by a court of competent jurisdiction to be liable to us, unless and only to the extent that the court in which such action or suit was brought or another court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity.

Section 78.7502 requires us to indemnify present and former directors or officers against expenses if he has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter.

ITEM 6.      MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes included elsewhere in this Report.

Plan of Operation

Since inception and until the acquisition of a controlling interest in us by Cheering Limited on December 2, 2003, we were engaged in the nationwide wholesale and retail business of selling greeting cards, note cards and gift tags made from a design process involving photography and computer graphics.  On December 2, 2003, Cheering Limited, an investment holding company organized under the laws of the British Virgin Islands, acquired 5,700,000 shares of our Common Stock from Jack and Jasmine Gregory, our former officers, directors and principal stockholders, which constituted approximately 95% of our then issued and outstanding stock, for cash consideration of $221,220.74.  As a result of the acquisition and change in control: (i) we abandoned our business of selling greeting cards, note cards and gift tags and are holding ourselves available for an extraordinary corporate transaction, such as a merger, sale or reorganization; and (ii) Jack and Jasmine Gregory resigned from their positions as our officers and directors and appointed designees of Cheering Limited to serve as our officers and directors.  We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.  We believe that the proceeds of our recent offering, together with other available funds, will be sufficient to meet our anticipated needs for the new business plan and for working capital and capital expenditures for at least the next 13 months.  Thereafter, we will need to raise additional funds.

Results of OperationsFor the Years Ended December 31, 2002 and 2003.

Sales

Revenues for the year ended December 31, 2003 were $ 808 versus $4,661 in revenues for the year ended December 31, 2002, a decrease of 82.66%.  Sales in 2002 consisted of products related to our prior business. For the year ended December 31, 2003, we discontinued our then existing operations and do not expect to generate any revenue unless or until a merger, acquisition or other extraordinary corporate transaction takes place.

Income / Loss

Net income for the year ended December 31, 2003 was $782 as compared to a net income of $2,392 in the comparable period in 2002.

As expected, we experienced a decrease in net income due to our abandonment of our prior business plan in calendar year 2003. We believe that our net income will continue to decrease and we may incur losses until an extraordinary corporate transaction takes place.  There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do engage in an extraordinary corporate transaction.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2003 were $ 6,607 versus $2,839 in the comparable period in 2002. The increases in expenses during the year ended December 31, 2003 were attributed to the inclusion of audit fees in the amount of $5,000 and other miscellaneous expenses in forwarding our new business plan.

On March 1, 2004, the Board approved the adoption of our 2004 Equity Incentive Plan which authorizes the issuance of up to 12,000,000 shares of Common Stock to certain employees and consultants.   On March 2, 2004, we filed a registration statement on Form S-8 covering the securities issuable under the plan.  Effective March 2, 2004, 11,960,000 shares of Common Stock were issued to approximately 19 consultants for market research servivces rendered to us.

Cost of Sales

Cost of sales for the period ended December 31, 2003 was $579 versus $1,312 in the comparable period in 2002. The decrease in the cost of sales was due to our abandonment of our prior business.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the period. We believe that inflation will continue to have a negligible effect until we consummate an acquisition of a favorable business opportunity.

Trends, Events, and Uncertainties

Demand for our products (after the acquisition of a favorable business opportunity) will be dependent on, among other things, market acceptance our concept and general economic conditions, which are cyclical in nature. If, after an extraordinary transaction, a major portion of our activities is the receipt of revenues from the sales of its products, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

Liquidity and Capital Resources

For the Years Ended December 31, 2002 and 2003.

Cash flows provided in operations were $818 for the year ended December 31, 2003 versus $2,463 in the comparable period in 2002. The decrease in cash flows from operating activities was primarily attributable to the abandonment of our prior business plan.

We have funded our cash needs from inception through December 31, 2003 and to the date of this Report through a series of equity transactions. For example, on March 17, 2004, we consummated a private offering of 30,000,000 shares for gross proceeds of $1,500,000.  We may need additional capital to fund operations over the next 13 months. A lack of revenues throughout fiscal 2003 have significantly affected our cash position and fiscal 2004 is expected to continue with a lack of revenue.  We expect to remain in a position where the raising of additional funds through equity, debt financing, merger or acquisition will be necessary.

On a long-term basis, liquidity is dependent on establishing operations, receipt of revenues, additional infusions of capital and debt financing. If necessary, we may raise capital through a stock offering. The funds raised from this offering will be used to develop and execute our new business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, impairment of property and equipment and of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

Management does not believe that it has relied on any critical accounting policies which would have a material effect on our financial statements.

ITEM 7.      FINANCIAL STATEMENTS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Report.  Such information is incorporated herein by reference.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our Form 8-k filed with the Commission on April 5, 2004, we disclosed that on March 31, 2004, Rogelio G. Castro CPA, Independent Auditor (“Castro”) resigned as our principal independent accountant.  Mr. Castro’s reports on our financial statements for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. However, the audit report for the year ended December 31, 2002 included an emphasis pertaining to matters, which raise substantial doubt about our ability to continue as a going concern.

During our two most recent fiscal years and through the date of Castro’s resignation, there were no disagreements with Castro on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Castro’s satisfaction, would have caused Castro to make reference to the subject matter in connection with its report of the financial statements for such years or interim periods through March 31, 2004; and there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

On March 31, 2004, we retained Moores Rowland Mazars as our principal accountant.

ITEM 8A.      CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.  We have also undertaken to periodically review our disclosure controls and procedures and internal controls for adequacy and effectiveness.

PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Yi Bo Sun	27	Chief Executive Officer and a director
Yao Miao	31	Chief Financial Officer
Mei Jin Bin	25	Secretary
Xu Bao Dong	32	Director
Zu Zhuan Xu	35	Director

There are no family relationships among the officers and directors.

The directors named above will serve until the next annual meeting of our stockholders and until his successor shall have been elected and qualified.  Absent an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

During the past five years, no current director or executive officer of the Company:

(1) was a general partner or executive officer of any business which filed any bankruptcy petition or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE FINANCIAL EXPERT

We have undergone a significant change in management since the acquisition of 5,700,000 shares of Common Stock by Cheering Limited.  We have recently completed our search for principal executive officers and intend to begin an active search for individuals who will qualify to serve on our audit committee and as an audit committee financial expert.  Currently, Xu Bao Dong and Zu Zhuan Xu serve on our audit committee.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our Common Stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2003 fiscal year our directors, executive officers and persons who own more than 10% of our Common Stock complied with all Section 16(a) filing requirements, except as set forth below:

Forms 3 and a Form 5 required to be filed pursuant to Section 16(a) of the Securities Exchange Act were filed on March 25, 2004, by the following persons for events occurring on the date set forth next to their names:

Name	Form	Date of Event
Yi Bo Sun	Form 3	February 19, 2004
Xu Bao Dong	Form 3	February 18, 2004
Mei Bin Jin	Form 3	December 2, 2003
Yao Miao	Form 3	December 2, 2003
Zu Zhuan Xu	Form 3	December 2, 2003
Dr. Kit Tsui	Form 3	December 2, 2003
Dr. Kit Tsui	Form 5	December 31, 2003

CODE OF ETHICS

We have recently adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is attached as an exhibit to this annual report. A copy of the Code of Ethics will be made available to any stockholder, free of charge, upon written request to us.

ITEM 10.      EXECUTIVE COMPENSATION

REMUNERATION OF OFFICERS AND DIRECTORS

During the past three fiscal years we did not pay cash compensation to our Chief Executive Officer or to any officer. Accordingly, no table relating to executive compensation has been included in this Annual Report.

OPTION/SAR GRANTED DURING THE LAST FISCAL YEAR

We did not have a stock option or stock appreciation rights plan during 2003. Therefore this section is not applicable.

LONG TERM INCENTIVE PLANS/AWARDS IN LAST FISCAL YEAR

We do not have long-term incentive plans and consequently has made no such awards.  Therefore this section is not applicable.

EQUITY INCENTIVE PLAN

On March 1, 2004, our Board of Directors adopted the Jasmine’s Garden 2004 Equity Incentive Plan, or the Plan. The Plan is intended to provide incentives to attract, retain and motivate our eligible employees and directors, as well as consultants, advisors and independent contractors who provide valuable services to us, or Participant.  On March 2, 2004, we filed a registration statement on Form S-8 covering the securities issuable under the Plan.

Shares available Under the 2004 Equity Incentive Plan.  The maximum number of shares that are reserved and available under the 2004 Equity Incentive Plan for award is 12,000,000 shares of Common Stock.  Effective March 2, 2004, 11,960,000 shares of freely tradable shares were issude to approximately 19 employees and consultants for services rendered or to be rendered to us.  None of the shares were issued in consideration for promoting or marketing making services or the offer or sale of our securities for capital raising purposes.

Eligibility and Administration.  The Board or a committee of the Board is authorized to grant options (Incentive Stock Options and Nonqualified Stock Options), restricted Common Stock and stock awards under the Plan.  Incentive Stock Options may be granted only to our employees or employees of our parent company or any of our subsidiaries.  All other awards (options, restricted Common Stock and stock awards) may be granted to our employees, officers, directors, consultants, independent contractors and advisors or any parent of subsidiary of the Company.  The Plan will be administered by the Board or by a committee of the Board.   The term “Board” as used in this section refers to our Board of Directors or if our Board has delegated its authority, the Committee.  The Board has the power, among other things, to make awards, determine the number of shares covered by each award and other terms and conditions of such awards, interpret the Plan, and adopt rules, regulations and procedures with respect to the administration of the Plan.

Stock Options.  The Board may grant stock options that either qualify as  “incentive stock options” under the Code or are “non-qualified stock options” in such form and upon such terms as the Board may approve from time to time.  Stock options granted under the Plan may be exercised during their respective terms as determined by the Board.  The purchase price may be paid by tendering cash or, in the Board’s discretion, by tendering promissory notes or previously acquired Common Stock.  The optionee may elect to pay all or part of the option exercise price by contracting with a broker for the broker to advance the exercise price and then to sell sufficient shares after the date of issue to satisfy the exercise price advanced by the broker, and by having us withhold upon exercise of the option a number of shares with a fair market value equal to the minimum income tax withholding, if any, upon the exercise of the option.  The Participant may not transfer or assign any awards of stock and restricted stock granted under this Plan other than by will or by the laws of descent and distribution. The Participant may not transfer or assign any option awards granted under this Plan other than by will or by the laws of descent and distribution, by instrument to an inter vivos or testamentary trust in which the options are to be passed to beneficiaries upon the death of the trustor, or by gift to “immediate family” as that term is defined in 17 C.F.R. 240.16a-1(e). During the lifetime of the Participant an award will be exercisable only by the Participant.

Stock options may be exercised during varying periods of time after a Participant’s termination of employment, dependent upon the reason for the termination.  If the Participant’s service is terminated for any reason except death or disability, then the Participant may exercise such Participant’s options only to the extent that such Options would have been exercisable upon the termination date no later than three (3) months after the termination date (or such longer time period not exceeding five (5) years as may be determined by the Committee).  If the Participant’s service is terminated because of the Participant’s death or disability (or the Participant dies within three (3) months after a termination other than for cause or because of Participant’s disability), then the Participant’s options may be exercised only to the extent that such options would have been exercisable by the Participant on the termination date and must be exercised by the Participant (or the Participant’s legal representative) no later than twelve (12) months after the termination date (or such longer time period not exceeding five (5) years as may be determined by the Committee, with any such exercise beyond (i) three (3) months after the termination date when the Termination is for any reason other than the Participant’s death or disability, or (ii) twelve (12) months after the termination date when the termination is for Participant’s death or disability).

The term of an incentive stock option may not exceed 10 years (or 5 years if issued to a Participant who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock).  The aggregate fair market value of the Common Stock with respect to which an incentive stock option is exercisable for the first time by an optionee during any calendar year shall not exceed $100,000 (based on the exercise price at the time of grant).  The exercise price under an incentive stock option may not be less than 100% of the fair market value of the stock (common) on the date the option is granted (or, in the event the Participant owns more than 10% of the combined voting power of all classes of our stock, the option price shall be not less than 110% of the fair market value of the stock on the date the option is granted).  The exercise price for non-qualified options granted under the Plan may not be less than 85% of the fair market value of the stock on the date of grant.

Restricted Stock.  The Board may grant restricted stock awards that result in shares of stock being issued to a Participant subject to restrictions against disposition during a restricted period established by the Board.  The Board may condition the grant of restricted stock upon the attainment of specified performance goals or service requirements.  The provisions of restricted stock awards need not be the same with respect to each recipient.  The purchase price of restricted stock sold will be determined by the Committee and may not be less than 85% of the fair market value of the securities on the grant date, except in the case of a sale to a ten percent stockholder, in which case the purchase price will be 100% of the fair market value.  During the period of the restrictions, a Participant has the right to vote the shares of restricted stock and to receive dividends.  If shares are issued as dividends, they will be subject to the same restrictions as the restricted stock.

If a Participant terminates employment during the period of the restrictions or prior to the end of the performance period, all shares still subject to restrictions or performance goals will be forfeited and returned to us subject to the right of the Board to waive such restrictions in the event of a Participant’s death, total disability, retirement or under other circumstances in which the Board determines that the waiver would be in our best interests.

Deferred Stock.  The Board may grant deferred stock to participants, which represents the right to receive shares at a predetermined date in the future. The Board may condition the receipt of deferred stock upon the achievement of specific performance goals or service requirements. Deferred shares are not considered to be outstanding during the deferral period, and therefore no dividends are paid with respect to such shares nor is the Participant entitled to vote or exercise any other rights as a stockholder with respect to such shares.

In the event of (a) our dissolution or liquidation, (b) a merger or consolidation in which we are not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, our reincorporation in a different jurisdiction, or other transaction in which there is no substantial change in our stockholders or their relative stock holdings and the awards granted under this Plan are assumed, converted or replaced by the successor corporation, which assumption will be binding on all Participants), (c) a merger in which we are the surviving corporation but after which our stockholders immediately prior to such merger (other than any stockholder that merges, or which owns or controls another corporation that merges, with us in such merger) cease to own their shares or other equity interest in us, (d) the sale of substantially all of our assets, or (e) the acquisition, sale, or transfer of more than 50% of our outstanding shares by tender offer or similar transaction, any or all outstanding awards may be assumed, converted or replaced by the successor corporation (if any), which assumption, conversion or replacement will be binding on all Participants. In the alternative, the successor corporation may substitute equivalent awards or provide substantially similar consideration to Participants as was provided to stockholders (after taking into account the existing provisions of the awards). The successor corporation may also issue, in place of outstanding shares of the Company held by the Participant, substantially similar shares or other property subject to repurchase restrictions no less favorable to the Participant. In the event such successor corporation (if any) refuses to assume or substitute awards, as provided above, such awards will expire on such transaction at such time and on such conditions as the Committee will determine. Notwithstanding anything in this Plan to the contrary, the Committee may provide that the vesting of any or all awards granted pursuant to this Plan will accelerate upon a transaction described above. If the Committee exercises such discretion with respect to options, such options will become exercisable in full prior to the consummation of such event at such time and on such conditions as the Committee determines, and if such options are not exercised prior to the consummation of the corporate transaction, they shall terminate at such time as determined by the Committee.

DIRECTORS’ COMPENSATION

The current members of the Board of Directors are generally not paid for their services as a director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 5, 2004, information regarding the beneficial ownership of our Common Stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the Common Stock, and all of our directors and executive officers as a group. The term “executive officer” is defined as the Chief Executive Officer, the President and the Chief Financial Officer. Each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (2)
Cheering Limited	5,700,000	11.88%
Yi Bo Sun (3)(4)	35,700,000	74.41%
Xiong Xin Gan (4)	7,200,000	15.01%
Ruan Ju Xiang (4)	6,000,000	12.51%
Fan Xi (4)	5,400,000	11.26%
Xu Zhu Zhuan (4)	3,750,000	7.82%
Xu Zu Hong (4)	4,500,000	9.38%
All Officers, Directors and 5% Stockholders (12 persons)	35,700,000	74.41%

*              Less than 1%.

(1)           The address of the persons named in this column is c/o Jasmine’s Garden, 2/F Wondial Building, Keji South 6 Road, Shenzhen High-Tech Industrial Park, Shennan Road, Shenzhen, China.

(2)           Shares of Common Stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days or shares that otherwise may be acquired within 60 days of this Report are deemed to be beneficially owned by the person holding the options and warrants or person with the right to acquire such shares for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(3)           Yi Bo Sun, our President and director, is also the Chairman and Chief Executive Officer of Cheering Limited.  Cheering Limited beneficially owns 5,700,000 shares of our Common Stock.  As the Chief Executive Officer and Chairman of the Board of Cheering Limited, Yi Bo Sun may be deemed to beneficially own shares owned by Cheering Limited.  In connection with the private placement of 30,000,000 shares of Common Stock, each investor (collectively holding an aggregate of 30,000,000 shares) executed an Irrevocable Proxy granting Yi Bo Sun the right to vote all shares of Common Stock purchased by such investors in such placement.  The Irrevocable Proxies expire May 1, 2004.  As a result, Yi Bo Sun will be entitled to vote an aggregate of 35,700,000 shares (or approximately 74.41%) of our Common Stock until May 1, 2004.

(4)           Each person is a stockholder who has executed an Irrevocable Proxy granting Yi Bo Sun the right to to vote all shares of the Common Stock purchased by such person in the private placement of 30,000,000 shares of our Common Stock.  The Irrevocable Proxies expire May 1, 2004.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During calendar years 2002 and 2003, we were parties to an agreement with Jack Greogry, our former President, whereby Mr. Gregory allowed us to use his office space rent-free until we were able to show significant revenue.  This agreement terminated upon the consummation of the purchase of 5,700,000 shares of Common Stock by Cheering Limited.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements (included in Part II of this Report):

Report of Independent Certified Public Accountant Financial Statements
Balance Sheets
Statements of Operations
Statements of Changes in Stockholder’s Equity
Statements of Cash Flows
Notes to Financial Statements

(b) Reports on Form 8-K:

On February 24,  2004,  we filed a Report on Form 8-K with respect to the resignation of Dr. Kit Tsui and the appointment of Yi Bo Sun to our Board of Directors.

On March 22, 2004, we filed a Report on Form 8-K with respect to the change in control in us that occurred as a result of the private placement of 30,000,000 shares of Common Stock to certain investors.

On April 5, 2004, we filed a Report on Form 8-k disclosing the resignation of our prior principal accountant and our engagement of Moores Rowland Mazars as our new principal accountant.

(c) Exhibits

3.1	Articles of Incorporation (Exhibit 3.1 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
3.2	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
4.1	Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
4.2	2004 Equity Incentive Plan (Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on March 2, 2004)
4.3	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine’s Garden and the Investors (Exhibit 4.1 to Form 8-K filed with the Commission on March 22, 2004)
4.4	Form of Irrevocable Proxy dated March 17, 2004 executed by each Investor (Exhibit 4.2 to Form 8-K filed with the Commission on March 22, 2004)
14.1	Code of Ethics
16.1	Letter Re: Change in Certifying Accountant (Exhibit 16.1 to Form 8-k filed with the Commission on April 5, 2004)
23.1	Consent of Moores Rowland Mazars
23.2	Consent of Rogelio G. Castro, Certified Public Accountant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
99.1	Charter of the Audit Committee

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEE

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-KSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,000 for fiscal year ended 2002 and $5,000 for fiscal year ended 2003.

AUDIT-RELATED FEES

There were no aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above for fiscal years ended 2003 and 2002.

TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $500 for fiscal year ended 2002 and consisted of tax compliance services.  There were no fees for tax compliance, tax advice or tax services for fiscal year ended 2003.

ALL OTHER FEES

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Xu Bao Dong and Zu Zhuang Xu are members of our audit committee.  We are in the process of searching for individuals qualified to serve as our Audit Committee financial expert and/or on the audit committee generally.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

DOCUMENTS INCORPORATED BY REFERENCE

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Commission.  You may inspect and copy these materials at the Public Reference Room maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549.  Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission’s website at www.sec.gov.  We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

Certain documents listed above in Part III, Item 13 of this Report, as exhibits to this Report on Form 10-KSB, are incorporated by reference from other documents previously filed by us.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JASMINE’S GARDEN

Date: April 9, 2004	By:	/s/ Yi Bo Sun
Yi Bo Sun
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity in Which Signed	Date

By:	/s/ Yi Bo Sun	President, Chief Executive Officer	April 9, 2004
Yi Bo Sun		and a director

By:	/s/ Yao Miao	Chief Financial Officer	April 9, 2004
Yao Miao

By:	/s/ Mei Bin Jin	Secretary	April 9, 2004
Mei Bin Jin

By:	/s/ Xu Bao Dong	Director	April 9, 2004
Xu Bao Dong

By:	/s/ Zu Zhuan Xu	Director	April 9, 2004
Zu Zhuan Xu

Jasmine’s Garden

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2003

Independent Auditors’ Report

To the Board of Directors and Stockholders of

Jasmine’s Garden

(A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheet of Jasmine’s Garden  (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the year ended December 31, 2002 were audited by other auditors whose report dated February 21, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jasmine’s Garden as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company is in the development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plan regarding those matters are also described in the Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moores Rowland Mazars

Chartered Accountants

Certified Public Accountants

Hong Kong

Date: April 8, 2004

Independent Auditor’s Report

Board of Directors and Stockholders

JASMINE’S GARDEN

Springville, California

I have audited the accompanying balance sheets of JASMINE’S GARDEN (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ deficit, and cash flows for the years then, and for the period March 27, 2001(inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of JASMINE’S GARDEN as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and for the period March 27, 2001(inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Rogelio G. Castro
Rogelio G. Castro
Certified Public Accountant

Oxnard, California
February 21, 2003

Jasmine’s Garden

(A Development Stage Company)

Balance Sheets

At December 31, 2003 and 2002

	As of December 31,
	2003	2002
	US$	US$
ASSETS

Current assets
Cash	21,221	16,055
Accounts Receivable	—	252
Total Current Assets	21,221	16,307

TOTAL ASSETS	21,221	16,307

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued Expenses	5,000	868
Total Current Liabilities

Stockholders’s Equity
Common Stock, $0.001 par value Authorized Shares; 50,000,000 Issued and Outstanding Shares; 6,015,400 shares	6,015	6,015
Paid-in Capital	15,385	15,385
Deficit Accumulated during the Development Stage	(5,179)	(5,961)
Total Stockholders’ Equity	16,221	15,439

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	21,221	16,307

The accompanying notes are an integral part of these financial statements.

Jasmine’s Garden

(A Development Stage Company)

Statements of Operations

Years / period ended December 31, 2003, 2002 and 2001

	For the year / period ended December 31,			From Inception March 27, 2001 through December 31,
	2003	2002	2001	2003
	US$	US$	US$	US$

Income	808	4,661	2,778	8,247
Operating Expenses:
Cost of Sales	579	1,312	1,143	3,034
General and administrative	6,028	1,527	9,988	17,543

Total Expenses	6,607	2,839	11,131	20,577

Net Income (Loss) from Operations	(5,799)	1,822	(8,353)	(12,330)
Other Income	6,581	570	—	7,151

Net Income (Loss)	782	2,392	(8,353)	(5,179)

Basic Income (Loss) Per Share	—	—	—

The accompanying notes are an integral part of these financial statements.

Jasmine’s Garden

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

Years / period ended December 31, 2003, 2002 and 2001

	Number of Shares Outstanding	Common Stock at Par Value	Paid-in Capital	Deficit Accumulated During Development Stage	Total
		US$	US$	US$	US$

Stock issued at inception for services	6,000,000	6,000	—	—	6,000
Net loss, December 31, 2001	—	—	—	(8,353)	(8,353)

Balance, December 31, 2001	6,000,000	6,000	—	(8,353)	(2,353)

Stock issued for cash	15,400	15	15,385	—	15,400
Net income, December 31, 2002	—	—	—	2,392	2,392

Balance, December 31, 2002	6,015,400	6,015	15,385	(5,961)	15,439

Net income, December 31, 2003	—	—	—	782	782

Balance, December 31, 2003	6,015,400	6,015	15,385	(5,179)	16,221

The accompanying notes are an integral part of these financial statements.

Jasmine’s Garden

(A Development Stage Company)

Statements of Cash Flows

Years / period ended December 31, 2003, 2002 and 2001

	For the year / period ended December 31,			From Inception March 27, 2001 through December 31,
	2003	2002	2001	2003
	US$	US$	US$	US$

Cash Flows From Operating Activities
Net Income (Loss)	782	2,392	(8,353)	(5,179)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of marketable securities	(4,348)	(224)	—	(4,572)
Changes in assets and liabilities:
Stocks Issued for Services	—	—	6,000	6,000
(Increase) Decrease in Accounts Receivable	252	(252)	—	—
Increase in Accrued Expenses	4,132	547	321	5,000

Net Cash Provided (Used) By Operating Activities	818	2,463	(2,032)	1,249

Cash Flows From Investing Activities
Purchase of marketable securities	(6,808)	(1,638)	—	(8,446)
Proceeds on disposal of marketable securities	11,156	1,862	—	13,018
Net Cash From Investing Activities	4,348	224	—	4,572

Cash Flows From Financing Activities
Increase (Decrease) in
Notes Payable	—	(3,009)	3,009	—
Common Stocks Issued	—	15,400	—	15,400

Net Cash From Financing Activities	—	12,391	3,009	15,400

Increase in Cash	5,166	15,078	977	21,221

Beginning Cash	16,055	977	—

Ending Cash	21,221	16,055	977

The accompanying notes are an integral part of these financial statements.

Jasmine’s Garden

(A Development Stage Company)

Notes to Financial Statements

Years / period ended December 31, 2003, 2002 and 2001

1.             NATURE OF BUSINESS

Jasmine’s Garden (the “Company”) was incorporated under the laws of the State of Nevada on March 27, 2001. It has developed a business plan to establish nationwide wholesale and retail sales of greeting cards, note cards and gift tags made from a design process involving photography and computer graphics. The Company is considered a development stage enterprise because it has not yet generated significant revenues from the sale of its products.

At December 2, 2003, Cheering Limited acquired 5,700,000 shares of common stock of the Company which represented approximately 94.8% of all issued and outstanding shares. Following the change of the Company’s control, the Company abandoned the above-mentioned card business.  Currently, the Company seeks to identify and complete merger or acquisition with private entities.

2.             SIGNIFICANT ACCOUNT POLICIES

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

d.     Earnings (Loss) per share

Net income (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Basic income (loss) per share reflects the amount of income (losses) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such a stock options and convertible securities. Diluted earnings per share shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of December 31, 2003, the Company had no potential common shares that qualified as dilutive to be included in the earnings (loss) per share calculations.

The following is an illustration of the reconciliation of the numerators and denominators of the basic income (loss) per share calculation:

	For the years / period ended December 31,
	2003	2002	2001

Net Income (Loss)	$782	$2,392	$(8,353)
Weighted average shares outstanding (denominator)	6,015,400	6,015,400	6,000,000
Basic income (loss) per share	$0	$0	$0

e.     Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

f.      Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

g.     Accounting pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

3.             INCOME TAXES

The Company has adopted the provision of SFAS No. 109 “Accounting for Income Taxes’. It requires recognition of deferred tax liabilities and assets for the expected future tax consequences. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company’s total deferred tax assets as of December 31, 2003 is as follows

US$
Net operating loss carry-forward	5,179
Valuation allowance	(5,179)
—

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax profit is as follow for the year ended December 31, 2003:

	For the years / period ended December 31,
	2003	2002	2001
	US$	US$	US$
Income tax expense at statutory rate	266	894	2,840
Valuation allowance	(266)	(894)	(2,840)
	—	—	—

The net operating loss carried forward of $5,179 for federal tax purposes will expire in the year 2023.

4.             GOING CONCERN

The Company has nominal assets with which to create operating capital. It has an accumulated deficit of $5,179 at December 31, 2003. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to the balance sheet date, the Company has increased its issued and outstanding capital as detailed in note 7 to the financial statements. The management of the Company believes that the proceeds of the offering as mentioned in note 7 (c) to the financial statements, together with other available funds, will be sufficient to meet the anticipated needs for the Company’s operations and, accordingly, the Company will remain a going concern in the foreseeable future.

5.             OTHER INCOME

Other income totaled $6,581, consists of net short term capital gains from capital transactions earned during 2003. These transactions included a $2,233 gain from the sale of livestock and a $4,348 gain from the sale of securities.

6.             OPERATING LEASE COMMITMENTS

In late December 2003, the Company leased office premises under non-cancelable operating leases. There was no capital lease currently in effect.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect:

As of December 31, 2003
US$
Year ending December 31

2004	8,709
2005	8,346
2006	—
2007	—
2008	—
Thereafter	—

Total	17,055

7.             SUBSEQUENT EVENTS

a)     On March 1, 2004, the Company announced a plan named “Jasmine’s Garden 2004 Equity Incentive Plan” (“Plan”) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 12,000,000 shares of common stock were allocated for the Plan.

11,960,000 shares were issued on March 9, 2004 to a number of consultants who were engaged to provide various consultancy services to the Company during the period from January 1, 2004 to March 31, 2004 in relation to the Company’s proposed plan to identify and complete merger or acquisition with private entities.

b)    On March 4, 2004, certain of the Company’s principal stockholders holding 9,442,700 shares of common stock, representing approximately 52.42% of the then total issued and outstanding common stock, approved by written consent to adopt a resolution to amend the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 50,000,000 to 140,000,000 and to establish a class of preferred stock consisting of 60,000,000 shares, par value $0.001.

c)     On March 17, 2004, the Company completed a private offering of 30,000,000 shares of its common stock at a per share purchase price of $0.05 to seven unaffiliated individuals, resulting in gross proceeds to the Company of $1,500,000. The proceeds will be applied to fund the Company’s proposed plan to identify and complete merger or acquisition with private entities.