Form 10QSB
period 2004-03-31
JASMINES GARDEN
filed 2004-05-17
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to

Commission File Number 333-64804

JASMINES GARDEN

(Exact name of small Business Issuer as specified in its charter)

Nevada	91-2132336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2/F North Wondial Building,
Keji South 6 Road,
Shenzhen High-Tech Industrial Park
Shennan Ave
Shenzhen, P.R. China

(Address of principal executive offices)

86-755-38252698

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,975,400 shares common stock outstanding as of May 1, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Jasmine’s Garden

(A Development Stage Company)

FINANCIAL STATEMENTS

For quarter ended March 31, 2004

Jasmine’s Garden

(A Development Stage Company)

Balance Sheets

At March 31, 2004

	March 31, 2004	December 31, 2003
	US$	US$
ASSETS

Current assets
Cash	1,521,221	21,221

Total Current Assets	1,521,221	21,221

TOTAL ASSETS	1,521,221	21,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued Expenses	17,294	5,000
Due to a related party	5,000	—
Total Current Liabilities	22,294	5,000

Stockholders’s Equity
Common Stock, $0.001 par value
Authorized Shares; 50,000,000 Issued and Outstanding Shares; 47,975,400 and 6,015,400 shares respectively	47,975	6,015
Paid-in Capital	6,377,025	15,385
Deficit Accumulated during the Development Stage	(4,926,073)	(5,179)
Total Stockholders’ Equity	1,498,927	16,221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,521,221	21,221

The accompanying notes are an integral part of these financial statements.

Jasmine’s Garden

(A Development Stage Company)

Statements of Operations

Periods ended March 31, 2004

	For the three months ended March 31,		From Inception March 27, 2001 through March 31,
	2004	2003	2004
	US$	US$	US$

Income	—	320	8,247
Operating Expenses:
Cost of Sales	—	259	3,034
General and administrative	17,294	212	34,837
Compensation to consultants	4,903,600	—	4,903,600

Total Expenses	4,920,894	471	4,941,471

Net Loss from Operations	(4,920,894)	(151)	(4,933,224)
Other Income	—	2,607	7,151

Net (Loss) Income	(4,920,894)	2,456	(4,926,073)

Basic (Loss) Income Per Share

Net (Loss) Income per Share (Basic and Diluted)	(0.35)	—

Weight Average Common Shares Outstanding	13,983,312	6,015,400

Jasmine’s Garden

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

Years / period ended March 31, 2004, 2003, 2002 and 2001

	Number of Shares Outstanding	Common Stock at Par Value	Paid-in Capital	Deficit Accumulated During Development Stage	Total
		US$	US$	US$	US$

Stock issued at inception for services	6,000,000	6,000	—	—	6,000
Net loss, December 31, 2001	—	—	—	(8,353)	(8,353)

Balance, December 31, 2001	6,000,000	6,000	—	(8,353)	(2,353)

Stock issued for cash	15,400	15	15,385	—	15,400
Net income, December 31, 2002	—	—	—	2,392	2,392

Balance, December 31, 2002	6,015,400	6,015	15,385	(5,961)	15,439

Net income, December 31, 2003	—	—	—	782	782

Balance, December 31, 2003	6,015,400	6,015	15,385	(5,179)	16,221

Stock issued for cash	30,000,000	30,000	1,470,000	—	1,500,000
Issuance of stock to consultants	11,960,000	11,960	4,891,640	—	4,903,600
Net income, March 31, 2004	—	—	—	(4,920,894)	(4,920,894)

Balance at March 31, 2004	47,975,400	47,975	6,377,025	(4,926,073)	1,498,927

The accompanying notes are an integral part of these financial statements.

Jasmine’s Garden

(A Development Stage Company)

Statements of Cash Flows

Periods ended March 31, 2004 and 2003

	For the three months ended March 31,		From Inception March 27, 2001 through March 31,
	2004	2003	2004
	US$	US$	US$

Cash Flows From Operating Activities
Net (Loss) Income	(4,920,894)	2,456	(4,926,073)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of marketable securities	—	—	(4,572)
Non-cash compensation costs	4,903,600	—	4,903,600
Changes in assets and liabilities:
Stocks issued for services	—	—	6,000
Decrease in Accounts Receivable	—	229	—
Increase in due to a related party	5,000	—	5,000
Increase in Accrued Expenses	12,294	408	17,294

Net Cash Provided By Operating Activities	—	3,093	1,249

Cash Flows From Investing Activities
Purchase of marketable securities	—	—	(8,446)
Proceeds on disposal of marketable securities	—	—	13,018
Net Cash From Investing Activities	—	—	4,572

Cash Flows From Financing Activities
Common Stocks Issued	1,500,000	—	1,515,400

Increase in Cash	1,500,000	3,093	1,521,221

Beginning Cash	21,221	16,055

Ending Cash	1,521,221	19,148

The accompanying notes are an integral part of these financial statements.

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

At December 2, 2003, Cheering Limited acquired 5,700,000 shares of common stock of the Company, which represented approximately 94.8% of all issued and outstanding shares. Following the change of the Company’s control, the Company abandoned the above-mentioned card business.  Currently, the Company seeks to identify and complete merger or acquisition with private entities.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

a.               Basis

The Company uses the accrual method of accounting.

b.               Cash and cash equivalents

The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

c.               Revenue recognition

The company did not earn any income during the period.

d.               Earnings (Loss) per share

Net income (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Basic income (loss) per share reflects the amount of income (losses) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Diluted earnings per share shall be shown on stock options and other convertible securities that may be exercised within ten years of the financial statement dates. As of March 31, 2004, the Company had no potential common shares that qualified as dilutive to be included in the earnings (loss) per share calculations.

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

The Company’s total deferred tax assets as of March 31, 2004 is as follows

US$
Net operating loss carry-forward	4,926,073
Valuation allowance	(4,926,073)
—

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax profit is as follow for the period ended March 31, 2004 and 2003:

	2004	2003
	US$	US$
Income tax (credit) expense at statutory rate	(1,673,104)	835
Valuation allowance	1,673,104	(835)
	—	—

The net operating loss carried forward of $4,926,073 for federal tax purposes will expire in the year 2023.

4.                                      GOING CONCERN

The Company has nominal assets with which to create operating capital. It has an accumulated deficit of $4,920,894 at March 31, 2004. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On March 17, 2004, the Company completed a private offering of 30,000,000 shares of its common stock at a per share purchase price of $0.05 to seven unaffiliated individuals, resulting in gross proceeds to the Company of $1,500,000. The proceeds will be applied to fund the Company’s proposed plan to identify and complete merger or acquisition with private entities.

The management of the Company believes that the proceeds of the offering as mentioned above to the financial statements, together with other available funds, will be sufficient to meet the anticipated needs for the Company’s operations and, accordingly, the Company will remain a going concern in the foreseeable future.

5.                                                              COMMON STOCK

On March 1, 2004, the Company announced a plan named “Jasmine’s Garden 2004 Equity Incentive Plan” (“Plan”) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 12,000,000 shares of common stock were allocated for the Plan.

On March 4, 2004, certain of the Company’s principal stockholders holding 9,442,700 shares of common stock, representing approximately 52.53% of the then total issued and outstanding common stock, approved by written consent to adopt a resolution to amend the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 50,000,000 to 140,000,000 and to establish a class of preferred stock consisting of 60,000,000 shares, par value $0.001. The amendment has been filed on April 28, 2004.

11,960,000 shares were issued on March 9, 2004 under the Plan to a number of consultants who were engaged to provide various consultancy services to the Company during the period from January 1, 2004 to March 31, 2004 in relation to the Company’s proposed plan to identify and complete merger or acquisition with private entities. These shares are valued at $0.41 and are expensed off as compensation costs in the statements of operations during the first quarter of 2004.

On March 17, 2004, the Company completed a private offering of 30,000,000 shares of its common stock at a per share purchase price of $0.05 to seven unaffiliated individuals, resulting in gross proceeds to the Company of $1,500,000. The proceeds will be applied to fund the Company’s proposed plan to identify and complete merger or acquisition with private entities.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “Intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

History of the Company

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

On April 28, 2004, we filed a Certificate of Amendment with the Nevada Secretary of State to increase the number of shares of Common Stock authorized to be issued from 50,000,000 to 140,000,000 and to establish a class of preferred stock consisting of 60,000,000 shares, par value $0.001.

Plan of Operations

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

Results of Operations For the Three Months Ended March 31, 2004 and March 31, 2003

Sales

Revenues for the three month period ended March 31, 2004 were $0 versus $320 in net revenues for the three month period ended March 31, 2003, a decrease of 100%. Sales in early 2003 consisted of products related to our prior business. As of December 31, 2003, we discontinued our then existing operations.  We have no current operations and expect to continue experiencing losses and do not expect to generate any revenue unless or until a merger, acquisition or other extraordinary corporate transaction takes place.   Even if we do engage in an extraordinary corporate transaction, there is no assurance that our losses will decrease or that we will develop or sustain profitable operations.

Income / Loss

Net loss for the three month period ended March 31, 2004 was $4,920,894 as compared to a net income of $2,456 in the comparable period in 2003.   The net loss reflects expenses charged to us as compensation costs in connection with the issuance of 11,960,000 shares of our common stock valued at $0.41 per share to certain of consultants in consideration for services rendered.  We believe that our net income will continue to decrease and we may incur losses until an extraordinary corporate transaction takes place. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do engage in an extraordinary corporate transaction.

Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2004 were $17,294 versus $212 in the comparable period in 2003. The increases in expenses during the three month period ended March 31, 2004 were attributed to expenses incurred in connection with forwarding our new business plan.

On March 1, 2004, the Board approved the adoption of our 2004 Equity Incentive Plan, which authorizes the issuance of up to 12,000,000 shares of Common Stock to certain employees and consultants.  On March 2, 2004, we filed a registration statement on Form S-8 covering the securities issuable under the plan. Effective March 2, 11,960,000 shares of Common Stock were issued to approximately 19 consultants for market research services rendered to us.

Cost of Sales

Cost of sales for the three month period ended March 31, 2004 was $0 versus $259 in the comparable period in 2003. The decrease in the cost of sales was due to our abandonment of our prior business.

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

Liquidity and Capital Resources

For the Three Month Period Ended March 31, 2004 and 2003.

Cash flows provided in operations were $0 for the three month period ended March 31, 2004 versus $3,093 in the comparable period in 2003. The decrease in cash flows from operating activities was primarily attributable to the abandonment of our prior business plan.

We have funded our cash needs from inception through March 31, 2004 and to the date of this Report through a series of equity transactions. For example, on March 17, 2004, we consummated a private offering of 30,000,000 shares for gross proceeds of $1,500,000. We may need additional capital to fund operations over the next 13 months. We expect to remain in a position where the raising of additional funds through equity, debt financing, merger or acquisition will be necessary.

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

Management does not believe that it has relied on any critical accounting policies, which would have a material effect on our financial statements.

Item 3. Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

We are not currently a party to any pending legal proceeding.

Item 2.  Changes in Securities and Use of Proceeds.

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

This private placement resulted in a change of control.  As a condition of and in connection with such private placement, each of the investors executed an irrevocable proxy granting Yi Bo Sun, our Chief Executive Officer and our director, the right to vote all shares of the Common Stock purchased by the investors in this transaction.  The irrevocable proxies expired May 1, 2004.

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

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters To a Vote Of Security Holders.

Amendment of Articles of Incorporation

On April 28, 2004, we filed a Certificate of Amendment with the Nevada Secretary of State to amend our Articles of Incorporation to increase the number of shares of Common Stock authorized to be issued from 50,000,000 to 140,000,000 and to establish a class of preferred stock consisting of 60,000,000 shares, par value $0.001.  The resolutions to amend our Articles of Incorporation were adopted by written consent by our Board on February 24, 2004 and by certain of our principal stockholders holding 9,442,700 shares of Common Stock, representing approximately 52.53% of the then total issued and outstanding Common Stock on March 4, 2004.  Given our new business plan of holding ourselves available for an extraordinary corporate transaction such as a merger or reorganization, the Board deemed it to be in our best interest to increase our capitalization to enable us to engage in activities necessary to implement our new business plan, including without limitation, raising capital.

Election of Directors and Ratification of Appointment of Principal Accountants

On April 20, 2004, our board of directors and certain of our principal stockholders holding or able to direct the vote of 35,700,000 shares of Common Stock, representing approximately 74.41% of the then total issued and outstanding Common Stock, approved by written consent to re-elect our entire board of directors and ratify our engagement of Moores Rowland Mazars as our principal accountants.

On May 11, 2004, we filed an Information Statement on Schedule 14C disclosing such shareholder and board approvals.  The adoption of the foregoing resolutions will become effective 20 calendar days after the mailing of the Information Statement to our shareholders of record as of April 20, 2004.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-k.

(a) Reports on Form 8-K:

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

(b) Exhibits

3.1	Articles of Incorporation (Exhibit 3.1 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
3.2	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
4.1	Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
4.2	2004 Equity Incentive Plan (Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on March 2, 2004)
4.3	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine’s Garden and the Investors (Exhibit 4.1 to Form 8-K filed with the Commission on March 22, 2004)
4.4	Form of Irrevocable Proxy dated March 17, 2004 executed by each Investor (Exhibit 4.2 to Form 8-K filed with the Commission on March 22, 2004)
14.1	Code of Ethics (Exhibit 14.1 to Form 10-KSB filed with the Commission on April 13, 2004)
16.1	Letter Re: Change in Certifying Accountant (Exhibit 16.1 to Form 8-k filed with the Commission on April 5, 2004)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
99.1	Charter of the Audit Committee (Exhibit 99.1 to Form 10-KSB filed with the Commission on April 13, 2004)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jasmines Garden
(Registrant)

Date: May 14, 2004	By:	/s/ Yi Bo Sun
Chief Executive Officer and Director

Date: May 14, 2004	By:	/s/ Yiao Miao
Chief Financial Officer