Form 10QSB
period 2004-06-30
JASMINES GARDEN
filed 2004-08-13
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,975,400 shares common stock outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

JASMINE’S GARDEN

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2004

JASMINE’S GARDEN

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,545	$21,221
Deposit (see note 5)	1,492,900	0

Total Current Assets	1,496,445	21,221

Total Assets	$1,496,445	$21,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$0	$5,000
Loan payable (see note 6)	40,500	0

Total Current Liabilities	40,500	5,000

Stockholders’ Equity

Common stock, $.001 par value 140,000,000 and 50,000,000 shares authorized 47,975,400 and 6,015,400 issued and outstanding, respectively	47,975	6,015
Preferred stock, $.001 par value 60,000,000 and 0 shares authorized, 0 and 0 issued and outstanding	0	0
Additional paid in capital	6,377,025	15,385
Retained earnings	(4,969,055)	(5,179)

Total Stockholders’ Equity	1,455,945	16,221

Total Liabilities and Stockholders’ Equity	$1,496,445	$21,221

JASMINE’S GARDEN

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		Mach 27, 2001
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	(Inception) to June 30, 2004

Income	$0	$382	$0	702	$8,247

Cost of sales	0	300	0	559	3,034

Gross profit	0	82	0	143	5,213

General and administrative expenses	42,982	229	4,963,876	441	4,981,419

Income (loss) from operations	(42,982)	(147)	(4,963,876)	(298)	(4,976,206)

Other (Income) Expense
Miscellaneous	0	(1)	0	(2,608)	(7,151)

Total Other (Income) Expense	0	(1)	0	(2,608)	(7,151)

Income (loss) before income taxes	(42,982)	(146)	(4,963,876)	2,310	(4,969,055)

Provison for income taxes	0	0	0	0	0

Net Income (loss)	(42,982)	$(146)	$(4,963,876)	$2,310	$(4,969,055)

Net income (loss) per share (basic and diluted)
Basic	$(0.001)	$(0.000)	$(0.194)	$0.000
Diluted	$(0.001)	$(0.000)	$(0.194)	$0.000

Weighted average number of shares
Basic	47,975,000	6,015,400	25,628,376	6,015,400
Diluted	47,975,000	6,015,400	25,628,376	6,015,400

JASMINE’S GARDEN

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares Outstanding	Common Stock at Par Value	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total

Stock issued at inception for services	6,000,000	$6,000	$0	$0	$6,000
Net loss, December 31, 2001	0	0	0	(8,353)	(8,353)

Balance at December 31, 2001	6,000,000	6,000	0	(8,353)	(2,353)

Stock issued for cash	15,400	15	15,385	0	15,400
Net income, December 31, 2002	0	0	0	2,392	2,392

Balance at December 31, 2002	6,015,400	6,015	15,385	(5,961)	15,439

Net income, December 31, 2003	0	0	0	782	782

Balance at December 31, 2003	6,015,400	6,015	15,385	(5,179)	16,221

Stock issued for cash	30,000,000	30,000	1,470,000	0	1,500,000
Issuance of stock to consultants	11,960,000	11,960	4,891,640	0	4,903,600
Net loss, June 30, 2004	0	0	0	(4,963,876)	(4,963,876)

Balance at June 30, 2004	47,975,400	$47,975	$6,377,025	$(4,969,055)	$1,455,945

JASMINE’S GARDEN

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended		Mach 27, 2001
	June 30, 2004	June 30, 2003	(Inception) to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(4,963,876)	$2,310	$(4,969,055)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of marketable securities	0	0	(4,572)
Non-cash compensation costs	4,903,600	0	4,903,600
Stock issued for services	0	0	6,000
Decrease (Increase) in accounts receivables	0	130	0
Decrease (Increase) in deposit	(1,492,900)		(1,492,900)
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	700	0
(Decrease) Increase in loan payable	40,500	0	40,500
(Decrease) Increase in other payable, related party	0	0	0

Total Adjustments	3,446,200	830	3,452,628

Net cash provided by (used in) operations	(1,517,676)	3,140	(1,516,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	0	0	(8,446)
Proceeds on disposal of marketable securities	0	0	13,018

Net provided by (used in) investing activities	0	0	4,572

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued	1,500,000	0	1,515,400

Net cash provided by investing activities	1,500,000	0	1,515,400

Increase (decrease) in cash	(17,676)	3,140	$3,545

Cash and cash equivalents at beginning of period	21,221	16,055

Cash and cash equivalents at end of period	$3,545	$19,195

JASMINE’S GARDEN

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 – NATURE OF OPERATIONS

Jasmine’s Garden (the “Company”) was incorporated under the laws of the State of Nevada on March 27, 2001.

On December 2, 2003, Cheering Limited acquired 5,700,000 shares of common stock of the Company, which represented approximately 94.8% of all issued and outstanding shares.  Following the change of the Company’s control, the Company abandoned its original business plan.

Currently, the Company seeks to identify and complete a merger or acquisition with private entities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information – The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting.  These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented.  Operating results for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period, due to seasonal and other factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company’s Annual Report for the year ended December 31, 2003.

Revenue Recognition – The Company did not earn any income during the period.

Cash and Cash Equivalents – Cash equivalents are stated at cost.  Cash equivalents are highly liquid investments readily convertible into cash with an original maturity of three months or less and consist of time deposits with commercial banks.

Contingencies - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.  As of June 30, 2004 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Concentration of Credit Risk - Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities.  The Company places its cash in what it believes to be credit-worthy financial institutions, however, cash balances have exceeded the FDIC insured levels at various times during the year.  Concentration of credit risk with respect to trade accounts receivable is primarily from related parties located in Asia. The Company actively evaluates the creditworthiness of the customers with which it conducts business through credit approvals, credit limits and monitoring procedures.

Earnings Per Share - The Company uses SFAS No. 128, “Earnings Per Share”, for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents as if the potential common shares had been issued.

NOTE 3 – INCOME TAXES

The Company has adopted the provision of SFAS No. 109 “Accounting for Income Taxes”.  It requires recognition of deferred tax liabilities and assets for the expected future tax consequences.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference are expected to reverse.

The Company’s total deferred tax assets as of June 30, 2004 is as follows:

Net operating loss carry-forward	$4,969,055
Valuation allowance	(4,969,055)
$—

The difference between the income tax benefit in the accompany statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax profit is as follows for the period ended June 30, 2004 and 2003:

	2004	2003
Income tax (credit) expense at statutory rate	$(4,963,876)	$2,310
Valuation allowance	4,963,876	(2,310)
	$—	$—

The net operating loss carried forward of $4,926,073 for federal tax purpose will expire in the year 2023.

NOTE 4 – COMMON STOCK

On March 1, 2004, the Company announced a plan named “Jasmine’s Garden 2004 Equity Incentive Plan” (“Plan”) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company.  12,000,000 shares of common stock were allocated to the plan.

On March 4, 2004, certain of the Company’s principal stockholders holding 9,442,700 shares of common stock, representing approximately 52.53% of the then total issued and outstanding common stock, approved by written consent to adopt a resolution to amend the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 50,000,000 to 140,000,000 and to establish a class of preferred stock consisting of 60,000,000 shares, par value $0.001 per share.  The amendment has been filed on April 28, 2004.

On March 9, 2004, the Company issued 11,960,000 shares under the Plan to a number of consultants who were engaged to provide various consultation services to the Company during the period from January 1, 2004 to March 31, 2004 in relation to the Company’s proposed plan to identify and complete a merger or acquisition with private entities.  These shares were valued at $0.41 per share and were expensed off as compensation costs in the statements of operations as of March 31, 2004.

On March 17, 2004, the Company completed a private offering of 30,000,000 shares of its common stock at a per share price of $0.05 to seven unaffiliated individuals, resulting in gross proceeds to the Company of $1,500,000.  The proceeds will be applied to fund the Company’s proposed plan to identify and complete a merger or acquisition with private entities.

NOTE 5 – ACQUISITION AGREEMENT

On April 1, 2004, the Company entered into an Acquisition Service Agreement with a firm.  Under the Agreement, the firm will assist in the identification of and successful acquisition of a Chinese company meeting the various criteria of the Company.  In return for these services, the Company agreed to place a security deposit with the firm for 12 months.  If at that time no acquisition has occurred, the Company will receive all of the deposit plus a one percent (1%) interest penalty.

NOTE 6 - DEBT

As of June 30, 2004, the Company had a non interest-bearing loan from a corporation in the aggregate amount of $40,500.

NOTE 7 - GOING CONCERN

The Company has suffered recurring losses, cash deficiencies and negative working capital.  These issues may raise substantial concern about its ability to continue as a going concern.

Management has prepared the following statement in order to address these and other concerns:

The management of the Company believes that the proceeds of the offerings as mentioned above to the financial statements will be sufficient to meet the anticipated needs for the Company’s operations.  The Company is also searching for a new business opportunity that will generate cash flow, the Company plans to identify and complete a merger or acquisition with a private entity.

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

Plan of Operations

We are currently a “shell” corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for our stockholders. Our management will review and evaluate business ventures for possible mergers or acquisitions. Currently, we are exploring opportunities to engage in such extraordinary corporate transactions in the digital communications industry but are not a party to any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of our management.

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

Results of Operations For the Six Months Ended June 30, 2004 and June 30, 2003

Sales

Revenues for the six month period ended June 30, 2004 were $0 versus $702 in net revenues for the six month period ended June 30, 2003, a decrease of 100%. Sales in early 2003 consisted of products related to our prior business. As of December 31, 2003, we discontinued our then existing operations.  We have no current operations and expect to continue experiencing losses and do not expect to generate any revenue unless or until a merger, acquisition or other extraordinary corporate transaction takes place.   Even if we do engage in an extraordinary corporate transaction, there is no assurance that our losses will decrease or that we will develop or sustain profitable operations.

Income / Loss

Net loss for the six month period ended June 30, 2004 was $4,963,876 as compared to a net income of $2,310 in the comparable period in 2003.  The net loss reflects $4,903,600 in expenses charged to us as compensation costs in connection with the issuance of 11,960,000 shares of our Common Stock valued at $0.41 per share to certain of our consultants in consideration for services rendered pursuant to our 2004 Equity Incentive Plan, which was approved by our Board on March 1, 2004.  We believe that our net income will continue to decrease and we may incur losses until an extraordinary corporate transaction takes place. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do engage in an extraordinary corporate transaction.

Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2004 were $4,963,876 versus $441 in the comparable period in 2003. The increases in expenses during the six month period ended June 30, 2004 were attributed to expenses in the amount of $4,903,600 charged to us as compensation costs in connection with the issuance of 11,960,000 shares of our Common Stock valued at $0.41 per share to certain of our consultants and other general and administrative expenses incurred in connection with forwarding our new business plan.

Cost of Sales

Cost of sales for the six month period ended June 30, 2004 was $0 versus $559 in the comparable period in 2003. The decrease in the cost of sales was due to our abandonment of our prior business.

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

Liquidity and Capital Resources For the Six Month Period Ended June 30, 2004 and 2003.

We experienced negative cash flows provided by operations in the amount of $1,517,676 for the six month period ended June 30, 2004 versus a positive cash flow of $3,140 in the comparable period in 2003. The decrease in cash flows from operating activities was primarily attributable to the abandonment of our prior business plan and the compensation costs charged to us in connection with the issuance of 11,960,000 shares of our Common Stock to certain of our consultants.

We have funded our cash needs from inception through June 30, 2004 and to the date of this Report through a series of equity transactions. For example, on March 17, 2004, we consummated a private offering of 30,000,000 shares for gross proceeds of $1,500,000. We may need additional capital to fund operations over the next 12 months. We expect to remain in a position where the raising of additional funds through equity, debt financing, merger or acquisition will be necessary.

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

Issuance of 12,000,000 Shares Of Common Stock Registered On Form S-8

On March 1, 2004 our Board approved the adoption of our 2004 Equity Incentive Plan, which authorizes the issuance of up to 12,000,000 shares of Common Stock valued at $0.41 per share to certain employees and consultants.  On March 2, 2004, we filed a registration statement on Form S-8 covering 12,000,000 shares of Common Stock issuable under our 2004 Equity Incentive Plan.  Effective March 2, 2004, 11,960,000 shares of freely tradable Common Stock were issued to approximately 19 consultants in consideration for market research services rendered to us.  An expense of $4,903,600 was charged to us as compensation costs in connection with such issuance.

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

On May 11, 2004, we filed an Information Statement on Schedule 14C disclosing such shareholder and board approvals.  The adoption of the foregoing resolutions became effective 20 calendar days after the mailing of the Information Statement to our shareholders of record as of April 20, 2004.

Item 5.  Other Information.

As of June 30, 2004, we are party to a non interest-bearing demand loan from an unaffiliated corporation in the aggregate principal amount of $40,500.

On April 1, 2004, we entered into an Acquisition Service Agreement pursuant to which a third party firm agreed to assist in the identification and acquisition of target companies based in China.  According to the agreement, we agreed to transfer $1,500,000 to such firm to use as a security deposit for any potential acquisitions.  The funds (with an additional interest charge of 1% per annum) will be refunded to us if no target company is acquired during the term of this agreement.  This agreement terminates on March 31, 2005.

Item 6.  Exhibits and Reports on Form 8-k.

(a) Reports on Form 8-K:

On August 2, 2004, we filed a Report on Form 8-K disclosing the engagement of Lichter, Weil & Associates as our new principal accountant.

On July 20, 2004, we filed a Report of Form 8-K disclosing the resignation of Moores Rowland Mazars as our principal accountant.

On April 5, 2004, we filed a Report on Form 8-K disclosing the resignation of our prior principal accountant, Rogelio G. Castro, and our engagement of Moores Rowland Mazars as our new principal accountant.

(b) Exhibits

3.1	Articles of Incorporation (Exhibit 3.1 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
3.2	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
4.1	Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
4.2	2004 Equity Incentive Plan (Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on March 2, 2004)
4.3	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine’s Garden and the Investors (Exhibit 4.1 to Form 8-K filed with the Commission on March 22, 2004)
4.4	Form of Irrevocable Proxy dated March 17, 2004 executed by each Investor (Exhibit 4.2 to Form 8-K filed with the Commission on March 22, 2004)
14.1	Code of Ethics (Exhibit 14.1 to Form 10-KSB filed with the Commission on April 13, 2004)
16.1	Letter Re: Change in Certifying Accountant (Exhibit 16.1 to Form 8-k filed with the Commission on July 20, 2004)
16.2	Letter Re: Change in Certifying Accountant (Exhibit 16.1 to Form 8-k filed with the Commission on April 5, 2004)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
99.1	Charter of the Audit Committee (Exhibit 99.1 to Form 10-KSB filed with the Commission on April 13, 2004)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jasmines Garden
(Registrant)

Date: August 13, 2004	By:	/s/ Yi Bo Sun
Chief Executive Officer and Director

Date: August 13, 2004	By:	/s/ Yiao Miao
Chief Financial Officer