Form 10QSB
period 2004-09-30
JASMINES GARDEN
filed 2004-11-04
CIK 1144320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2004

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period ________________ to ________________


                        Commission File Number 333-64804

                                     -------

                        CHINA DIGITAL COMMUNICATION GROUP
                              F/K/A JASMINES GARDEN
               --------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                        91-2132336
-------------------------------                   ---------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                           2/F North Wondial Building,
                               Keji South 6 Road,
                       Shenzhen High-Tech Industrial Park
                                   Shennan Ave
                              Shenzhen, P.R. China
                    ----------------------------------------
                    (Address of principal executive offices)


                                 86-755-38252698
        ----------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                                  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,975,400 shares common stock outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2004

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS


Balance Sheets                                                        F-3

Statements of Operations                                              F-4

Statements of Cash Flows                                              F-5

Statements of Changes in Stockholders' Equity                         F-6

Notes to Financial Statements                                         F-7

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                                                              September 30, 2004
                                                                                  (Unaudited)     December 31, 2003
                                                                                  -----------        -----------
Current Assets
           Cash and cash equivalents                                              $    24,915        $    21,221
           Deposit (see note 5)                                                     1,492,900                  0
                                                                                  -----------        -----------

                   Total Current Assets                                             1,517,815             21,221
                                                                                  -----------        -----------

           Total Assets                                                           $ 1,517,815        $    21,221
                                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
           Accounts payable and accrued expenses                                  $         0        $     5,000
           Loan payable (see note 6)                                                  105,443                  0
                                                                                  -----------        -----------

           Total Current Liabilities                                                  105,443              5,000
                                                                                  -----------        -----------

Stockholders' Equity
           Common stock, $.001 par value
              140,000,000 and 50,000,000 shares authorized
              47,975,400 and 6,015,400 issued and outstanding, respectively            47,975              6,015
           Preferred stock, $.001 par value
              60,000,000 and 0 shares authorized
              0 and 0 issued and outstanding                                                0                  0
           Additional paid in capital                                               6,377,025             15,385
           Retained earnings                                                       (5,012,628)            (5,179)
                                                                                  -----------        -----------

           Total Stockholders' Equity                                               1,412,372             16,221
                                                                                  -----------        -----------

           Total Liabilities and Stockholders' Equity                             $ 1,517,815        $    21,221
                                                                                  ===========        ===========

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                 Nine Months Ended
                                             -----------------------------     -----------------------------
                                              September        September         September       September       March 27, 2001
                                                 30,               30,              30,            30,           (Inception) to
                                                 2004             2003             2004           2003         September 30, 2004
                                             ------------     ------------     ------------     ------------     ------------
Income                                       $          0     $         58     $          0     $        760     $      8,247

Cost of sales                                           0                8                0              567            3,034
                                             ------------     ------------     ------------     ------------     ------------

            Gross profit                                0               50                0              193            5,213

General and administrative expenses                43,573              234        5,007,449              675        5,024,992
                                             ------------     ------------     ------------     ------------     ------------

            Income (loss) from operations         (43,573)            (184)      (5,007,449)            (482)      (5,019,779)
                                             ------------     ------------     ------------     ------------     ------------

Other (Income) Expense

            Miscellaneous                               0                0                0           (2,608)          (7,151)
                                             ------------     ------------     ------------     ------------     ------------

            Total Other (Income) Expense                0                0                0           (2,608)          (7,151)
                                             ------------     ------------     ------------     ------------     ------------

            Income (loss) before income
            taxes                                 (43,573)            (184)      (5,007,449)           2,126       (5,012,628)

Provision for income taxes                              0                0                0                0                0
                                             ------------     ------------     ------------     ------------     ------------

Net Income (loss)                            ($    43,573)    ($       184)    ($ 5,007,449)    $      2,126     ($ 5,012,628)
                                             ============     ============     ============     ============     ============

Net income (loss) per share
  (basic and diluted)

Basic                                        ($     0.001)    ($     0.000)    ($     0.131)    $      0.000

Diluted                                      ($     0.001)    ($     0.000)    ($     0.131)    $      0.000

Weighted average number of shares

Basic                                          47,975,000        6,015,400       38,217,883        6,015,400

Diluted                                        47,975,000        6,015,400       38,217,883        6,015,400

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended               March 27, 2001
                                                         September 30,      September 30,       (Inception) to
                                                            2004               2003           September 30, 2004
                                                       ----------------   ----------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                    ($5,007,449)       $     2,126          ($5,012,628)

Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Gain on disposal of marketable securities                      0                  0               (4,572)
     Non-cash compensation costs                            4,903,600                  0            4,909,600
     Decrease (Increase) in accounts receivable                     0                100                    0
     Decrease (Increase) in deposit                        (1,492,900)                             (1,492,900)
     (Decrease) Increase in accounts payable
          and accrued expenses                                 (5,000)              (268)                   0
     (Decrease) Increase in loan payable                      105,443                  0              105,443
                                                          -----------        -----------          -----------

     Total Adjustments                                      3,511,143               (168)           3,517,571
                                                          -----------        -----------          -----------

     Net cash provided by (used in)
       operations                                          (1,496,306)             1,958           (1,495,057)
                                                          -----------        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of marketable securities                              0             (1,583)              (8,446)
     Proceeds on disposal of marketable securities                  0                  0               13,018
                                                          -----------        -----------          -----------

     Net cash provided by (used in) investing
       activities                                                   0             (1,583)               4,572
                                                          -----------        -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued                                    1,500,000                  0            1,515,400
                                                          -----------        -----------          -----------

     Net cash provided by financing activities              1,500,000                  0            1,515,400
                                                          -----------        -----------          ===========

     Increase in cash                                           3,694                375          $    24,915
                                                          -----------        -----------          ===========

     Cash and cash equivalents at beginning of
     period                                                    21,221             16,055
                                                          -----------        -----------

     Cash and cash equivalents at end of period           $    24,915        $    16,430
                                                          ===========        ===========

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                   Accumulated
                                                                                     Deficit
                              Number of       Common Stock       Additional          During
                                Shares             at              Paid-in         Development
                             Outstanding        Par Value          Capital            Stage              Total
                             -----------       -----------       -----------       -----------        -----------
Stock issued at
inception for services         6,000,000       $     6,000       $         0       $         0        $     6,000
Net loss, year ended
December 31, 2001                      0                 0                 0            (8,353)            (8,353)
                             -----------       -----------       -----------       -----------        -----------

Balance at
December 31, 2001              6,000,000             6,000                 0            (8,353)            (2,353)

Stock issued for cash             15,400                15            15,385                 0             15,400
Net loss, year ended
December 31, 2002                      0                 0                 0             2,392              2,392
                             -----------       -----------       -----------       -----------        -----------

Balance at
December 31, 2002              6,015,400             6,015            15,385            (5,961)            15,439

Net loss, year ended
December 31, 2003                      0                 0                 0               782                782
                             -----------       -----------       -----------       -----------        -----------

Balance at
December 31, 2003              6,015,400             6,015            15,385            (5,179)            16,221

Stock issued for cash         30,000,000            30,000         1,470,000                 0          1,500,000
Issuance of stock to
consultants                   11,960,000            11,960         4,891,640                 0          4,903,600
Net loss, period ended
September 30, 2004                     0                 0                 0        (5,007,449)        (5,007,449)
                             -----------       -----------       -----------       -----------        -----------

Balance at
September 30, 2004            47,975,400       $    47,975       $ 6,377,025       ($5,012,628)       $ 1,412,372
                             ===========       ===========       ===========       ===========        ===========

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

NOTE 1 - NATURE OF OPERATIONS

China Digital Communication Group, formerly Jasmine's Garden (the "Company") was incorporated under the laws of the State of Nevada on March 27, 2001.

On December 2, 2003, Cheering Limited acquired 5,700,000 shares of common stock of the Company, which represented approximately 94.8% of all issued and outstanding shares. Following the change of the Company's control, the Company abandoned its original business plan.

Currently, the Company seeks to identify and complete a merger or acquisition with private entities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION - The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2003.

REVENUE RECOGNITION - The Company did not earn any income during the period.

CASH AND CASH EQUIVALENTS - Cash equivalents are stated at cost. Cash equivalents are highly liquid investments readily convertible into cash with an original maturity of three months or less and consist of time deposits with commercial banks.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of September 30, 2004 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

CONTINGENCIES - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of September 30, 2004 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

ESTIMATES - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, depreciable lives, receivables valuation, accrued expenses, recoverability of intangible assets and income taxes. Actual results could differ materially from those estimates.

CONCENTRATION OF CREDIT RISK - Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents. The Company places its cash in what it believes to be credit-worthy financial institutions.

EARNINGS PER SHARE - The Company uses SFAS No. 128, "Earnings Per Share", for calculating the basic and diluted earnings (loss) per share. Basic earnings
(loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents as if the potential common shares had been issued.

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

The Company's total deferred tax asset as of September 30, 2004 is as follows:


              Net operating loss carry-forward       $ 5,012,628
              Valuation allowance                     (5,012,628)
                                                     -----------
                                                     $        --
                                                     ===========

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


The difference between the income tax benefit in the accompany statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax profit is as follows for the period ended September 30, 2004 and 2003:

                                                      2004              2003
                                                  -----------       -----------
Income tax (credit) expense at statutory rate     $(1,704,294)      $       894
Valuation allowance                                 1,704,294              (894)
                                                  -----------       -----------
                                                  $        --       $        --
                                                  ===========       ===========


The net operating loss carried forward of $5,012,628 for federal tax purpose will expire in the year 2023.

NOTE 4 - COMMON STOCK

On March 1, 2004, the Company announced a plan named "Jasmine's Garden 2004 Equity Incentive Plan" ("Plan") for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 12,000,000 shares of common stock were allocated to the plan.

On March 4, 2004, certain of the Company's principal stockholders holding 9,442,700 shares of common stock, representing approximately 52.53% of the then total issued and outstanding common stock, approved by written consent to adopt a resolution to amend the Company's Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 50,000,000 to 140,000,000 and to establish a class of preferred stock consisting of 60,000,000 shares, par value $0.001 per share. The amendment was filed on April 28, 2004.

On March 9, 2004, the Company issued 11,960,000 shares under the Plan to a number of consultants who were engaged to provide various consultation services to the Company during the period from January 1, 2004 to March 31, 2004 in relation to the Company's proposed plan to identify and complete a merger or acquisition with private entities. These shares were valued at $0.41 per share and were expensed off as compensation costs in the statements of operations as of March 31, 2004.

On March 17, 2004, the Company completed a private offering of 30,000,000 shares of its common stock at a per share price of $0.05 to seven unaffiliated individuals, resulting in gross proceeds to the Company of $1,500,000. The proceeds will be applied to fund the Company's proposed plan to identify and complete a merger or acquisition with private entities.

NOTE 5 - ACQUISITION AGREEMENT

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

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


NOTE 6 - DEBT

As of September 30, 2004, the Company had loans payable outstanding in the aggregate amount of $105,443. Payable as follows:

         Loan payable to a corporation,
         non-interest bearing, due on
         demand                                       $40,500

         Loan payable to a corporation,
         non-interest bearing, due on
         demand                                        64,943
                                                   ------------

                                                     $105,443

NOTE 7 - COMMITMENTS

On August 20, 2004, the Company entered into a Consulting Agreement for one year with a company to provide investor relations services for the Company. The Company shall pay the consultant, $12,500 plus expenses for the next two months. In the event that the daily average trading fall below 250,000 shares, the Company shall pay the consultant $6,000 per month plus expenses, until such time the aggregate average daily trading volume reaches 250,000 shares. At such time, the Company shall pay consultant the difference between $6,000 and $12,500.The consultant shall also receive 37,500 shares of the Company's stock, as of December 20, 2004, only in the event that the average daily trading volume during the period beginning 30 days from the inception of the agreement and terminating 120 days from the inception of the agreement, exceeds 250,000 shares. The consultant shall also receive an additional 37,500 shares for each subsequent 90-day period during which the average daily trading volume exceeds 250,000 shares.

As of September 30, 2004 the Company has paid $18,500 under this agreement.

NOTE 8- GOING CONCERN

The Company has suffered recurring losses, cash deficiencies and negative working capital. These issues may raise substantial concern about its ability to continue as a going concern.

      Management has prepared the following statement in order to address these and other concerns:

      The management of the Company believes that the proceeds of the offerings as mentioned above to the financial statements will be sufficient to meet the anticipated needs for the Company's operations. The Company is also searching for a new business opportunity that will generate cash flow, the Company plans to identify and complete a merger or acquisition with a private entity (See Note
9).

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


NOTE 9- SUBSEQUENT EVENTS

On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (Billion), a company incorporated under the laws of China. Billion owns all of the issued and outstanding shares of E'Jinie. E'Jinie is incorporated under the laws of China, and is engaged in the business of the research and development, manufacture, and distribution of battery shells.

Pursuant to the Exchange Agreement, the Company agrees to purchase all of the issued and outstanding shares of Billion from the shareholders for approximately $1,500,000 and 4,566,210 shares of the Company's common stock, or approximately 8.7% of the total issued and outstanding shares.

In connection with the Exchange Agreement, the Company also entered into a Guarantee Contract with Shiji Ruichen Guaranty and Investment Co., Ltd., on September 30, 2004, which was subsequently amended on October 12, 2004. Pursuant to the terms of the Guarantee, Shiji agreed to guaranty the performance by the Company and the shareholders of Billion. As consideration for Shiji's guaranty, the Company agreed to issue Shiji 4% of the Company's existing outstanding shares of common stock, or 1,919,016 shares. As security for the Company's obligations under the Guarantee, one of the Company's principal shareholders agreed to deposit 5,000,000 shares of the common stock of the company held by her into escrow, or the Escrow Shares, in consideration for 100,000 shares of the Company's common stock. The Company's principal shareholder will receive a return of all Escrow Shares upon a consummation of the transactions contemplated under the Share Exchange Agreement.

In the event the Exchange Agreement terminates as a result of a default of the shareholders of Billion, Shiji has agreed to pay the Company approximately $1,210,000.

                        CHINA DIGITAL COMMUNICATION GROUP
                           (FORMERLY JASMINE'S GARDEN)
                          (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Forward Looking Statements

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

      In connection with Cheering's acquisition of the securities: (i) the Board of Directors appointed Zuzhuan Xu to serve as the President and a director and Dr. Kit Tsui, Yao Miao and Mei Bin Jin, all designees of Cheering Limited, to serve as our directors and officers; and (ii) Jack and Jasmine Gregory resigned from their positions as officers and directors of the Company. On February 18, 2004, Zu Zhuan Xu resigned from his position as the President of Jasmine's Garden and Yi Bo Sun was appointed to replace him and Xu Bao Dong was appointed to serve as a director. On February 19, 2004, Dr. Kit resigned from his position as a director and Yi Bo Sun was appointed to replace him. Currently, our board of directors consists of Yi Bo Sun, who is also our Chief Executive Officer, Zu Zhuang Xu and Xu Bao Dong.

      On March 17, 2004, we completed a private offering of 30,000,000 shares of our restricted Common Stock at a per share purchase price of $0.05 to seven unaffiliated individuals, which resulted in a change of control. We received gross proceeds of $1,500,000 from this private placement. The consideration was derived from each investor's personal funds. On March 17, 2004, the average of the bid and ask price of our Common Stock was $2.15 per share, however, our Common Stock was not actively traded prior to March 29, 2004.

      On April 28, 2004, we filed a Certificate of Amendment with the Nevada Secretary of State to increase the number of shares of Common Stock authorized to be issued from 50,000,000 to 140,000,000 and to establish a class of preferred stock consisting of 60,000,000 shares, par value $0.001.

      Effective September 3, 2004, we amended our Articles of Incorporation filed with the Nevada Secretary of State to change our name from Jasmine's Garden to China Digital Communication Group. This amendment to our Articles of Incorporation was approved by our Board of Directors and our shareholders on August 3, 2004 by joint written consent.

      Plan of Operations

      We are currently a "shell" corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for our stockholders. Currently, we are exploring opportunities to engage in such extraordinary corporate transactions in the digital communications industry. On September 30, 2004, we filed a Current Report on Form 8k disclosing our entry into a Share Exchange Agreement with Billion Electronics Co., Ltd., a company incorporated under the laws of China, or Billion, the shareholders of Billion and Shenzhen E'Jinie Technology Development Co., Ltd., a company incorporated under the laws of China. Pursuant to the terms of the Share Exchange Agreement, we agreed to purchase all of the issued and outstanding securities of Billion from the shareholders of Billion in exchange for US$1,500,000 and 4,566,210 shares of our common stock, or approximately 8.7% of our issued and outstanding stock on a fully diluted basis. E'Jinie is a wholly owned subsidiary of Billion and is engaged in the business of the research and development, manufacture, and distribution of battery shells. We hope to close this acquisition transaction by December 31, 2004.

      Our management intends to continue to review and evaluate business ventures for possible mergers or acquisitions. Except for our transaction with Billion and E'Jinie, we are not a party to any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of our management.

      A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.

      We believe that the proceeds of our recent offering, together with other available funds, will be sufficient to meet our anticipated needs for the new business plan and for working capital and capital expenditures for at least the next 13 months. Thereafter, we will need to raise additional funds.

      Results of Operations For the Nine Months Ended September 30, 2004 and September 30, 2003

      Sales

      Revenues for the nine-month period ended September 30, 2004 were $0 versus $760 in net revenues for the nine-month period ended September 30, 2003, a decrease of 100%. Sales in the first three quarters of 2003 consisted of products related to our prior business. As of December 31, 2003, we discontinued our then existing operations. We have no current operations and expect to continue experiencing losses and do not expect to generate any revenue unless or until a merger, acquisition or other extraordinary corporate transaction takes place. Even if we do engage in an extraordinary corporate transaction, there is no assurance that our losses will decrease or that we will develop or sustain profitable operations.

      Income / Loss

      Net loss for the nine-month period ended September 30, 2004 was $5,007,449 as compared to a net income of $2,126 in the comparable period in 2003. The net loss reflects $4,903,600 in expenses charged to us as compensation costs in connection with the issuance of 11,960,000 shares of our Common Stock valued at $0.41 per share to certain of our consultants in consideration for services rendered pursuant to our 2004 Equity Incentive Plan, which was approved by our Board on March 1, 2004, and costs incurred by us in connection with our entry into the Share Exchange Agreement. We believe that our net income will continue to decrease and we may incur losses until an extraordinary corporate transaction takes place. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do engage in an extraordinary corporate transaction.

      Expenses

      Selling, general and administrative expenses for the nine-month period ended September 30, 2004 were $5,007,449 versus $675 in the comparable period in 2003. The increases in expenses during the nine month period ended September 30, 2004 were attributed to expenses in the amount of $4,903,600 charged to us as compensation costs in connection with the issuance of 11,960,000 shares of our Common Stock valued at $0.41 per share to certain of our consultants and other general and administrative expenses incurred in connection with forwarding our new business plan.

      Cost of Sales

      Cost of sales for the nine-month period ended September 30, 2004 was $0 versus $567 in the comparable period in 2003. The decrease in the cost of sales was due to our abandonment of our prior business.

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

      Liquidity and Capital Resources For the Nine month Period Ended September 30, 2004 and 2003.

      We experienced negative cash flows provided by operations in the amount of $1,496,306 for the nine month period ended September 30, 2004 versus a positive cash flow of $1,958 in the comparable period in 2003. The decrease in cash flows from operating activities was primarily attributable to the abandonment of our prior business plan and the compensation costs charged to us in connection with the issuance of 11,960,000 shares of our Common Stock to certain of our consultants.

      We have funded our cash needs from inception through September 30, 2004 and to the date of this Report through a series of equity transactions. For example, on March 17, 2004, we consummated a private offering of 30,000,000 shares for gross proceeds of $1,500,000. We may need additional capital to fund operations over the next 12 months. We expect to remain in a position where the raising of additional funds through equity, debt financing, merger or acquisition will be necessary.

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

ITEM 3. CONTROLS AND PROCEDURES.

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers. We have also undertaken to periodically review our disclosure controls and procedures and internal controls for adequacy and effectiveness.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are not currently a party to any pending legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Acquisition  of  Billion   Electronics   Co.,  Ltd  and  Shenzhen  E'Jinie
Technology Development Co., Ltd.

      On September 29, 2004, we entered into a Share Exchange Agreement with Billion, the shareholders of Billion and E'Jinie. All of the issued and outstanding securities of Billion are owned by three unaffiliated shareholders. Billion owns all of the issued and outstanding securities of E'Jinie and the securities of E'Jinie is its sole asset. E'Jinie is a wholly owned subsidiary of Billion and is engaged in the business of the research and development, manufacture, and distribution of battery shells. E'Jinie currently occupies factory space of approximately 4,000 square meters located in Shenzhen, China and possesses approximately 115 machine sets and testing equipment. E'Jinie has nine divisions with approximately 526 employees.

      Pursuant to the terms of the Share Exchange Agreement, we agreed to purchase all of the issued and outstanding securities of Billion from the shareholders of Billion in exchange for US$1,500,000 and 4,566,210 shares of our common stock, or approximately 8.7% of our issued and outstanding stock on a fully diluted basis. The exchange was based upon our agreed value at US$105,070,000 and an agreed upon value of E'Jinie at US$11,500,000.

      We also agreed to enter into a registration agreement with the shareholders of Billion pursuant to which we will agree to register the shares of our common stock issued to them in connection with the Share Exchange Agreement. This registration agreement will contain customary terms and provisions relating to underwriter and company cutbacks, among other things. We intend to enter into this agreement on or prior to the closing date of this acquisition transaction.

      The acquisition transaction will close upon the satisfaction by the parties of the various closing conditions set forth in the Share Exchange Agreement, including without limitation, obtaining satisfactory results from our due diligence of E'Jinie's operations and financial condition.

      In connection with the Share Exchange Agreement, we also entered into a Guarantee Contract, or the Guarantee, with Shiji Ruichen Guaranty and Investment Co. Ltd., a company incorporated under the laws of China, or Shiji, on September 30, 2004, which Guarantee was subsequently amended on October 12, 2004. Pursuant to the terms of the Guarantee, Shiji agreed to guaranty the performance by us and the shareholders of Billion of the Share Exchange Agreement. As consideration for Shiji's guaranty, we agreed to issue Shiji (or its parent company, Value Global International Ltd., a company incorporated under the laws of China, or such other party as may be designated by Shiji ) 4% of our existing outstanding shares of common stock (or 1,919,016 shares), half of which shall be freely tradable and half of which shall be restricted shares. As security for our obligations under the Guarantee, one of our principal shareholders agreed to deposit 5,000,000 shares of the common stock of the company held by her into escrow, or the Escrow Shares, in consideration for 100,000 shares of our common stock. In the event such shareholder forfeits all or any portion of her shares as a result of the Guarantee, we agree to issue to her replacement shares of our common stock.

      In the event the Share Exchange Agreement terminates as a result of a default of the shareholders of Billion, Shiji has agreed to pay us RMB 10,000,000 (approximately US $1,210,000). In the event that the consideration set forth in the Share Exchange Agreement to purchase all of the issued and outstanding securities of Billion is insufficient, Shiji shall be entitled to issue additional shares from the Escrow Shares to compensate for such deficiency. In the event the Share Exchange Agreement terminates or is delayed as a result of a default by us, Shiji shall be entitled to pursue remedies available to it, including without limitation, the sale or transfer of all the Escrow Shares. If we engage in any illegal business activity, we are obligated to pay Shiji a default fee of RMB 5,000,000 (approximately US $605,000).

      Our principal shareholder will receive a return of all Escrow Shares upon a consummation of the transactions contemplated under the Share Exchange Agreement. We intend to issue our common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended.

      The parties hope to close the transactions contemplated in the Share Exchange Agreement and the Guarantee by December 31, 2004. After the consummation of the transactions contemplated in the Share Exchange Agreement and the Guarantee, we will have 54,565,226 shares of our common stock issued and outstanding shares.

      The Share Exchange Agreement, the Guarantee and its amendment were approved by our board of directors by written consent.

      Private Offering of 30,000,000 Shares of Restricted Common Stock

      On March 17, 2004, we completed a private offering of 30,000,000 shares of our restricted Common Stock at a per share purchase price of $0.05 to seven unaffiliated individuals, resulting in gross proceeds to us of $1,500,000. The consideration was derived from each investor's personal funds. On March 17, 2004, the average of the bid and ask price of our Common Stock was $2.15 per share, however, our Common Stock was not actively traded prior to March 29, 2004. We did not pay any commission or other costs in connection with this offering. We intend to use the proceeds of this offering to implement our new business plan. We believe that the issuance of securities was made solely to non U.S. Persons in transactions exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

      As a result of the sale, the following individuals became beneficial owners of 5% or more of our issued and outstanding shares of Common Stock:

                                                                AMOUNT OF BENEFICIAL
        TITLE OF CLASS           NAME OF BENEFICIAL OWNER             OWNERSHIP                PERCENT OF CLASS
        --------------           ------------------------       ---------------------          ----------------
         Common Stock                  Xiong Xin Gan                  7,200,000                     15.01%

         Common Stock                  Ruan Ju Xiang                  6,000,000                     12.51%

         Common Stock                     Fan Xi                      5,400,000                     11.26%

         Common Stock                  Xu Zhu Zhuan                   3,750,000                      7.82%

         Common Stock                   Xu Zu Hong                    4,500,000                      9.38%

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Amendment of Articles of Incorporation to Change Our Name

      Effective September 3, 2004, we amended our Articles of Incorporation filed with the Nevada Secretary of State to change our name from Jasmine's Garden to China Digital Communication Group. This amendment to our Articles of Incorporation was approved by our Board of Directors and our shareholders on August 3, 2004 by joint written consent.

      On August 31, 2004, we filed an Information Statement on Schedule 14C disclosing such shareholder and board approvals. The adoption of the foregoing resolutions became effective 20 calendar days after the mailing of the Information Statement to our shareholders of record as of August 3, 2004.

      Amendment of Articles of Incorporation to Increase Our Capitalization

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

ITEM 5. OTHER INFORMATION.

      On August 20, 2004, we entered into a Consulting Agreement with a company to provide investor relations services for the Company for a term of one year. Pursuant to the agreement, we agreed to pay the consultant, $12,500 plus expenses for the next two months. In the event that the daily average trading falls below 250,000 shares, we agree to pay the consultant $6,000 per month plus expenses, until such time the aggregate average daily trading volume reaches 250,000 shares. At such time, we will pay the consultant the difference between $6,000 and $12,500. The consultant will receive 37,500 shares of our common stock, 120 days after the inception of this agreement, only in the event that the average daily trading volume during the period beginning 30 days from the inception of the agreement and terminating 120 days from the inception of the agreement, exceeds 250,000 shares. The consultant will also receive an additional 37,500 shares for each subsequent 90-day period during which the average daily trading volume exceeds 250,000 shares. As of September 30, 2004, we have paid $18,500 under this agreement.

      As of September 30, 2004, we are party to two non interest-bearing demand loans from two unaffiliated corporations in the aggregate principal amount of $105,443.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Reports on Form 8-K:

      On October 20, 2004, we filed a Report on Form 8-K amending our disclosure regarding our entry into the Guarantee Contract.

      On October 14, 2004, we filed a Report on Form 8-K disclosing our entry into that certain Guarantee Contract with Shiji Ruichen Guaranty and Investment Co. Ltd., a company incorporated under the laws of China

      On September 30, 2004, we filed a Report on Form 8-K disclosing our entry into a Share Exchange Agreement with Billion Electronics Co., Ltd., a company incorporated under the laws of China, the shareholders of Billion Electronics Co., Ltd. and Shenzhen E'Jinie Technology Development Co., Ltd., a company incorporated under the laws of China.

      On September 16, 2004, we filed a Report on Form 8-K disclosing the amendment of our Articles of Incorporation to change our name from Jasmine's Garden to China Digital Communication Group.

      On August 2, 2004, we filed a Report on Form 8-K disclosing the engagement of Lichter, Weil & Associates as our new principal accountant.

      On July 20, 2004, we filed a Report of Form 8-K disclosing the resignation of Moores Rowland Mazars as our principal accountant.

      (b)   Exhibits

         3.1(a)   Articles  of   Incorporation   (Exhibit  3.1  to  Registration
                  Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)

         3.1(b) Certificate of Amendment to Articles of Incorporation (Exhibit 3(i)(2) to Form 8-K filed with the Commission on September 16,
                  2004).

         3.1(c)   Certificate   of  Amendment  to  Articles  of   Incorporation,
                  effective August 3, 2004 (Exhibit 3(i)(3) to Form 8-K filed with the Commission on September 16, 2004).

         3.2 Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)

         4.1      Form  of  Stock  Certificate   (Exhibit  4.1  to  Registration
                  Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)

         4.2 2004 Equity Incentive Plan (Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on March 2,
                  2004)

         4.3 Form of Subscription Agreement dated March 17, 2004 by and among Jasmine's Garden and the Investors (Exhibit 4.1 to Form 8-K filed with the Commission on March 22, 2004)

         4.4 Form of Irrevocable Proxy dated March 17, 2004 executed by each Investor (Exhibit 4.2 to Form 8-K filed with the Commission on March 22, 2004)

         10.1 Share Exchange Agreement (Exhibit 10.1 to Form 8-K filed with the Commission on September 30, 2004)

         10.2 Guarantee Contract (Exhibit 10.1 to Form 8-K filed with the Commission on October 14, 2004)

         10.3 Amendment to Guarantee Contract (Exhibit 10.2 to Form 8-K filed with the Commission on October 14, 2004)

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



                                        China Digital Communication Group
                                            (Registrant)


Date:  November 1, 2004                 By: /s/ Yi Bo Sun
                                            ------------------------------------
                                            Chief Executive Officer and Director


Date:  November 1, 2004                 By: /s/ Yiao Miao
                                            ------------------------------------
                                            Chief Financial Officer