Form 10KSB
period 2004-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2005-03-30
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 0-024828

CHINA DIGITAL COMMUNICATION GROUP
(Name of Small Business Issuer in Its Charter)

NEVADA	91-2132336
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

A-3. Xinglian Industrial Zone.
He Hua Ling Pingxin Road. Xin Nan. Ping Hua
Town. Longgang. Shenzhen China 51811

(Address of Principal Executive Offices, including zip code.)

86-755-2698-3767
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer's revenues for its most fiscal year December 31, 2004: $2,33,8,717.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of March 29, 2005, the value was $13,206702.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 29, 2005 there were 54,460,626 shares of common stock outstanding.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

ITEM 2.	DESCRIPTION OF PROPERTY.

ITEM 3.	LEGAL PROCEEDINGS.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL PLAN OF OPERATION.

ITEM 7.	FINANCIAL STATEMENTS.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8A.	CONTROLS AND PROCEDURES.

ITEM 8B.	OTHER INFORMATION.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 10.	EXECUTIVE COMPENSATION.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

SIGNATURES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

China Digital Communication Group (the "Registrant", “China Digital” or the “Company”) was incorporated in Nevada in March 27, 2001 under the name Jasmine’s Garden. As the result of the Acquisition (defined below) of Billion Electronic Co., Ltd., a company organized under the laws of the British Virgin Islands ("Billion”) in November 2004, the Registrant is currently in the business of manufacturing and distributing lithium battery shells and related products primarily in China.

  Corporate History

Until December 2, 2003, the Registrant operated a nationwide wholesale and retail business selling greeting cards, note cards and gift tags made from a design process involving photography and computer graphics.  On December 2, 2003, Cheering Limited, an investment holding company organized under the laws of the British Virgin Islands (“Cheering”), acquired 5,700,000 shares of our common stock, par value $0.001, which constituted approximately 95% of the then issued and outstanding shares of common stock from Jack and Jasmine Gregory, the Company’s former officers, directors and principal stockholders, for cash consideration of $221,221 (the “Cheering Transaction”).

In connection with the Cheering Transaction, the Board of Directors appointed Zu Zhuan Xu to serve as the President and elected four designees of Cheering to serve to serve as directors; and Jack and Jasmine Gregory resigned from their positions as officers and directors of the Company.  On February 18, 2004, Zu Zhuan Xu resigned from his position as President and Yi Bo Sun was appointed to replace him and Xu Bao Dong was appointed to serve on the Board of Directors.  On February 19, 2004, another director resigned from the Board of Directors and Yi Bo Sun was appointed to replace him.  Currently, the Board of Directors consists of Yi Bo Sun, who is also our Chief Executive Officer, Zu Zhuan Xu and Xu Bao Dong.

On March 17, 2004, we sold 30,000,000 shares of common stock at a per share purchase price of $0.05 to seven unaffiliated individuals in a private placement, which yielded aggregate gross proceeds of $1,500,000 (the “Private Placement”). As a condition to the closing of the Private Placement, each of the investors executed an irrevocable proxy granting Yi Bo Sun, our Chief Executive Officer, the right to vote all shares of the common stock purchased in the Private Placement.  The irrevocable proxies expired on May 1, 2004, however, the investors and Mr. Sun have reached an agreement with respect to the extension of the irrevocable proxy which will expire in May 2006. Mr. Yi Bo Sun as the Chairman and Chief Executive Officer of Cheering is the beneficial owner of the 5,700,000 shares of common stock, which represents approximately 11.8%, of the issued and outstanding common stock and prior to the expiration of the irrevocable proxies, Mr. Sun will have the power to vote or direct the voting of 30,000,000 shares issued in the Private Placement. Taken together, Mr. Sun controls approximately 66% of our issued and outstanding common stock.

On April 28, 2004, we filed a Certificate of Amendment with the Nevada Secretary of State to amend our Articles of Incorporation to increase our authorized common stock to 140,000,000 and to authorize 60,000,0000 shares, par value $0.001 of blank check preferred stock.

On September 3, 2004, we filed a Certificate of Amendment with the Nevada Secretary of State to amend our Articles of Incorporation to change our name from “Jasmine’s Garden” to “China Digital Communication Group.”

Acquisition of Billion

On November 15, 2004, pursuant to the terms of a Share Exchange Agreement (the "Exchange Agreement") dated as of September 17, 2004, by and among the Company, Billion, the shareholders of Billion (the “Shareholders”) and Shenzhen E’Jenie Technology Development Co., Ltd, a company incorporated under the laws of the Peoples Republic of China (“E’Jenie”), we acquired from the Shareholders (the "Acquisition") all of the issued and outstanding equity interests of Billion (the "Billion Shares"). Billion is a holding company and the sole shareholder of E’Jenie. Billion has no other assets other than the shares of E’Jenie. As consideration for the Billion Shares, we paid the Shareholders an aggregate of $1,500,000 in cash and issued them 4,566,210 shares of common stock. The consideration for the Acquisition was determined through arms length negotiations between the management and Billion. As a result of the Acquisition, the Shareholders hold approximately 8.7% of our then issued and outstanding common stock and we are the sole shareholder of Billion through which we own all of the issued and outstanding equity interests of E’Jenie.

In connection with the Acquisition, as is customary in China, we entered into a Guarantee Agreement, dated October 9, 2004, as amended October 11, 2004 (the “Guarantee”), with Shiji Ruichen Guaranty and Investment Co. Ltd., a company incorporated under the laws of the Peoples Republic of China (“Shiji”). Pursuant to the terms of the Guarantee, Shiji agreed to guarantee our performance and the performance of the Shareholders under the Exchange Agreement. As consideration for Shiji's guaranty, we issued 1,919,016 shares of common stock to Shiji. As security for our obligations under the Guarantee, one of our principal shareholders deposited 5,000,000 of their shares of the common stock into escrow.

We filed a Form 8-K with the Securities and Exchange Commission on September 30, 2004, as amended December 15, 2004, which more fully describes the Acquisition.

Operations

As a result of the Acquisition, through Billion's ownership of E’Jenie, we manufacture and distribute lithium battery shells and related products primarily in China. Based upon specifications from customers, E’Jenie develops, customizes and produces steel, aluminum battery shells, aluminum caps, and lithium batteries for mobile phones, PDAs and MP3s and other small electronic consumer products. Currently, E’Jenie produces fourteen steel battery shell lines, five aluminum battery shell lines and two aluminum battery cap lines.

The lithium battery was created in the nineties, with its first mass production in 1993 in Japan. It was first used in notebook computers and was later used in cellular phones, cameras, and global positioning satellite systems. Lithium batteries are now used in cellular phones, cameras, digital cams, global positioning satellite systems, and an array of other electronic products.

Batteries are becoming smaller, lighter, more efficient, longer lasting, and free of pollution. The lithium battery’s energy/weight ratio exceeds that of its counterparts and with an excellent safety standard, it seems to be the future of the battery industry. Management anticipates significant growth in the demand for lithium batteries in China and worldwide. Management believes that the current trend towards smaller, lighter portable consumer products will continue to grow and because of its size, the demand for the lithium battery may increase as well. By way of example, a mobile-phone battery has a typical usage life of 300 to 500 recharges, which translates to a ratio of 1.8 batteries in service life of each phone, according to official Chinese statistics. However, management’s internal data reveals that battery replacement demand is faster than this when consumers turn in their phones for new models before the normal life of the battery is over. A short product life combined with a short product innovation cycle creates rapid product turnover - resulting in increased business for battery shell makers.

Management believes that it will profit from growth in China’s manufacturing sector. Manufacturers of batteries and electronic products are direct customers for our products, and their growth - fueled by exports as well as rising domestic demand - may translate into higher sales. China’s entry into the World Trade Organization and the continued privatization of its industrial base will continue to fuel this expansion.

Our Business Strategy

We seek to maintain and strengthen our position as a provider of battery shells and caps while increasing the breadth of our product line and improving the quality of our products. In order to achieve our objective, we plan to pursue the key strategies described below.

•
Become a cost leader in an increasingly competitive market. We believe we can ensure competitive pricing by integrating a labor-intensive production process with high-tech, proprietary manufacturing equipment. We believe our experience in designing and updating key manufacturing equipment and operating such equipment at a low cost gives us a cost advantage over our competitors.

•
Taking advantage of our ready production capacity and allowing for increased production capacity. We believe our production capacity makes us more reliable, flexible and responsive in terms of fulfilling our customers' requirements than other providers. As such, existing and potential competitors may find it more difficult to compete with our production capabilities.

•
Enhanced research and development activities. Upon completion of our new facility, we will have the space to enhance our existing research and development capabilities through the addition of state of the art equipment and experienced personnel.

•
Expanding our product lines to capture new market opportunities. We are seeking to produce lithium battery cells that can be used in small electronic consumer products such as digital cameras, laptop computers, MP3 players and cellular telephones. By entering these markets, we believe we can achieve future revenue growth and improved profit margins.

Customers

In 2004, our three largest customers represented approximately 69% of our total sales. The following table sets forth information regarding our three largest customers:
List of Major Customers
Name of Customer	Percentage of Total Revenue for 2004
Bak Battery	63.50%
Hua Yu Bao	14.40%
Yin Si Qi	4.42%

Although we do not have formal contracts with our customers, we have established long-term relationships. Our customers place orders on a monthly basis and sales are processed with purchase orders. The loss of Bak Battery as a customer would have an adverse effect on our revenues as sales to Bak Battery represented 63% of total sales for 2004. Management believes that its relationship with Bak Battery is good and does not anticipate a change in the current volume of business.

Sales and Marketing

Our in-house sales and marketing team contact local battery manufacturers to solicit interest in our products. If the manufacturer expresses an interest in our product offering, we ship them samples and if our products suit their needs orders are placed and filled.

Raw Material

We purchase various components and raw materials for use in our manufacturing processes. The principal raw materials we purchase are aluminum and steel. The price of steel has increased significantly in the past year, and management believes that it will continue to increase. The increases have had an adverse impact on gross margins, since some of the increases cannot be passed on to our customers.

Our three largest suppliers are Heng Yuang Li Stainless Steel Factory, Hongzhou Stainless Steel Product Co and Hua Yi Aluminum Co., which in the aggregate account approximately 50% of all components and raw materials purchased. Normally, the annual purchase plan for raw material, such as aluminum and steel, is determined at the beginning of the calendar year according to past customer's orders and our own sales forecast. Such purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on weekly production plans. Management believes that this arrangement protects us from inventory surplus when the orders from customers change.

For raw materials other than steel and aluminum, we normally maintain from one week up to one month of inventory at our warehouse. All components and raw materials are available from numerous sources. We have not experienced any significant shortages of manufactured components or raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules.

Competition

We face competition from manufacturers not only within China but also from other parts of the world, particularly Japan, Taiwan, Malaysia, Indonesia, and Korea. We compete with these companies by striving to provide a higher quality product at a lower cost. Our primary competitors are Shenzhen Luhua Co., Ltd., Shenzhen TongLi Electronic Co. and Ningbo Pulaite Electronics Co., Ltd. We believe that by doing business in China we enjoy competitive advantages over similar companies based elsewhere, including abundant labor resources and low cost raw materials.

Seasonality

Worldwide battery sales are significantly greater in the second half of the calendar year than the first half as a result of industry-wide marketing programs and consumers' traditionally strong purchases of battery-powered products during the holiday season.

Doing Business in China

The Chinese Legal System

The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China’s accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises such as E’Jenie.

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-	We will be able to capitalize on economic reforms;
-	The Chinese government will continue its pursuit of economic reform policies;
-	The economic policies, even if pursued, will be successful;
-	Economic policies will not be significantly altered from time to time; and
-	Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Employees and employment agreements

The Registrant currently has eight employees, five (5) officers, two (2) executives and (1) administrative personnel. E’Jenie has nine (9) divisions with 526 employees in total

ITEM 2. DESCRIPTION OF PROPERTY.

Our headquarters located at A-3. Xinglian Industrial Zone. He Hua Ling Pingxin Road. Xin Nan. Ping Hua Town. Longgang. Shenzhen China 51811. This facility is 6,708 square meters of which 15% or 1,000 square meters is used for offices, 4,500 square meters are used for the manufacturing line and storage and the remaining 1,208 square meters are used for employee dormitories. We have an eight-month lease that expires August. Our rent is approximately $6,700 a month.

In February 2005, we opened our first office in the United States. The Los Angeles-based office is located at 1901 Avenue of the Stars, Suite 201. The monthly rent is $1,500.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the stockholders in the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Our shares are quoted on the Over-The-Counter Bulletin Board under the symbol “CHID.”  Prior to the Acquisition, there was a limited market for our common stock.  As a result, our stock had no or nominal trading volume and a very limited trading history.  During the calendar years ended December 31, 2004 and 2003, the average of our bid and asked prices for our common stock was $1.89 per share, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions. After the Acquisition, the volume of shares traded in fourth quarter increased significantly.   The following table sets forth the high and low closing sale prices of our common stock for the periods indicated below:

	HIGH	LOW

June 30, 2004 - September 30, 2004	$3.40	$1.50
October 1, 2004 - December 31, 2004	$2.50	$0.99
January 1, 2005 - March 15, 2005	$1.68	$0.78

Stockholders

At March 29, 2005, we had approximately 142 registered stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

Securities authorized for issuance under equity compensation plans

The following is a summary of all of our equity compensation plans, including individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2004. See Note 6 to the financial statements for additional discussion.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved By Security Holders
Equity Compensation Plans Not Approved By Security Holders	12,000,000	(1)(2)	N/A	40,000	(2)

(1) Pursuant to the terms of the 2004 Equity Incentive Plan, we are authorized to grant options (both incentive stock options and non-qualified stock options), restricted stock and stock awards to eligible participants.

(2) Effective March 2, 2004, 11,960,000 shares of Common Stock were issued to 19 of our consultants for services rendered or to be rendered.

Repurchase of Securities

We did not repurchase any of our common shares during the fourth quarter of 2004.

Recent Sales of Unregistered Securities

As consideration for the Acquisition, we issued 4,566,210 shares of common stock to the Shareholders. As consideration for Shiji's guaranty, we issued 1,919,016 shares of common stock to Shiji in October 2004. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-KSB.

The following table presents the pro forma results of operations of E’Jenie (the accounting predecessor company) for the period from January 1, 2004 to November 15, 2004 and the consolidated results of China Digital Communication Group (the accounting successor company) from November 16, 2004 (inception) to December 31, 2004 and the results of operations of E’Jenie (the accounting predecessor company) for the year ended December 31, 2003. The discussion following the table is based on the pro forma results of operations of E’Jenie (the accounting predecessor company) for the period from January 1, 2004 to November 15, 2004 and the consolidated results of China Digital Communication Group (the accounting successor company) from November 16, 2004 (inception) to December 31, 2004 and the results of operations of E’Jenie (the accounting predecessor company) for the year ended December 31, 2003.

	January 1, 2004 - November 15, 2004 (Predecessor)	November 16, 2004 - December 31, 2004 (Successor)	Year ended December 31, 2004 (Pro forma)	Year ended December 31, 2003 (Predecessor)
Statement of Earnings Data:
Net revenues	$2,843,404	$2,338,718	$5,182,122	$2,061,528
Net income (loss)	341,191	(868,738)	(527,548)	132,152
Per Common Share Data:
Earnings (loss)
Basic & Diluted	.009	(.022)	(.013)	.022
Balance Sheet Data:
Total assets	1,999,445	4,751,536	4,751,536	1,014,761
Long-term debt	0	0	0	2,067
Weighted Average Number of Common Shares:
Basic	37,758,202	39,172,889	39,172,889	6,015,400
Diluted	37,758,202	39,172,889	39,172,889	6,015,400

OVERVIEW

China Digital Communication Group (the "Registrant", “China Digital” or the “Company”) was incorporated in Nevada in March 27, 2001 under the name Jasmine’s Garden to sell greeting cards, note cards and related products. The business operations generated limited revenues and operated at a loss since inception. On September 3, 2004, in contemplation of the transactions discussed below, we changed our name from Jasmine’s Garden to China Digital Communication Group.

On December 2, 2003, Cheering Limited, an investment holding company organized under the laws of the British Virgin Islands (“Cheering”), acquired 5,700,000 shares of our common stock, par value $0.001, which constituted approximately 95% of the then issued and outstanding shares of common stock from Jack and Jasmine Gregory, the Company’s former officers, directors and principal stockholders, for cash consideration of $221,221 (the “Cheering Transaction”).

In connection with the Cheering Transaction, the Board of Directors appointed Zuzhuan Xu to serve as the President and elected four designees of Cheering to serve to serve as directors; and Jack and Jasmine Gregory resigned from their positions as officers and directors of the Company.  On February 18, 2004, Zu Zhuan Xu resigned from his position as President and Yi Bo Sun was appointed to replace him and Xu Bao Dong was appointed to serve on the Board of Directors.  On February 19, 2004, another director resigned from the Board of Directors and Yi Bo Sun was appointed to replace him.  Currently, the Board of Directors consists of Yi Bo Sun, who is also our Chief Executive Officer, Zu Zhuang Xu and Xu Bao Dong.

On March 17, 2004, we sold 30,000,000 shares or approximately 62% of our issued and common stock at a per share purchase price of $0.05 to seven unaffiliated individuals in a private placement, which yielded aggregate gross proceeds of $1,500,000 (the “Private Placement”).

On November 15, 2005, pursuant to the terms of a Share Exchange Agreement (the "Exchange Agreement") dated as of September 17, 2004, by and among the Company, Billion, the shareholders of Billion (the “Shareholders”) and Shenzhen E’Jenie Technology Development Co., Ltd, a company incorporated under the laws of the Peoples Republic of China (“E’Jenie”), we acquired from the Shareholders (the "Acquisition") all of the issued and outstanding equity interests of Billion (the "Billion Shares"). Billion is a holding company and the sole shareholder of E’Jenie. Billion has no other assets other than the shares of E’Jenie. As consideration for the Billion Shares, we paid the Shareholders an aggregate of $1,500,000 in cash and issued them 4,566,210 shares of common stock. As a result of the Acquisition, the Shareholders hold approximately 8.7% of our then issued and outstanding common stock and we are the sole shareholder of Billion through which we own all of the issued and outstanding equity interests of E’Jenie.

As a result of the Cheering Transaction, the Private Placement and the Acquisition transactions, we have had a change of our management, our controlling shareholders, our financial position and our business plan. China Digital Communication Group (formerly Jasmin’s Garden) became a holding company and has no significant business operations or assets other than its interest in E’Jenie, the accounting predecessor company. Since China Digital Communication Group, the accounting successor company, had no significant business operations or assets prior to the Acquisition described above, presenting comparative periods would not be meaningful. As such, the results of operations presented below for the predecessor are those of E’Jenie.

E’Jenie

Through E’Jenie, we manufacture and distribute lithium battery shells and related products primarily in China. Based upon specifications from customers, E’Jenie develops, customizes and produces steel, aluminum battery shells, aluminum caps, and lithium batteries for mobile phones, PDAs and MP3s and other small electronic consumer products.

Our short to mid-term strategic plan is to focus on both domestic and international market expansion. To achieve this goal, we will focus on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions.

RESULTS OF OPERATIONS

The following table presents the pro forma statement of operations for the periods of January 1, 2004 to November 15, 2004 (for the predecessor company) and November 16, 2004 to December 31, 2004 (for the successor company) as compared to the comparable period of the year ended December 31, 2003 (for the predecessor). The discussion following the table is based on the pro forma results.

	January 1, 2004 - November 15, 2004 (Predecessor)	November 16, 2004 -December 30, 2004 (Successor)	Pro forma for the Year ended December 31, 2004	Year Ended December 31, 2003 (Predecessor)

NET SALES	$2,843,404	$2,338,718	$5,182,122	$2,061,528

COST OF SALES	2,334,892	1,294,346	3,629,238	1,810,126

GROSS PROFIT	508,512	1,044,372	1,552,884	251,402

OPERATING EXPENSES:
Selling, general and administrative	115,507	1,893,042	2,008,549	116,402
Research and development	0	0	0	0
Amortization of intangibles	0	0	0	0
Total operating expenses	115,507	1,893,042	2,008,549	116,402

Operating income (loss)	393,005	(848,670)	(455,665)	134,689

OTHER INCOME	1,.991	(139)	1,852	23,545

INTEREST EXPENSE	23,114	7,384	30,498	145

Income (loss) before benefit for income taxes	371,882	(856,193)	(484,311)	158,089

BENEFIT (PROVISION) FOR INCOME TAXES	(30,692)	(12,545)	(43,237)	(25,937)

NET INCOME (LOSS)	$341,191	($868,738)	($527,548)	$132,152

Net sales

Net sales for 2004 totaled $5,182,122 compared to $2,061,528 as of 2003, an increase of $3,120,594 or approximately 151%. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in 2004 as compared to 2003.

Cost of Sales

Cost of sales for 2004 totaled $3,629,238 or approximately 70% of net sales compared to $1,810,126 or approximately 58% for 2003. The increase in cost of sales as a percentage was due to an increase in material cost from the introduction of new product lines during 2004.

Operating Expense

Selling, general and administrative, and consulting fees for 2004 totaled $2,008,549 or approximately 39% of net sales, compared to $116,402 or approximately 5.6% for 2003. The increase in operating expense of $1,892,147 or approximately 1626% was due to the hiring of additional administrative and marketing staff in order to build our infrastructure to meet the increased demand for our products and to market our new products.

Income (Loss) from Operations

Income (loss) from operations for 2004 was ($455,665) as compared to income from operations of $134,689 for 2003, an increase of $590,354 or approximately 438%. The decrease was due to the hiring of additional administrative and marketing staff in order to build our infrastructure to meet the increased demands for out products and to market our new products.

Interest Expense

Interest expense for 2004 totaled $30,498 compared to $145 for 2003, an increase of $30,353. The increase in interest expense was due to indebtedness related to the acquisition of fixed assets.

Net Income

Net income (loss) was ($527,548) for 2004 compared to $132,152 for 2003, a decrease of $659,700. The decrease was due to the hiring of additional administrative and marketing staff in order to build our infrastructure to meet the increased demands for out products and to market our new products

LIQUIDTY AND CAPITAL RESOURCES

China Digital Communication Group, as the successor company, had no significant business operations or assets prior to the Acquisition. As such, the liquidity and capital resources described below of E’Jenie are the same for China Digital Communication Group.

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $437,126 at December 31, 2004 and current assets totaled $2,639,094 at December 31, 2004. The Company’s total current liabilities were $1,650,289 at December 31, 2004. Working capital at December 31, 2004 was $988,805. We believe that the funds available to us are adequate to meet our operating needs for 2005. During 2004, net cash provided by operating activities was $519,569. Cash provided by financing activities was $1,500,000 for 2004.

Capital expenditures

Total capital expenditures during the year ended December 31, 2004 was $1,603,665, of which $103,665 was for purchase of fixed assets.

Working Capital Requirements

Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

RISK FACTORS

Risks associated with our Common Stock

There is a limited public market for our common stock. There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

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

Our Chief Executive Officer has voting control of the company. Yi Bo Sun, our Chief Executive Officer and a director, is also the Chief Executive Officer and Chairman of the Board of Cheering Limited.  As such, Yi Bo Sun may be entitled to direct the vote of the 5,700,000 shares of common stock (or approximately 11.88% of our issued and outstanding common stock) owned by Cheering Limited.  Yi Bo Sun is also entitled to direct the vote of an additional 30,000,000 shares of common stock, for a total of 35,700,000 shares (approximately 66% of our issued and outstanding common stock) pursuant to certain irrevocable proxies granted to him in connection with the private placement of such securities to certain individuals.  The parties have reached an agreement pursuant to which the proxies will expire on May 1, 2006.  As a result, Yi Bo Sun will be in a position to exercise significant control with respect to our affairs and the election of directors.

A group of seven investors beneficially own 62.53% of our common stock.  We sold 30,000,000 shares of common stock to seven individuals in a private placement in March of 2004.  As a result of such offering, such investors as a group will beneficially own approximately 62.53% of the issued and outstanding shares of common stock.  The investors have granted Yi Bo Sun an irrevocable proxy to direct the voting of their shares of common stock, which expires May 1, 2006.  Upon the expiration of these proxies (and assuming that such proxies are not extended), the investors as a group will be able to exercise control over any matters requiring the vote of stockholders, including the approval of any business acquisition and the election of directors assuming no further issuances.  This could delay or prevent a change in control of our board of directors.  This may have the effect of precluding or delaying the opportunity of minority stockholders to sell their common stock to interested purchasers or may significantly reduce the offering price in any such transaction.

We do not intend to pay dividends on our common stock. We have not paid any dividends on our common stock to date and there are no plans for paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan.  We do not intend to declare or pay any dividends in the foreseeable future.  Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends

Risks related to doing business in China

Much our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses. The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government's ability to continue with its reform.

We face economic risks in doing business in China. As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European Country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors.  In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

ITEM 7. FINANCIAL STATEMENTS.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.
PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The name, age and position held by each of the directors and officers of our company are as follows:
The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Yi Bo Sun	29	Chief Executive Officer and Chairman
Yao Miao	33	Chief Financial Officer
Mei Jin Bin	27	Secretary
Xu Bao Dong	34	Director
Zu Zhuan Xu	39	Director

All directors have a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with the Bylaws. All officers have a term of office lasting until their removal or replacement by the Board of Directors.

Background of Officers and Directors

Yi Bo Sun - Chief Executive Officer

Mr. Sun has served as the Chief Executive Officer on November 15, 2004. Prior to beginning his service at with China Digital, Mr. Sun served as the CEO and President of E’Jenie, from February 2004 through November 2004. From April 2003 through January 2004 he was president of Shenzhen Jing Kong Chao Ying Electronic Industrial Corp. From April 2002 through March 2003, he was the marketing director for Shenzhen Heng Tian Communication Equipment Co., Ltd. From August 2001 through March 2002 he served as the Executive President assistant of Shenzhen Te Fa Tong Cheng Industrial Inc. He has a Bachelor of Science degree from Jilin University.

Yao Miao, Chief Financial Officer

Mr. Yao Miao has served as the Chief Financial Officer of China Digital since February 2004. Before assuming this role, he was CFO of Shenzhen Southern Heng Ye Industrial Co., Ltd. From September 2002 through January 2004. He served as the auditing manager of the accounting department at Shenzhen Run Ze Universal Development Co., Ltd. From August 2001 through August 2002. He served as the accounting department director at Golden Butterfly International Software Co., Ltd. From June 1999 through July 2001. He has a Bachelor of Science degree in economics from Hubei University, and is a certified public accountant in China.

Mei Bin Jin - Secretary

Ms. Jin has been on the Board of Directors of China Digital since February 2004. From February 2002 through June 2003 she was the executive general manager of Shenzhen E’Jenie Science and Technology Development Co., Ltd. From August 1999 January 2002 she served as the Executive Secretary of Shenzhen Gao Yi Electronic Co. Ltd. She is a graduate of Hubei Province Huangshi City Professional Institute.

Xu Bao Dong - Director

Mr. Dong has served as a director since February 2004. Since March 2003 he served as Vice President at Shenzhen Heng Tian Tong Communication Equipment Inc. From August 2001 through February 2003 he served as the Marketing Director at Shenzhen Li Gao Electronics. From July 1999 until July 2001 he served as Marketing Director at Shenzhen Blue Hope Electronic Co., Ltd. He holds a Bachelors of Science degree from degree from Shenzhen University.

Zu Zhuan Xu - Director

Mr. Xu has served as a director since December 2003. Since November 1502 he has served as the Vice Director of Human Resources and Senior Executive Assistant at Shenzhen Xin Jia Electronics Co., Ltd. From May 1999 until March 2002, he was the Director of Human Resources at Shenzhen Golden Island Biao Industrial Group. His primary job duties were to maintain, create, and implement all programs in Human Resources. From October 1992 through April 1999 he served as the Director of Human Resources at Shenzhen Xie Li Paper Products Co., Ltd. From April 1985 through September 1992 he served as the Primary Executive Secretary at E Zhou Huang Wei Electronic Generators Manufacture. Mr. Hu holds a Bachelor of Science degree from Shenzhen University.

Family Relationships

There are no family relationships among the officers and directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting their respective activities.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Audit Committee and Charter

We have undergone a significant change in management and restructuring of the Company. We are in the process of searching for outside directors to serve on Board of Directors and our audit committee and to serve as an audit committee financial expert.  Currently, Xu Bao Dong and Zu Zhuan Xu serve as our audit committee.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to the chief executive officer since the Exchange. Please note that we have recently undergone a change in management and a restructuring of our operations and as such, the compensation of executives prior to the Cheering Transaction and the Acquisition would be meaningless. Further, no executive officer received compensation during 2003 or 2004. The annual compensation for 2005 will be determined by the Board of Directors at the next Board meeting.

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	ation	Award(s)	Options /	Payouts	Compens
Position	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)

Yi Bo Sun	2004	0	0	0	0	0	0	0
Yi Bo Sun	2003	0	0	0	0	0	0	0
Zuzhuan Xu	2003	0	0	0	0	0	0	0

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception. Accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2004.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors did not receive any other compensation for serving as members of the board of directors other than compensation for out of pocket expenses. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors. As of the date hereof, we have not entered into employment contracts with any of our officers.

Indemnification

Under Section 145 of the Nevada General Corporation law, the Company has broad powers to indemnify its directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). The Registrant's Bylaws also provide that the Registrant has the power to indemnify its directors, officers, employees and other agents to the maximum extent permitted by Nevada law.

The Registrant's Certificate of Incorporation provides for the elimination of liability for monetary damages for breach of the directors' fiduciary duty of care to the Registrant and its stockholders. The provision does not eliminate the directors' duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Nevada law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to the Registrant, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for any transaction from which the director derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Nevada law. The provision does not affect director’s responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth, as of March 29, 2005, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. Unless otherwise disclosed, the address of each person set forth below is that of the Registrant.

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (2)
Officers and Directors:
Yi Bo Sun (3)(4)	35,700,000	65.55
Yao Miao	*	*
Mei Bin Jin	*	*
Xu Bao Don	*	*
Zu Zhuan Xu
All Officers, Directors (5 persons)	35,700,000	65.55

5% Beneficial Owners:
Cheering Limited (3)	5,700,000	10.47

* None.

(1) The address of the persons named in this column is A-3. Xinglian Industrial Zone. He Hua Ling Pingxin Road. Xin Nan. Ping Hua Town. Longgang. Shenzhen China 51811.

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

(4) In connection with the private placement we issued 30,000,000 shares of common stock, to the following investors:

Xiong Xin Gan	7,200,000	13.22
Ruan Ju Xiang	6,000,000	11.02
Fan Xi	5,400,000	9.92
Xu Zu Hong	4,500,000	8.26
Xu Zhu Zhuan	3,750,000	6.89

Each of these investors executed an Irrevocable Proxy granting Yi Bo Sun the right to vote all shares of Common Stock purchased by such investors in such placement.  The Irrevocable Proxies expire May 1, 2006.  As a result, Yi Bo Sun will be entitled to vote an aggregate of 35,700,000 shares (or approximately 65.55%) of our Common Stock until May 1, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Yi Bo Sun as the Chairman and Chief Executive Officer of Cheering is the beneficial owner of the 5,700,000 shares approximately 11.88%, of the issued and outstanding common stock of the Company issued in the Cheering Transaction and prior to the expiration of the irrevocable proxies, Mr. Sun will have the power to vote or direct the voting of 30,000,000 shares issued in the Private Placement. Taken together, Mr. Sun controls approximately 66% of the Registrants issued and outstanding common stock.

During calendar years 2003 and 2004, we were parties to an agreement with Jack Gregory, our former President, whereby Mr. Gregory allowed us to use his office space rent-free until we were able to show significant revenue.  This agreement terminated upon the consummation of the purchase of 5,700,000 shares of Common Stock by Cheering Limited.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Reports on Form 8-K

Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation (Exhibit 3.1 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
3.2	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
4.1	Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
4.2	2004 Equity Incentive Plan (Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on March 2, 2004)
10.1	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine’s Garden and the Investors (Exhibit 4.1 to Form 8-K filed with the Commission on March 22, 2004)
10.2	Share Exchange Agreement and Plan of Reorganization (Exhibit 10.1 to the Form 8-K file September 29, 2004)

14.1	Code of Ethics (*)

23.1	Consent of registered accountants Lichter, Yu & Associates(*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (*)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (*)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (*)
_________________

(*) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Lichter, Yu & Associates, Certified Public Accountants, was the Registrant's independent registered public accounting firm engaged to examine the financial statements of the Registrant for the fiscal years ending December 31, 2004 and 2003.

Audit Fees

Lichter, Yu & Associates was paid aggregate fees of approximately $40,000 for professional services rendered for the audit of the Registrant's annual financial statements and for the reviews of the financial statements.

Audit-Related Fees

Lichter, Yu & Associates was paid additional fees of approximately $2,500 for assurance and related services reasonably related to the performance of the audit or review of the Registrant's financial statements.

Tax Fees

Lichter, Yu & Associates was not paid any fees for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2005.

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Yi Bo Sun
Yi Bo Sun
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Yi Bo Sun	Chief Executive Officer and Chairman	March 29, 2005
Yi Bo Sun

/s/ Yao Mia	Chief Financial Officer	March 29, 2005
Yao Miao

/s/ Mei Jin Bin	Secretary	March 29, 2005
Mei Jin Bin

/s/ Xu Bao Dong	Director	March 29, 2005
Xu Bao Dong

/s/ Zu Zhuan Xu	Director	March 29, 2005
Zu Zhuan Xu

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

(FORMERLY JASMINE’S GARDEN, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
China Digital Communication Group and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of China Digital Communication Group and its subsidiaries ("the Company") as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of China Digital Communication Group (formerly Jasmine’s Garden, Inc.) as of December 31, 2003, were audited by other auditors whose report dated April 8, 2004, on those financial statements included an explanatory paragraph that described the Company’s recurring losses and limited capital resources that raise substantial doubt about its ability to continue as a going concern, as discussed in Note M to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the China Digital Communication Group and Subsidiaries as of December 31, 2004, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

March 3, 2005
San Diego, California

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS
	2004	2003
Current Assets
Cash and cash equivalents	$437,126	$21,221
Accounts receivable, net	1,964,069	0
Inventory	225,450	0
Other receivables	12,449	0

Total Current Assets	2,639,094	21,221

Fixed Assets, net	237,834	0

Total Fixed Assets	237,834	0

Other Assets
Prepaid expenses	1,071	0
Deposits	8,470	0
Goodwill	1,865,067	0

Total Other Assets	1,874,608	0

Total Assets	$4,751,536	$21,221

LIABILITIES AND STOCKHOLDERS' EQUITY

	2004	2003
Current Liabilities
Accounts payable and accrued expenses	$1,370,493	$5,000
Deferred revenue	35,724	0
Current portion, debt	244,072	0

Total Current Liabilities	1,650,289	5,000

Stockholders' Equity

Common stock, $.001 par value, 140,000,000
and 50,000,000 shares authorized, 54,460,626 and
6,015,400 issued and outstanding, respectively	54,461	6,015
Additional paid in capital	3,895,614	15,385
Retained earnings (deficit)	(848,828)	(5,179)

Total Stockholders' Equity	3,101,247	16,221

Total Liabilities and Stockholders' Equity	$4,751,536	$21,221

See Accompanying Notes and Auditor's Report

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Sales, net	$2,338,718	$808

Cost of sales	1,294,346	579

Gross profit	1,044,372	229

Selling expense	55,416	0
General and administrative expenses	1,227,082	6,028
Consulting fees	598,000	0

Income (loss) from operations	(836,126)	(5,799)

Other (Income) Expense
Interest income	(6)	0
Other income	0	(6,581)
Miscellaneous expense	145	0
Interest expense	7,384	0

Total Other (Income) Expense	7,523	(6,581)

Income (loss) before income taxes	(843,649)	782

Provison for income taxes	0	0

Net income (loss)	($843,649)	$782

Net loss per share (basic and diluted)
Basic	($0.02)	$0.00
Diluted	($0.02)	$0.00

Weighted average number of shares
Basic	39,172,889	6,015,400
Diluted	39,172,889	6,015,400

See Accompanying Notes and Auditor's Report

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($843,649)	$782

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	13,500	0
Gain on disposal of marketable securities	8,791	(4,348)
Issuance of shares for consultants	598,000	0
Cash acquired in acquisition	130,852	0
Decrease (Increase) in receivables	(626,976)	252
Decrease (Increase) in inventory	(73,155)	0
Decrease (Increase) in other receivables	182,045	0
Decrease (Increase) in prepaid expenses	(1,071)	0
Decrease (Increase) in deposits	(8,470)	0
(Decrease) Increase in accounts payable
and accrued expenses	1,103,978	4,132
(Decrease) Increase in deferred revenue	35,724	0

Total Adjustments	1,363,218	36

Net cash provided by operations	519,569	818

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	0	(6,808)
Proceeds on disposal of marketable securities	0	11,156
Purchase of subsidiary	(1,500,000)	0
Purchase of furniture and equipment	(103,665)	0

Net (cash used in) provided by investing activities	(1,603,665)	4,348

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,500,000	0

Net cash provided by financing activities	1,500,000	0

Net change in cash and cash equivalents	415,905	5,166

Cash and cash equivalents at beginning of year	21,221	16,055

Cash and cash equivalents at end of year	$437,126	$21,221

Supplemental cash flows disclosures:

Income tax payments	$0	$0

Interest payments	$7,384	$0

Issuance of stock for purchase of subsidiary	$832,906	$0

See Accompanying Notes and Auditor's Report

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Common stock outstanding, number of shares
Balance at beginning of year	6,015,400	6,015,400
Common stock issued	48,445,226	0

Balance at end of year	54,460,626	6,015,400

Common stock, par value $.001 per share
Balance at beginning of year	$6,015	$6,015
Common stock issued	48,446	0

Balance at end of year	54,461	6,015

Additional paid in capital
Balance at beginning of year	15,385	15,385
Issuance of stock	3,880,229	0

Balance at end of year	3,895,614	15,385

Retained (deficits)
Balance at beginning of year	($5,179)	($5,961)
Net income (loss)	(843,649)	782

Balance at end of year	(848,828)	(5,179)

Total stockholders' equity at end of year	$3,101,247	$16,221

See Accompanying Notes and Auditor's Report

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note A - ORGANIZATION

China Digital Communication Group, formerly Jasmine’s Garden, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 27, 2001. On September 30, 2004, the Company entered into an Exchange Agreement with Billion. Billion owns all of the issued and outstanding shares of Shenzhen E’Jenie Science and Technology Company, Limited (E’Jenie). Billion Electronics Co., Ltd. (Billion), was incorporated under the laws of the British Virgin Islands on July 27, 2004. Shenzhen E’Jenie Science & Technology Company Limited, was legally established on July 8, 2002 under the laws of the Peoples’ Republic of China. When used in these notes, the terms “Company,” “we,” “our,” or “us” mean China Digital Communication Group and its Subsidiaries.

On September 30, 2004, the Company entered into an Exchange Agreement with Billion. Pursuant to the Exchange Agreement, the Company agreed to purchase all of the issued and outstanding shares of Billion for approximately $1,500,000 in cash and 4,566,210 shares of the Company’s common stock, or approximately 8.7% of the total issued and outstanding shares.

The Company through its acquisition of Billion and E’Jenie is no longer considered a development stage company as it was during the year ended December 31, 2003. The Company is now engaged in the business of the research and development, manufacture, and distribution of battery casings.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

Principles of Consolidation
The consolidated financial statements include the accounts of China Digital Communication Group and its wholly owned subsidiaries Billion and E’Jenie, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Risks and Uncertainties
The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies
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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Allowance for Doubtful Accounts
We have made an allowance for doubtful accounts for trade receivables based on a combination of write-off history, aging analysis, and any specific known troubled accounts.
Fixed Assets
Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, as follows:

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exchange Gain (Loss):

During the year ended December 31, 2004, the transactions of Billion and E’Jenie were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of December 31, 2004, the accounts of Billion and E’Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

As of December 31, 2004 the exchange rates between CNY and the USD was NTD$1=USD$0.1210. The weight-average rate of exchange between CNY and USD was NTD$1 = USD$0.1210.

Fair Value of Financial Instruments

Our Company measures its financial assets and liabilities in accordance with GAAP. For certain of the Company’s financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt and revolving credit facility also approximate fair value because interest rates and terms offered to the Company are at current market rates.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of December 31, 2004, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory
Raw material	$72,870
Work-in -process	39,611
Finished goods	112, 969
$225,450

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

Advertising
Advertising costs are expensed in the year incurred.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings Per Share
The Company uses SFAS No. 128, “Earnings Per Share,” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents, if any, as if the potential common shares had been issued.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company adopted the provision of Financial Accounting Standards Board (“FASB”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, any related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset.

For goodwill not identifiable with an impaired asset, the Company will establish benchmarks at the lowest lever (entity level) as its method of assessing impairment. In measuring impairment, unidentifiable goodwill will be considered impaired if the fair value at the lowest level is less than its carrying amount. The fair value of unidentifiable goodwill will be determined by subtracting the fair value of the recognized net asset at the lowest level (excluding goodwill) from the value at the lowest level. The amount of the impairment loss should be equal to the difference between the carrying amount of goodwill and the fair value of goodwill. In the event that impairment is recognized, appropriate disclosures would be made.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
In January 2003, The Financial Accounting Standards Board (FABB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46”). This interpretation of Accounting Research Bulletin No. 51, requires companies to consolidate the operations of all variable interest entities (“VIE’s”) for which they are the primary beneficiary. The term “primary beneficiary” is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R (“FIN 46R”). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN No. 46 and FIN 46R, had no material impact on the Company’s financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and supercedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its three months ending September 30, 2005. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123, and it expects that the adoption of SFAS 123R will have no material impact on the Company’s financial statements.

In September 2004, the EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” (“EITF 04-08”) was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. The adopted EITF 02-14 will have no material impact on the Company’s financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note C - COMMON STOCK
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

On March 9, 2004, the Company issued 11,960,000 shares under the Plan to a number of consultants who were engaged to provide various services to the Company during the period from January 1, 2004 to March 31, 2004 in relation to the Company’s proposed plan to identify and complete a merger or acquisition with private entities. These shares were valued at $0.05 per share or $598,000 and was expensed as consulting fees in the statements of operations.

On March 17, 2004, the Company completed a private offering of 30,000,000 shares of its common stock at a per share price of $0.05 to seven unaffiliated individuals, resulting in gross proceeds to the Company of $1,500,000. The proceeds were to be used for the Company’s proposed plan to identify and complete a merger or acquisition with private entities.

On September 30, 2004, the Company agreed to purchase all of the issued and outstanding shares of Billion from its shareholders for approximately $1,500,000 in cash and 4,566,210 shares of the Company’s common stock, or approximately 8.7% of the total issued and outstanding shares.

On September 30, 2004, the Company issued 1,919,016 shares of the Company’s common stock to a company for guarantee fees related to the acquisition of Billion. The guarantee was valued at $604,595.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note D -  EXCHANGE AGREEMENT

On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (Billion), a company incorporated under the laws of the British Virgin Islands. Billion owns all of the issued and outstanding shares of Shenzhen E’Jenie Science and Technology Company, Ltd.. E’Jenie is incorporated under the laws of the Peoples Republic of China, and is engaged in the business of the research and development, manufacture, and distribution of battery casings.

Pursuant to the Exchange Agreement, the Company agreed to purchase all of the issued and outstanding shares of Billion from the shareholders for approximately $1,500,000 in cash and 4,566,210 shares of the Company’s common stock, or approximately 8.7% of the total issued and outstanding shares. This transaction closed on November 15, 2004.

Note E -  STOCK PURCHASE BUSINESS COMBINATION

On November 15, 2004 the Company completed the purchase of Billion, which owns all of the issued and outstanding shares of E’Jenie. By acquiring all of the outstanding capital stock of Billion and E’Jenie in exchange for $1,500,000 and 4,566,210 shares of the Company’s common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, Billion’s and E’Jenie’s results of operations have been included in the consolidated financial statements since the date of acquisition.
The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Inventories	152,295
Property, plant, and equipment	184,711
Total assets	$1,999,445

Accounts payable	$552,572
Loan payable	241,345
Other current liabilities	737,689
Total liabilities	$1,531,606
Total acquisition cost	$467,839

Cost
Total Cost of investment	$2.332,906
Total acquisition cost	467,839
Goodwill	$1,865,067

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note E -  STOCK PURCHASE BUSINESS COMBINATION (CONTINUED)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Billion had occurred at January 1, 2004:

December 31, 2004
Sales	$5,181,694
Net income (loss)	(527,570)
Net income per share—basic	(.013)
Net income per share—diluted	(.013)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

Note F - CASH

The Company maintains its cash balances at various banks in China and the United States. As of December 31, 2004 there were no uninsured portions of the balances held at these banks.

Note G - FIXED ASSETS

Fixed assets consist of the following:

	2004	2003
Machinery	$255,599	$0
Automobile	23.675	—
Office equipment	5,520	—
	$284,755	—
Accumulated depreciation	(46,921)	—
	$237,834	$0

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note H - COMPENSATED ABSENCES
Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six (6) through ten (10). Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2004 no accumulated vacation liability exists.

Note I - INCOME TAXES

The Company’s total deferred tax asset as of December 31, 2004 is as follows:

Net operating loss carry forward	848,828
Value allowance	(848,828)
—

The difference between the income tax benefit in the accompany statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax profit is as of December 31, 2004.

2004
Income tax (credit) expense at statutory rate	(288,602)
Valuation allowance	288,602
—

The net operating loss carried forward of $848,828 for federal tax purpose will expire in the year 2025.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note J- COMMITTMENTS
The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $20,528 for the year ended December 31, 2004. The Company has future minimum lease obligations as follows:

2005	$82,111
2006	82,111
2007	82,111
2008	82,111
2009	82111
2010 and thereafter	109,481
Total	$520,036

Note K - DEBT

At December 31, 2004, the Company had a secured note payable to a banks in China, interest at 5.31% per annum, due on July 30, 2005 in the amount of $242,000.

At December 31, 2004, the Company had a secured note payable to a bank in China, interest at 4.93% per annum, in the amount of $2,072.

Note L - FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

The carrying amounts of the Company's long-term debt approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

Note M - GOING CONCERN

As of December 31, 2003 the prior auditor issued a Going Concern opinion due to the recurring losses and limited capital resources of the Company.

As of December 31, 2004 the Company has changed its financial position by its acquisition of Billion pursuant to the Exchange Agreement detailed in Note D above and by the sale of common stock during the year to raise capital.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note N - SUBSEQUENT EVENTS

On February 1, 2005 The Company signed an operating lease agreement for an office space in Los Angeles that terminates on Januray 31, 2006. The office will serve as the new center of operations in North America. Monthly rent is $1,200.

On February 12, 2005 Ejenie relocated to a larger production facility in Shenzhen, China. The lease is an operating lease that terminates on September 15, 2005. The lease requires monthly payment of $6,493.