Form 10KSB/A
period 2004-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2005-04-22
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-KSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 20, 2005 there were 54,460,626 shares of common stock outstanding.

EXPLANATORY NOTE

This Form 10K/A is being filed to amend the China Digital Communication Group ( the "Company") Annual Report on Form 10-K for the period ended December 31, 2004 in order to reflect the restatement of the Company's Consolidated Financial Statements and amendments to related disclosures as of December 31, 2004 and 2003 and for the years then ended. The restatement arose from the correction of the posting of a transaction related to the purchase of the Company's operating subsidiary in 2004. The transaction to record consulting fees paid to Billion Electronics should have been eliminated upon consolidation as of December 31, 2004 and was not as it was originally posted as occurring prior to the purchase date. This restatement affected the Company's General and Administrative Expenses for the year ended December 31, 2004 and the related Net Income and Stockholders Equity.

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

The following table presents the pro forma results of operations of E'Jenie (the accounting predecessor company) for the period from January 1, 2004 to November 15, 2004 and the consolidated results of China Digital Communication Group (the accounting successor company) from November 16, 2004 (inception) to December 31, 2004 and the results of operations of E'Jenie (the accounting predecessor company) for the year ended December 31, 2003. The discussion following the table is based on the pro forma results of operations of E'Jenie (the accounting predecessor company) for the period from January 1, 2004 to November 15, 2004 and the consolidated results of China Digital Communication Group (the accounting successor company) from November 16, 2004 (inception) to December 31, 2004 and the results of operations of E'Jenie (the accounting predecessor company) for the year ended December 31, 2003.

	January 1, 2004 - November 15, 2004 (Predecessor)	November 16, 2004 - December 31, 2004 (Successor)	Year ended December 31, 2004 (Pro forma)	Year ended December 31, 2003 (Predecessor)
Statement of Earnings Data:
Net revenues	$2,843,404	$2,338,718	$5,182,122	$2,061,528
Net income (loss)	328,645	111,851	453,041	132,152
Per Common Share Data:
Earnings (loss)
Basic & Diluted	.009	.003	.012	.022
Balance Sheet Data:
Total assets	1,999,445	4,751,536	4,751,536	1,014,761
Long-term debt	0	0	0	2,067
Weighted Average Number of Common Shares:
Basic	37,758,202	39,172,889	39,172,889	6,015,400
Diluted	37,758,202	39,172,889	39,172,889	6,015,400

OVERVIEW

China Digital Communication Group (the "Registrant", “China Digital” or the “Company”) was incorporated in Nevada in March 27, 2001 under the name Jasmine's Garden to sell greeting cards, note cards and related products. The business operations generated limited revenues and operated at a loss since inception. On September 3, 2004, in contemplation of the transactions discussed below, we changed our name from Jasmine's Garden to China Digital Communication Group.

On December 2, 2003, Cheering Limited, an investment holding company organized under the laws of the British Virgin Islands (“Cheering”), acquired 5,700,000 shares of our common stock, par value $0.001, which constituted approximately 95% of the then issued and outstanding shares of common stock from Jack and Jasmine Gregory, the Company's former officers, directors and principal stockholders, for cash consideration of $221,221 (the “Cheering Transaction”).

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

On November 15, 2005, pursuant to the terms of a Share Exchange Agreement (the "Exchange Agreement") dated as of September 17, 2004, by and among the Company, Billion, the shareholders of Billion (the “Shareholders”) and Shenzhen E'Jenie Technology Development Co., Ltd, a company incorporated under the laws of the Peoples Republic of China (“E'Jenie”), we acquired from the Shareholders (the "Acquisition") all of the issued and outstanding equity interests of Billion (the "Billion Shares"). Billion is a holding company and the sole shareholder of E'Jenie. Billion has no other assets other than the shares of E'Jenie. As consideration for the Billion Shares, we paid the Shareholders an aggregate of $1,500,000 in cash and issued them 4,566,210 shares of common stock. As a result of the Acquisition, the Shareholders hold approximately 8.7% of our then issued and outstanding common stock and we are the sole shareholder of Billion through which we own all of the issued and outstanding equity interests of E'Jenie.

As a result of the Cheering Transaction, the Private Placement and the Acquisition transactions, we have had a change of our management, our controlling shareholders, our financial position and our business plan. China Digital Communication Group (formerly Jasmin's Garden) became a holding company and has no significant business operations or assets other than its interest in E'Jenie, the accounting predecessor company. Since China Digital Communication Group, the accounting successor company, had no significant business operations or assets prior to the Acquisition described above, presenting comparative periods would not be meaningful. As such, the results of operations presented below for the predecessor are those of E'Jenie.

E'Jenie

Through E'Jenie, we manufacture and distribute lithium battery shells and related products primarily in China. Based upon specifications from customers, E'Jenie develops, customizes and produces steel, aluminum battery shells, aluminum caps, and lithium batteries for mobile phones, PDAs and MP3s and other small electronic consumer products.

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

	January 1, 2004 - November 15, 2004 (Predecessor)	November 16, 2004 -December 30, 2004 (Successor)	Pro forma for the Year ended December 31, 2004	Year Ended December 31, 2003 (Predecessor)

NET SALES	$2,843,404	$2,338,718	$5,182,122	$2,061,528

COST OF SALES	2,334,892	1,294,346	3,629,238	1,810,126

GROSS PROFIT	508,512	1,044,372	1,552,884	251,402

OPERATING EXPENSES:
Selling, general and administrative	115,507	880,498	996,005	116,402
Research and development	0	0	0	0
Amortization of intangibles	0	0	0	0
Total operating expenses	115,507	880,498	996,005	116,402

Operating income (loss)	393,005	163,874	556,879	134,689

OTHER INCOME	1,.991	(139)	1,852	23,545

INTEREST EXPENSE	23,114	7,384	30,498	145

Income (loss) before benefit for income taxes	371,882	153,351	528,233	158,089

BENEFIT (PROVISION) FOR INCOME TAXES	(43,237)	(44,500)	(87,737)	(25,937)

NET INCOME (LOSS)	$328,645	$111,851	$440,496	$132,152

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

Operating Expense

Selling, general and administrative, and consulting fees for 2004 totaled $996,005 or approximately 19% of net sales, compared to $116,402 or approximately 5.6% for 2003. The increase in operating expense of $879,603 or approximately 756% was due to the hiring of additional administrative and marketing staff in order to build our infrastructure to meet the increased demand for our products and to market our new products.

Income (Loss) from Operations

Income (loss) from operations for 2004 was $556,879 as compared to income from operations of $134,689 for 2003, an increase of $422,190 or approximately 363%. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in 2004 as compared to 2003.

Interest Expense

Interest expense for 2004 totaled $30,498 compared to $145 for 2003, an increase of $30,353. The increase in interest expense was due to indebtedness related to the acquisition of fixed assets.

Net Income

Net income (loss) was $440,496 for 2004 compared to $132,152 for 2003, an increase of $308,344. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in 2004 as compared to 2003.

LIQUIDTY AND CAPITAL RESOURCES

China Digital Communication Group, as the successor company, had no significant business operations or assets prior to the Acquisition. As such, the liquidity and capital resources described below of E'Jenie are the same for China Digital Communication Group.

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $437,126 at December 31, 2004 and current assets totaled $2,639,094 at December 31, 2004. The Company's total current liabilities were $1,694,789 at December 31, 2004. Working capital at December 31, 2004 was $944,305. We believe that the funds available to us are adequate to meet our operating needs for 2005. During 2004, net cash provided by operating activities was $519,569. Cash provided by financing activities was $1,500,000 for 2004.

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

TABLE OF CONTENTS

ITEM 7. FINANCIAL STATEMENTS.

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

March 3, 2005
San Diego, California

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Current Assets
Cash and cash equivalents	$437,126	$21,221
Accounts receivable, net	1,964,069	0
Inventory	225,450	0
Other receivables	12,449	0

Total Current Assets	2,639,094	21,221

Fixed Assets, net	237,834	0

Total Fixed Assets	237,834	0

Other Assets
Prepaid expenses	1,071	0
Deposits	8,470	0
Goodwill	1,865,067	0

Total Other Assets	1,874,608	0

Total Assets	$4,751,536	$21,221

LIABILITIES AND STOCKHOLDERS' EQUITY

	2004	2003
Current Liabilities
Accounts payable and accrued expenses	$1,414,993	$5,000
Deferred revenue	35,724	0
Current portion, debt	244,072	0

Total Current Liabilities	1,694,789	5,000

Stockholders' Equity

Common stock, $.001 par value, 140,000,000
and 50,000,000 shares authorized, 54,460,626 and
6,015,400 issued and outstanding, respectively	54,461	6,015
Additional paid in capital	2,895,614	15,385
Retained earnings (deficit)	106,672	(5,179)

Total Stockholders' Equity	3,056,747	16,221

Total Liabilities and Stockholders' Equity	$4,751,536	$21,221

See Accompanying Notes and Auditor's Report

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Sales, net	$2,338,718	$808

Cost of sales	1,294,346	579

Gross profit	1,044,372	229

Selling expense	55,416	0
General and administrative expenses	227,082	6,028
Consulting fees	598,000	0

Income (loss) from operations	163,874	(5,799)

Other (Income) Expense
Interest income	(6)	0
Other income	0	(6,581)
Miscellaneous expense	145	0
Interest expense	7,384	0
Total Other (Income) Expense	7,523	(6,581)

Income (loss) before income taxes	156,351	782

Provison for income taxes	44,500	0

Net income (loss)	$111,851	$782

Net income per share (basic and diluted)
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of shares
Basic	39,172,889	6,015,400
Diluted	39,172,889	6,015,400
See Accompanying Notes and Auditor's Report

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$111,851	$782

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	13,500	0
Gain on disposal of marketable securities	8,791	(4,348)
Issuance of shares for consultants	598,000	0
Cash acquired in acquisition	130,852	0
Decrease (Increase) in receivables	(626,976)	252
Decrease (Increase) in inventory	(73,155)	0
Decrease (Increase) in other receivables	182,045	0
Decrease (Increase) in prepaid expenses	(1,071)	0
Decrease (Increase) in deposits	(8,470)	0
(Decrease) Increase in accounts payable
and accrued expenses	148,478	4,132
(Decrease) Increase in deferred revenue	35,724	0

Total Adjustments	407,718	36

Net cash provided by operations	519,569	818

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	0	(6,808)
Proceeds on disposal of marketable securities	0	11,156
Purchase of subsidiary	(1,500,000)	0
Purchase of furniture and equipment	(103,665)	0

Net (cash used in) provided by investing activities	(1,603,665)	4,348

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,500,000	0

Net cash provided by financing activities	1,500,000	0

Net change in cash and cash equivalents	415,905	5,166

Cash and cash equivalents at beginning of year	21,221	16,055

Cash and cash equivalents at end of year	$437,126	$21,221

Supplemental cash flows disclosures:

Income tax payments	$0	$0

Interest payments	$7,384	$0

Issuance of stock for purchase of subsidiary	$832,906	$0

See Accompanying Notes and Auditor's Report

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Common stock outstanding, number of shares
Balance at beginning of year	6,015,400	6,015,400
Common stock issued	48,445,226	0

Balance at end of year	54,460,626	6,015,400

Common stock, par value $.001 per share
Balance at beginning of year	$6,015	$6,015
Common stock issued	48,446	0

Balance at end of year	54,461	6,015

Additional paid in capital
Balance at beginning of year	15,385	15,385
Issuance of stock	2,880,229	0

Balance at end of year	2,895,614	15,385

Retained (deficits)
Balance at beginning of year	($5,179)	($5,961)
Net income (loss)	111,851	782

Balance at end of year	106,672	(5,179)

Total stockholders' equity at end of year	$3,056,747	$16,221

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
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of December 31, 2004, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory
Raw Material	$72,870
Work-in-process	39,611
Finished goods	112,969

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

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$130,852
Accounts receivable	1,337,093
Other receivable	194,494
Inventories	152,295
Property, plant, and equipment	184,711
Total assets	$1,999,445

Accounts payable	$552,572
Loan payable	241,345
Other current liabilities	737,689
Total liabilities	$1,531,606

Total acquisition cost	$467,839

Cost
Total cost of investment	$2,332,906

Total Acquisition cost	467,839

Goodwill	$1,865,067

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note E -  STOCK PURCHASE BUSINESS COMBINATION (CONTINUED)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Billion had occurred at January 1, 2004:

December 31, 2004
Sales	$5,181,694
Net income (loss)	427,930
Net income per share—basic	.011
Net income per share—diluted	.011

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

Note G - FIXED ASSETS

Fixed assets consist of the following:

	2004	2003
Machinery	$255,559	$0
Automobile	23,675	—
Office equipment	5,520	—
	$284,755	—
Accumulated depreciation	(46,921)	—
	$237,834	$0

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

Note I - INCOME TAXES

Total Federal and State income tax expense for the years ended December 31, 2004 and 2003 amounted to $144,500 and $0, respectively. For the years ended December 31, 2004 and 2003, there is no difference between the federal statutory tax rate and the effective tax rate.

The following is a reconciliation of income tax expense:

12/31/04	U.S.	State	International	Total
Current	$44,500	$0	$0	$44,500
Deferred	0	0	0	0
Total	$44,500	$0	$0	$44,500

12/31/2003	U.S.	State	International	Total
Current	$0	$0	$0	$0
Deferred	0	0	0	0
Total	$0	$0	$0	$0

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	12/31/2004	12/31/2003
Federal statutory tax rate	28%	0%
State, net of federal benefit	0%	0%

Effective tax rate	28%	0%

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note J- COMMITTMENTS

The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $20,528 for the year ended December 31, 2004. The Company has future minimum lease obligations as follows:
2005	$82,111
2006	82,111
2007	82,111
2008	82,111
2009	82,111
2010 and thereafter	109,481

Total	$520,036

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
_________________

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of April 2005.

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Yi Bo Sun
Yi Bo Sun
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Yi Bo Sun	Chief Executive Officer and Chairman	April 21, 2005
Yi Bo Sun

/s/ Yao Mia	Chief Financial Officer	April 21, 2005
Yao Miao

/s/ Mei Jin Bin	Secretary	April 21, 2005
Mei Jin Bin

/s/ Xu Bao Dong	Director	April 21, 2005
Xu Bao Dong

/s/ Zu Zhuan Xu	Director	April 21, 2005
Zu Zhuan Xu