Form 10QSB
period 2005-03-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2005-05-16
CIK 1144320

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File number 000-49715

CHINA DIGITAL COMMUNICATION GROUP
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2132336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-3. Xinglian Industrial Zone.
He Hua Ling Pingxin Road. Xin Nan. Ping Hua
Town. Longgang. Shenzhen China 51811

 (Address of principal executive offices)

86-755-2698-3767

(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐      No ☒

As of May 16, 2005 there were 54,460,626 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐      No ☒

INDEX

PART I.	FINANCIAL INFORMATION (unaudited)

Item 1.	Consolidated Financial Statements: (unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations for

Consolidated Statements of Cash Flows for

Notes to the Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceeding

Item 2.	Changes In Securities and Small Business Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission Of Maters To a vote Of Security Holders

Item 5.	Other Information

SIGNATURES

PART I

FINANCIAL INFORMATION

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

(FORMERLY JASMINE’S GARDEN)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

Item 1. Financial Statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005
	(Unaudited)	December 31, 2004
Current Assets
Cash and cash equivalents	$526,965	$437,126
Accounts receivable, net	2,260,157	1,964,069
Inventory	445,146	225,450
Other receivables	15,118	12,449
Total Current Assets	3,247,386	2,639,094

Fixed Assets, net	250,385	237,834

Total Fixed Assets	250,385	237,834

Other Assets
Prepaid expenses	0	1,071
Deposits	142,250	8,470
Goodwill	1,865,067	1,865,067
Total Other Assets	2,007,317	1,874,608
Total Assets	$5,505,088	$4,751,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,240,884	$1,241,287
Income tax payable	168,100	126,987
Deferred revenue	24,088	35,724
Current portion, debt	243,191	244,072
Total Current Liabilities	1,676,263	1,648,070

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
and 50,000,000 shares authorized, 54,460,626
issued and outstanding	54,461	54,461
Additional paid in capital	2,895,614	2,895,614
Statutory reserve	58,368	46,719
Cumulative translation adjustments	2,580	0
Retained earnings	817,802	106,672
Total Stockholders' Equity	3,828,825	3,103,466
Total Liabilities and Stockholders' Equity	$5,505,088	$4,751,536

See Accompanying Notes and Auditor's Report

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2005	2004

Sales, net	$2,907,512	$0

Cost of sales	1,967,596	0

Gross profit	939,916	0

Selling expense	10,552	0
General and administrative expenses	165,958	17,294
Consulting fees	0	598,000

Income (loss) from operations	763,406	(615,294)

Other (Income) Expense
Interest income	(50)	0
Other income	(8,791)	0
Interest expense	8,355	0

Total Other (Income) Expense	(486)	0

Income (loss) before income taxes	763,892	(615,294)

Provison for income taxes	41,113	0

Net income (loss)	$722,779	($615,294)

Net income per share (basic and diluted)
Basic	$0.01	($0.04)
Diluted	$0.01	($0.04)

Weighted average number of shares
Basic	54,460,626	13,983,312
Diluted	54,460,626	13,983,312

See Accompanying Notes and Auditor's Report

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$722,779	($615,294)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	14,237	0
Translation adjustments	2,580	0
Issuance of shares for consultants	0	598,000
Decrease (Increase) in receivables	(296,088)	0
Decrease (Increase) in inventory	(219,696)	0
Decrease (Increase) in other receivables	(2,669)	0
Decrease (Increase) in prepaid expenses	1,071	0
Decrease (Increase) in deposits	(133,780)	0
(Decrease) Increase in accounts payable and accrued expenses	(403)	12,294
(Decrease) Increase in income tax payable	41,113	0
(Decrease) Increase in due to related party	0	5,000
(Decrease) Increase in deferred revenue	(11,636)	0
Total Adjustments	(605,271)	615,294
Net cash provided by operations	117,508	0

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(26,789)	0
Net cash (used in) provided by investing activities	(26,789)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loan payable	(881)	0
Issuance of common stock	0	1,500,000

Net cash (used in) provided by financing activities	(881)	1,500,000

Net change in cash and cash equivalents	89,838	1,500,000

Cash and cash equivalents at beginning of year	437,126	21,221

Cash and cash equivalents at end of period	$526,964	$1,521,221

Supplemental cash flows disclosures:

Income tax payments	$0	$0

Interest payments	$8,355	$0

Issuance of stock for consultants	$0	$598,000

See Accompanying Notes and Auditor's Report

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE'S GARDEN)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	March 31, 2005
	(Unaudited)	December 31, 2004

Common stock outstanding, number of shares
Balance at beginning of year	54,460,626	6,015,400
Common stock issued	0	48,445,226

Balance at end of period	54,460,626	54,460,626

Common stock, par value $.001 per share
Balance at beginning of year	$54,461	$6,015
Common stock issued	0	48,446

Balance at end of period	54,461	54,461

Additional paid in capital
Balance at beginning of year	2,895,614	15,385
Issuance of stock	0	2,880,229

Balance at end of period	2,895,614	2,895,614

Statutory reserve
Balance at beginning of year	46,719	0
Addional reserve	11,649	46,719

Balance at end of period	58,368	46,719

Cumulative translation adjustments
Balance at beginning of year	0	0
Foreign currency translation	2,580	0

Balance at end of period	2,580	0

Retained earnings
Balance at beginning of year	106,672	(5,179)
Statutory reserve	(11,649)	0
Net income (loss)	722,779	111,851

Balance at end of period	817,802	106,672

Total stockholders' equity at end of period	$3,828,825	$3,103,466

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

Note A - ORGANIZATION

China Digital Communication Group, formerly Jasmine’s Garden (the “Company”) was incorporated under the laws of the State of Nevada on March 27, 2001. On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (Billion). Billion owns all of the issued and outstanding shares of Shenzhen E’Jenie Science and Technology Company, Limited (E’Jenie). Billion, was incorporated under the laws of the British Virgin Islands on July 27, 2004. Shenzhen E’Jenie Science & Technology Company Limited, was legally established on July 8, 2002 under the laws of the Peoples’ Republic of China (PRC). When used in these notes, the terms “Company,” “we,” “our,” or “us” mean China Digital Communication Group and its Subsidiaries.

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

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying financial statements have been prepared by China Digital Communication Group, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2005 is not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report for the year ended December 31, 2004.

Basis of Consolidation
The consolidated financial statements include the accounts of China Digital Communication Group and its wholly owned subsidiaries Billion and E’Jenie, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

Exchange Gain (Loss):

During the three months ended March 31, 2005, the transactions of Billion and E’Jenie were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of March 31, 2005, the accounts of Billion and E’Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

As of March 31, 2005 the exchange rates between CNY and the USD was NTD$1=USD$0.1210. The weight-average rate of exchange between CNY and USD was NTD$1 = USD$0.1210. Total translation adjustment recognized for the period ended March 31, 2005 was $2,580.

Fair Value of Financial Instruments

Our Company measures its financial assets and liabilities in accordance with GAAP. For certain of the Company’s financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt also approximate fair value because interest rates and terms offered to the Company are at current market rates.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

Inventory
Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of March 31, 2005, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory
Raw Material	$299,845
Work-in-process	67,052
Finished goods	78,248
$445,145

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

Advertising
Advertising costs are expensed in the period incurred.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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
(FORMERLY JASMINE’S GARDEN)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

In September 2004, the EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” (“EITF 04-08”) was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. The adopted EITF 04-08 will have no material impact on the Company’s financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

Note C -  EXCHANGE AGREEMENT

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

Note D -  STOCK PURCHASE BUSINESS COMBINATION

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

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$130,852
Accounts receivable	1,337,093
Other receivable	194,494
Inventories	152,295
Property, plant, and equipment	184,711
Total assets	1,999,445

Accounts payable	552,572
Loan payable	241,345
Other current liabilities	737,689
Total liabilities	1,531,606

Total acquisition cost	$467,839

Total cost of investment	$2,332,906

Total Acquisition cost	467,839

Goodwill	$1,865,067

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

Note E - CASH

The Company maintains its cash balances at various banks in China and the United States. As of March 31, 2005 there were no uninsured portions of the balances held at these banks.

Note F - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2005	December 31, 2004
Machinery	$282,347	$255,559
Automobile	23,675	23,675
Office equipment	5,520	5,520

	$311,542	$284,755

Accumulated depreciation	(61,157)	(46,921)

	$250,385	$237,834

Note G - COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six (6) through ten (10). Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2005 no accumulated vacation liability exists.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

Note H - INCOME TAXES

The Company through its subsidiary, E’Jenie, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of March 31, 2005.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. E’Jenie qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

Income tax provision for the three months ended March 31, 2005:

March 31, 2005
Provision for PRC Income and local taxes	$41,113

U.S Statutory rates	34%
Foreign income not recognized in USA	(34%)
PRC income tax	15%

Note I- COMMITTMENTS
The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $21,728 for the three months ended March 31, 2005. The Company has future minimum lease obligations as follows:

2005	$44,466

Total	$44,466
Note J - DEBT

At March 31, 2005, the Company had a secured note payable to a bank in China, interest at 5.31% per annum, due on July 30, 2005 in the amount of $242,000.

At March 31, 2005, the Company had a secured note payable to a bank in China, interest at 4.93% per annum, in the amount of $1,191.

Note K - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises’ income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory reserve reaches 50 percent of the registered capital. Statutory surplus reserves are to be utilized to offset prior years’ losses, or to increase its share capital.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-QSB.

The following table presents the pro forma results of operations of Shenzhen E’Jenie Science & Technology Development Co. Ltd. (the accounting predecessor company) for the three months ended March 31, 2004, and the consolidated results of China Digital Communication Group (the accounting successor company) for the three months ended March 31, 2005 and 2004. The discussion following the table is based on the pro forma results of operations of E’Jenie (the accounting predecessor company) for the three months ended March 31, 2004 and the consolidated results of China Digital Communication Group (the accounting successor company) for the three months ended March 31, 2005.

	Three Months Ended		Pro forma
	March 31, 2005	March 31, 2004	Three months ended March 31, 2004

Sales, net	$2,907,512	$0	$775,488

Cost of sales	1,967,596	-	645,780

Gross profit	939,916	-	129,708

Selling expense	10,552	-	4,201
General and administrative expenses	165,958	17,294	39,210
Consulting fees	-	598,000	598,000

Income (loss) from operations	763,406	(615,294)	(511,703)

Other (Income) Expense
Interest income	(50)	-	(15)
Other income, net	(8,791)	-	424
Interest expense	8,355	-	866

Total Other (Income) Expense	(486)	-	1,275

Income (loss) before income taxes	763,892	(615,294)	(512,978)

Provision for income taxes	41,113	-	-

Net income (loss)	722,779	(615,294)	(512,978)

OVERVIEW

China Digital Communication Group (the “Registrant”, “China Digital” or the “Company”) was incorporated in Nevada on March 27, 2001 under the name Jasmine’s Garden to sell greeting cards, note cards and related products. The business operations generated limited revenues and operated at a loss since inception. On September 3, 2004, in contemplation of the transactions discussed below, we changed our name from Jasmine’s Garden to China Digital Communication Group.

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

On November 15, 2004, pursuant to the terms of a Share Exchange Agreement (the “Exchange Agreement”) dated as of September 17, 2004, by and among the Company, Billion, the shareholders of Billion (the “Shareholders”) and Shenzhen E’Jenie Science & Technology Development Co., Ltd, a company incorporated under the laws of the Peoples Republic of China (“E’Jenie”), we acquired from the Shareholders (the “Acquisition”) all of the issued and outstanding equity interests of Billion (the “Billion Shares”). Billion is a holding company and the sole shareholder of E’Jenie. Billion has no other assets other than the shares of E’Jenie. As consideration for the Billion Shares, we paid the Shareholders an aggregate of $1,500,000 in cash and issued them 4,566,210 shares of common stock. As a result of the Acquisition, the Shareholders acquired approximately 8.7% of our then issued and outstanding common stock and we are the sole shareholder of Billion through which we own all of the issued and outstanding equity interests of E’Jenie.

As a result of the Cheering Transaction, the Private Placement and the Acquisition transactions, we have had a change of our management, our controlling shareholders, our financial position and our business plan. China Digital Communication Group (formerly Jasmin’s Garden) became a holding company and has no significant business operations or assets other than its indirect interest in E’Jenie, the accounting predecessor company. Since China Digital Communication Group, the accounting successor company, had no significant business operations or assets prior to the Acquisition described above, presenting comparative periods would not be meaningful. As such, the results of operations presented below are for the predecessor are those of E’Jenie.

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

RESULTS OF OPERATIONS

The following table presents the pro forma statement of operations for the three months ended March 31, 2005 as compared to the comparable period of the three months ended March 31, 2004. The discussion following the table is based on the pro forma results.

Net sales

Net sales for the three months ended March 31, 2005 totaled $2,907,512 compared to $775,488 as of the three months ended March 31, 2004, an increase of $2,132,024 or approximately 275%. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in the first quarter of 2005 as compared to 2004.

Cost of Sales

Cost of sales for the three months ended March 31, 2005 totaled $1,967,596 or approximately 68% of net sales compared to $645,780 or approximately 83% for the three months ended March 31, 2004. The decrease in cost of sales as a percentage was due to maturity of our production process and improvements made to increase our efficiency.

Operating Expense

Selling, general and administrative, and consulting fees for the three months ended March 31, 2005 totaled $176,510 or approximately 6% of net sales, compared to $641,411 or approximately 82% for the three months ended March 31, 2004. The decrease in operating expense of $464,901 or approximately 72% was due to the fact that Company issued stock to a group of consultants as service fees.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2005 was $763,406 as compared to income (loss) from operations of ($511,703) for the three months ended March 31, 2004, an increase of $1,275,109. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in the first quarter of 2005 as compared to 2004 and decreased costs of sales and operating expenses.

Interest Expense

Interest expense for the three months ended March 31, 2005 totaled $8,355 compared to $866 for the three months ended March 31, 2004, an increase of $7,489. The increase in interest expense was due to indebtedness related to the acquisition of fixed assets.

Net Income

Net income was $722,779 for the three months ended March 31, 2005 compared to ($512,978) for the three months ended March 31, 2004, an increase of $1,235,757. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in the first quarter of 2005 as compared to 2004 and decreased cost in costs of sales and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

China Digital Communication Group, as the successor company, had no significant business operations or assets prior to the Acquisition. As such, the liquidity and capital resources described below of E’Jenie are the same for China Digital Communication Group.

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $526,965 at March 31, 2005 and current assets totaled $3,274,386 at March 31, 2005. The Company’s total current liabilities were $1,676,263 at March 31, 2005. Working capital at March 31, 2005 was $1,571,123. We believe that the funds available to us are adequate to meet our operating needs for 2005. During the three months ended March 31, 2005, net cash provided by operating activities was $117,508.

Capital expenditures

Total capital expenditures during the three months ended March 31, 2005 was $26,789.

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

Our common stock may be deemed penny stock with a limited trading market. Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses. The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China’s central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government’s ability to continue with its reform.

We face economic risks in doing business in China. As a developing nation, China’s economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European Country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government’s pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in China. However, China’s system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life, will not affect the Chinese government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Item 3. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Principal Accounting Officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls.

During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item ..  Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIGITAL COMMUNICATION GROUP

Dated: May 16, 2005	/s/ Yi Bo Sun
Name: Yi Bo Sun
Title: Chief Executive Officer