Form 10QSB
period 2005-06-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2005-07-29
CIK 1144320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended - June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from                 to
                                                 -------------   --------------

                        Commission File Number 000-49715

                        CHINA DIGITAL COMMUNICATION GROUP
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                         91-2132336
---------------------------                    ---------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                            A-3. Xinglian Industrial
                         Zone. He Hua Ling Pingxin Road.
                                Xin Nan. Ping Hua
                         Town. Longgang. Shenzhen China
                                      51811
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                86-755-2698-3767
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of July 28, 2005 there were 54,460,626 shale of Common Stock outstanding.

       Transitional Small Business Disclosure Format (check one) Yes No X
                                                                       --

                                      INDEX
                                      -----


PART I.         FINANCIAL INFORMATION (unaudited)

Item 1.         Consolidated Financial Statements: (unaudited)

                Consolidated Balance Sheets

                Consolidated Statements of Operations

                Consolidated Statements of Cash Flows

                Notes to the Condensed Financial Statements

Item 2.         Management's Discussion and Analysis or Plan of Operation

Item 3.         Controls and Procedures

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3.         Defaults Upon Senior Securities

Item 4.         Submission of Matters to a Vote of Security Holders

Item 5.         Other Information

Item 6.         Exhibits

Signature

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

                           (FORMERLY JASMINE'S GARDEN)

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2005

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

                                TABLE OF CONTENTS

Condensed Consolidated Balance Sheets                                         2

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Statements of Cash Flow                                4

Condensed Consolidated Statements of Changes in Stockholders' Equity          5

Notes to Condensed Consolidated Financial Statements                          6

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                          JUNE 30, 2005
                                                                           (UNAUDITED)          DECEMBER 31, 2004
                                                                         ----------------      -------------------
Current Assets
      Cash and cash equivalents                                               $1,011,905                 $437,126
      Accounts receivable, net                                                 2,499,946                1,964,069
      Inventory                                                                  323,531                  225,450
      Other receivables                                                           14,647                   12,449
                                                                         ----------------      -------------------
           Total Current Assets                                                3,850,029                2,639,094
                                                                         ----------------      -------------------

Fixed Assets, net                                                                282,338                  237,834
                                                                         ----------------      -------------------
           Total Fixed Assets                                                    282,338                  237,834
                                                                         ----------------      -------------------
Other Assets
      Prepaid expenses                                                                 0                    1,071
      Deposits                                                                    99,900                    8,470
      Goodwill                                                                 1,865,067                1,865,067
                                                                         ----------------      -------------------
           Total Other Assets                                                  1,964,967                1,874,608
                                                                         ----------------      -------------------
      Total Assets                                                            $6,097,334               $4,751,536
                                                                         ================      ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
Accounts payable and accrued expenses                                         $1,186,122               $1,241,287
      Income tax payable                                                         114,443                  126,987
      Deferred revenue                                                            19,248                   35,724
      Current portion, debt                                                      242,300                  244,072
                                                                         ----------------      -------------------
      Total Current Liabilities                                                1,562,113                1,648,070

Stockholders' Equity
      Common stock, $.001 par value, 140,000,000 and 50,000,000
        shares authorized, 54,460,626 issued and outstanding                      54,461                   54,461
      Additional paid in capital                                               2,895,614                2,895,614
      Statutory reserve                                                           66,535                   46,719
      Cumulative translation adjustments                                           5,160                        0
      Retained earnings                                                        1,513,451                  106,672
                                                                         ----------------      -------------------
      Total Stockholders' Equity                                               4,535,221                3,103,466
                                                                         ----------------      -------------------
      Total Liabilities and Stockholders' Equity                              $6,097,334               $4,751,536
                                                                         ================      ===================



                       See Notes to Financial Statements

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              -------------------------     ------------------------
                                                               JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                                                 2005           2004           2005          2004
                                                              ----------     ----------     ----------    ----------

Sales, net                                                    $3,316,327             $0     $6,223,839            $0
Cost of sales                                                  2,443,542              0      4,411,138             0
      Gross profit                                               872,785              0      1,812,701             0

Selling expense                                                   23,481              0         34,033             0
General and administrative expenses                              112,899         42,982        273,697        60,276
Consulting fees                                                        0              0              0       598,000

      Income (loss) from operations                              736,405        (42,982)     1,504,971      (658,276)

Other (Income) Expense
      Interest income                                             (1,644)             0         (1,694)            0
      Other income                                                     0              0         (8,791)            0
      Other expense                                                4,369              0          4,368             0
      Interest expense                                             6,196              0         14,551             0

      Total Other (Income) Expense                                 8,921              0          8,434             0

        Income (loss) before income taxes                        727,484        (42,982)     1,496,537      (658,276)

Provision for income taxes                                        28,828              0         69,941             0

      Net income (loss)                                         $698,656       ($42,982)    $1,426,596     ($658,276)

Net income per share (basic and diluted)
      Basic                                                        $0.01         ($0.00)         $0.03        ($0.05)
      Diluted                                                      $0.01         ($0.00)         $0.03        ($0.05)

Weighted average number of shares
      Basic                                                   54,460,626     13,983,312     54,460,626    13,983,312
      Diluted                                                 54,460,626     13,983,312     54,460,626    13,983,312




                        See Notes to Financial Statements

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                            ------------------------------------------
                                                                                  JUNE 30,                 JUNE 30,
                                                                                   2005                     2004
                                                                            ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss)                                                         $1,426,596                ($658,276)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                  32,530                        0
      (Gain)/loss on disposal of fixed assets                                        4,067                        0
      Translation adjustments                                                        5,160                        0
      Issuance of shares for consultants                                                 0                  598,000
      Decrease (Increase) in receivables                                          (535,877)                       0
      Decrease (Increase) in inventory                                             (98,081)                       0
      Decrease (Increase) in other receivables                                      (2,198)                       0
      Decrease (Increase) in prepaid expenses                                        1,071                        0
      Decrease (Increase) in deposits                                              (91,430)              (1,492,900)
      (Decrease) Increase in accounts payable and accrued expenses                 (55,165)                  (5,000)
      (Decrease) Increase in income tax payable                                    (12,544)                       0
      (Decrease) Increase in due to related party                                        0                   40,500
      (Decrease) Increase in deferred revenue                                      (16,476)                       0
                                                                            ----------------          ----------------
      Total Adjustments                                                           (768,943)                (859,400)
                                                                            ----------------          ----------------
      Net cash provided by (used in) operations                                    657,653               (1,517,676)
                                                                            ----------------          ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                                          (81,101)                       0
      Net cash (used in) provided by investing activities                          (81,101)                       0

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on loan payable                                                      (1,773)                       0
      Issuance of common stock                                                           0                1,500,000
                                                                            ----------------          ----------------
      Net cash (used in) provided by financing activities                           (1,773)               1,500,000
                                                                            ----------------          ----------------
      Net change in cash and cash equivalents                                      574,779                  (17,676)
      Cash and cash equivalents at beginning of year                               437,126                   21,221
                                                                            ----------------          ----------------
      Cash and cash equivalents at end of period                                $1,011,905                   $3,545
                                                                            ================          ================
      Supplemental cash flows disclosures:
           Income tax payments                                                     $82,487                       $0
                                                                            ================          ================
           Interest payments                                                        $8,355                       $0
                                                                            ================          ================
           Issuance of stock for consultants                                            $0                 $598,000
                                                                            ================          ================



                        See Notes to Financial Statements

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             JUNE 30, 2005
                                                                               (UNAUDITED)           DECEMBER 31, 2004
                                                                            ----------------         -----------------
Common stock outstanding, number of shares
      Balance at beginning of year                                              54,460,626                6,015,400
      Common stock issued                                                                0               48,445,226
                                                                            ----------------         -----------------
      Balance at end of period                                                  54,460,626               54,460,626
                                                                            ================         =================
Common stock, par value $.001 per share
      Balance at beginning of year                                                 $54,461                   $6,015
      Common stock issued                                                                0                   48,446
                                                                            ----------------         -----------------
      Balance at end of period                                                      54,461                   54,461
                                                                            ================         =================
Additional paid in capital
      Balance at beginning of year                                               2,895,614                   15,385
      Issuance of stock                                                                  0                2,880,229
                                                                            ----------------         -----------------
      Balance at end of period                                                   2,895,614                2,895,614
                                                                            ================         =================
Statutory reserve
      Balance at beginning of year                                                  46,719                        0
      Additional reserve                                                            19,817                   46,719
                                                                            ----------------         -----------------
      Balance at end of period                                                      66,536                   46,719
                                                                            ================         =================
Cumulative translation adjustments
      Balance at beginning of year                                                       0                        0
      Foreign currency translation                                                   5,160                        0
                                                                            ----------------         -----------------
      Balance at end of period                                                       5,160                        0
                                                                            ================         =================
Retained earnings
      Balance at beginning of year                                                 106,672                   (5,179)
      Statutory reserve                                                            (19,817)                       0
      Net income (loss)                                                          1,426,596                  111,851
                                                                            ----------------         -----------------
      Balance at end of period                                                   1,513,451                  106,672
                                                                            ----------------         -----------------
Total stockholders' equity at end of period                                     $4,535,222               $3,103,466
                                                                            ================         =================



                        See Notes to Financial Statements

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE A - ORGANIZATION
         ------------

         China Digital Communication Group, formerly Jasmine's Garden (the "Company") was incorporated under the laws of the State of Nevada on March 27, 2001. On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (Billion). Billion owns all of the issued and outstanding shares of Shenzhen E'Jenie Science and Technology Company, Limited (E'Jenie). Billion, was incorporated under the laws of the British Virgin Islands on July 27, 2004. E'Jenie was legally established on July 8, 2002 under the laws of the Peoples' Republic of China (PRC).

         On September 30, 2004, the Company entered into an Exchange Agreement with Billion. Pursuant to the Exchange Agreement, the Company agreed to purchase all of the issued and outstanding shares of Billion for approximately $1,500,000 in cash and 4,566,210 shares of the Company's common stock, or approximately 8.7% of the total issued and outstanding shares.

         The Company through its acquisition of Billion and E'Jenie is no longer considered a development stage company as it was during the year ended December 31, 2003. The Company is now engaged in the business of the research and development, manufacture and distribution of battery casings.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Unaudited Interim Financial Information
         ---------------------------------------
         The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2005 is not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2004.

         Basis of Consolidation
         ----------------------
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Billion and E'Jenie, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

          Revenue Recognition
          -------------------
          Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales and is recorded net of returns, discounts and allowances.

          Risks and Uncertainties
          -----------------------
          The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

          Contingencies
          -------------
          Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities. This assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

          Allowance for Doubtful Accounts
          -------------------------------
          We have made an allowance for doubtful accounts for trade receivables based on a combination of write-off history, aging analysis, and any specific known troubled accounts.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Fixed Assets
         ------------
         Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, as follows:

               Furniture and Fixtures                5 years
               Equipment                             5 years
               Computer Hardware and Software        5 years

         Exchange Gain (Loss):
         ---------------------
         During the six months ended June 30, 2005, the transactions of Billion and E'Jenie were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

         Translation Adjustment
         ----------------------
         As of June 30, 2005, the accounts of Billion and E'Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

         As of June 30, 2005 the exchange rates between CNY and the USD was NTD$1=USD$0.1210. The weight-average rate of exchange between CNY and USD was NTD$1 = USD$0.1210. Total translation adjustment recognized for the period ended June 30, 2005 was $5,160.

         Fair Value of Financial Instruments
         -----------------------------------
         Our Company measures its financial assets and liabilities in accordance with GAAP. For certain of the Company's financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt also approximate fair value because interest rates and terms offered to the Company are at current market rates.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                          (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Concentration of Credit Risk
         ----------------------------
         Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.


         Inventory
         ---------
         Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of June 30, 2005, inventory consisted of raw material, work in progress and finished goods as follows:


         INVENTORY                   June 30, 2005          December 31, 2004
         Raw Material                    $ 183,001                   $ 72,870
         Work-in-process                    66,893                     39,611
         Finished goods                     73,637                    112,969
                                ---------------------------------------------
                                         $ 323,531                  $ 225,450
                                ==============================================


         Cash and Cash Equivalents
         -------------------------
         The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

         Advertising
         -----------
         Advertising costs are expensed in the period incurred.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

          Income Taxes
          ------------
          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

          Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

          Earnings Per Share
          ------------------
          The Company uses SFAS No. 128, "Earnings Per Share," for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents, if any, as if the potential common shares had been issued.

          Impairment of Long-Lived Assets and Long-Lived Assets to be
          -----------------------------------------------------------
          Disposed of
          -----------
          The Company adopted the provision of Financial Accounting Standards Board ("FASB") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, any related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset.

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

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         New Accounting Pronouncements
         -----------------------------
         In January 2003, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). This interpretation of Accounting Research Bulletin No. 51, requires companies to consolidate the operations of all variable interest entities ("VIE's") for which they are the primary beneficiary. The term "primary beneficiary" is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R ("FIN 46R"). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN No. 46 and FIN 46R, had no material impact on the Company's financial statements.

         On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance date of SFAS 123R, requiring the Company to adopt SFAS 123R in the first quarter of fiscal 2006. The new rule does not change the accounting required by SFAS 123R, it only changes the date for compliance. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123, and it expects that the adoption of SFAS 123R will have no material impact on the Company's financial statements.

         In September 2004, the EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." ("EITF 04-08") was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. The adopted EITF 04-08 will have no material impact on the Company's financial statements.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE C - EXCHANGE AGREEMENT
         ------------------

         On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (Billion), a company incorporated under the laws of the British Virgin Islands. Billion owns all of the issued and outstanding shares of Shenzhen E'Jenie Science and Technology Company, Ltd.. E'Jenie is incorporated under the laws of the Peoples Republic of China, and is engaged in the business of the research and development, manufacture, and distribution of battery casings.

         Pursuant to the Exchange Agreement, the Company agreed to purchase all of the issued and outstanding shares of Billion from the shareholders for approximately $1,500,000 in cash and 4,566,210 shares of the Company's common stock, or approximately 8.7% of the total issued and outstanding shares. This transaction closed on November 15, 2004.


NOTE D - STOCK PURCHASE BUSINESS COMBINATION
         -----------------------------------

         On November 15, 2004, pursuant to the terms of the Exchange Agreement, the Company acquired all of the issued and outstanding shares of Billion from the shareholders. As consideration for Billion's shares, the Company paid the shareholders an amount equal to $1,500,000 in cash and issued them 4,566,210 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, Billion's and E'Jenie's results of operations have been included in the consolidated financial statements since the date of acquisition.

         The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:


         Cash and cash equivalents                         $ 130,852
         Accounts receivable                              1,337,093
         Other receivable                                   194,494
         Inventories                                        152,295
         Property, plant, and equipment                     184,711
                                                  ------------------
         Total assets                                     1,999,445
                                                  ------------------

         Accounts payable                                   552,572
         Loan payable                                       241,345
         Other current liabilities                          737,689
                                                  ------------------
         Total liabilities                                1,531,606
                                                  ------------------

         Total acquisition cost                            $467,839
                                                  ==================

         Total cost of investment                       $ 2,332,906

         Total Acquisition cost                             467,839
                                                  ------------------

         Goodwill                                       $ 1,865,067
                                                  ==================

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005


NOTE E - CASH
         ----

         The Company maintains its cash balances at various banks in China and the United States. As of June 30, 2005 there were no uninsured portions of the balances held at these banks.

NOTE F - FIXED ASSETS
         ------------

         Fixed assets consist of the following:



                                     June 30, 2005       December 31, 2004
                                   -------------------  ----------------------
         Machinery                          $ 326,431               $ 255,559
         Automobile                            23,675                  23,675
         Office equipment                       7,602                   5,520
                                   -------------------  ----------------------

                                            $ 357,709               $ 284,755

         Accumulated depreciation             (75,371)                (46,921)
                                   -------------------  ----------------------

                                            $ 282,338               $ 237,834
                                   ===================  ======================

NOTE G - COMPENSATED ABSENCES
         --------------------

         Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten
         (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six (6) through ten
         (10). Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2005 no accumulated vacation liability exists.

NOTE H - CONCENTRATION
         -------------

         The Company had thirteen customers during the six months ended June 30, 2005. Those customers comprise 95% of the total sales during the six months ended June 30, 2005. Sales to these customers were approximately $5,907,261. Included in accounts receivable is $2,350,029 from these customers as of June 30, 2005.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE I - INCOME TAXES
         ------------

         The Company through its subsidiary, E'Jenie, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of June 30, 2005.


         Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. E'Jenie qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.


         Income tax provision for the six months ended June 30, 2005:

                                                            JUNE 30, 2005
                                                            -------------

         Provision for PRC Income and local taxes       $          69,941
                                                        -----------------
         U.S. Statutory rates                                         34%
         Foreign income note recognized in USA                      (34%)
         PRC income                                                   15%

NOTE J- COMMITMENTS
        -----------

         Sales Agreements
         ----------------
         E'Jenie has several signed sales agreements with various customers with guarantee sales

         Operating Leases
         ----------------
         The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for the leases consisted of $46,409 for the six months ended June 30, 2005. The Company has future minimum lease obligations as follows:


         2005                        $       21,386
                                    ---------------

         Total                       $       21,386
                                    ===============


NOTE K - DEBT
         ----

         At June 30, 2005, the Company had a secured note payable to a bank in China, interest at 5.31% per annum, due on July 30, 2005 in the amount of $242,000.

         At June 30, 2005, the Company had a secured note payable to a bank in China, interest at 4.93% per annum, in the amount of $300.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE L - STATUTORY RESERVE
         -----------------

         In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises' income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory reserve reaches 50 percent of the registered capital. Statutory surplus reserves are to be utilized to offset prior years' losses, or to increase its share capital. orders.

NOTE M - RELATED PARTY TRANSACTIONS
         --------------------------

         As of June 30, 2005, the Company has a non interest bearing loan from Xuemei Fang, a shareholder, in the amount of $174,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10QSB.

         The following tables presents the pro forma results of operations of E'Jenie (the accounting predecessor company) for the three and six months ended June 30, 2004, and the consolidated results of China Digital Communication Group (the accounting successor company) for the three and six months ended June 30, 2005 and 2004. The discussion following the tables are based on the pro forma results of operations of Shenzhen E'Jenie Science and Technology Company, Limited (the accounting predecessor company) for the three and six months ended June 30, 2004 and the consolidated results of China Digital Communication Group (the accounting successor company) for the three and six months ended June 30, 2005.

                                                                  THREE MONTHS ENDED                            PRO FORMA
                                                  ------------------------------------------------     ---------------------------
                                                        JUNE 30,                   JUNE 30,                THREE MONTHS ENDED
                                                          2005                      2004                      JUNE 30, 2004
                                                  -----------------------    ---------------------     ---------------------------

Sales, net                                                    $3,316,327                     $0                          $991,541

Cost of sales                                                  2,443,542                      0                           799,187
                                                  -----------------------    ---------------------     ---------------------------

       Gross profit                                              872,785                      0                           192,354

Selling expense                                                   23,481                      0                                 0
General and administrative expenses                              112,899                 42,982                           107,463
Consulting fees                                                                               0
                                                  -----------------------    ---------------------     ---------------------------

       Income (loss) from operations                             736,405               (42,982)                            84,891
                                                  -----------------------    ---------------------     ---------------------------

Other (Income) Expense
       Interest income                                           (1,644)                      0                                 0
       Other (income) expense, net                                 4,369                      0                                 0
       Interest expense                                            6,196                      0                                 0
                                                  -----------------------    ---------------------     ---------------------------

       Total Other (Income) Expense                                8,921                      0
                                                  -----------------------    ---------------------     ---------------------------

            Income (loss) before income taxes                    727,484               (42,982)                            84,891

Provision for income taxes                                        28,828               (42,982)                                 0
                                                  -----------------------    ---------------------     ---------------------------

       Net income (loss)                                        $698,656              ($42,982)                           $84,891
                                                  =======================    =====================     ===========================



                                                                SIX MONTHS ENDED                                PRO FORMA
                                                  ------------------------------------------------     ---------------------------
                                                         JUNE 30,                  JUNE 30,                  SIX MONTHS ENDED
                                                          2005                      2004                      JUNE 30, 2004
                                                  -----------------------    ---------------------     ---------------------------

Sales, net                                                    $6,223,839                     $0                        $1,767,029

Cost of sales                                                  4,411,138                      0                         1,444,967
                                                  -----------------------    ---------------------     ---------------------------

       Gross profit                                            1,812,701                      0                           322,062

Selling expense                                                   34,033                      0                             4,201
General and administrative expenses                              273,697                 60,276                           146,673
Consulting fees                                                        0                598,000                           598,000
                                                  -----------------------    ---------------------     ---------------------------

       Income (loss) from operations                           1,504,971              (658,276)                         (426,812)
                                                  -----------------------    ---------------------     ---------------------------

Other (Income) Expense
       Interest income                                           (1,694)                      0                              (15)
       Other (income) expense, net                               (4,423)                      0                               424
       Interest expense                                           14,551                      0                               866
                                                  -----------------------    ---------------------     ---------------------------

       Total Other (Income) Expense                                8,434                      0                           1,275
                                                  -----------------------    ---------------------     ---------------------------

            Income (loss) before income taxes                  1,496,537              (658,276)                         (428,087)

Provision for income taxes                                        69,941                      0                                 0
                                                  -----------------------    ---------------------     ---------------------------

       Net income (loss)                                      $1,426,596             ($658,276)                        ($428,087)
                                                  =======================    =====================     ===========================


OVERVIEW

         China Digital Communication Group (the "China Digital") was incorporated in Nevada in March 27, 2001 under the name Jasmine's Garden to sell greeting cards, note cards and related products. The business operations generated limited revenues. On September 3, 2004, in contemplation of the transactions discussed below, we changed our name from Jasmine's Garden to China Digital Communication Group. Except as otherwise indicated herein, the word "us," "our," "ours," "we" and the "Company" refer to China Digital and its subsidiaries.

         On December 2, 2003, Cheering Limited, an investment holding company organized under the laws of the British Virgin Islands ("Cheering"), acquired 5,700,000 shares of our common stock, par value $0.001 per share, which constituted approximately 95% of the then issued and outstanding shares of common stock from Jack and Jasmine Gregory, the Company's former officers, directors and principal stockholders, for cash consideration of $221,221 (the "Cheering Transaction").

In connection with the Cheering Transaction, the Board of Directors appointed Zuzhuan Xu to serve as President, elected four designees of Cheering to serve as directors and Jack and Jasmine Gregory resigned from their positions as officers and directors of the Company. On February 18, 2004, Zuzhuan Xu resigned as President and Yibo Sun was appointed to replace him and Xubao Dong was appointed to serve on the Board of Directors. On February 19, 2004, another director resigned from the Board of Directors and Yi Bo Sun was appointed to replace him. Currently, the Board of Directors consists of Yibo Sun, who is also our Chief Executive Officer, Zuzhuang Xu and Xubao Dong.

         On March 17, 2004, we sold 30,000,000 shares or approximately 62% of our issued and common stock at a per share purchase price of $0.05 to seven unaffiliated individuals in a private placement, which yielded aggregate gross proceeds of $1,500,000 (the "Private Placement").

         On November 15, 2004, pursuant to the terms of a Share Exchange Agreement (the "Exchange Agreement") dated as of September 17, 2004, by and among the Company, Billion Electronics Co., Ltd. ("Billion"), the shareholders of Billion (the "Shareholders") and Shenzhen E'Jenie Science & Technology Development Co., Ltd, a company incorporated under the laws of the Peoples Republic of China ("E'Jenie"), we acquired from the Shareholders (the "Acquisition") all of the issued and outstanding equity interests of Billion (the "Billion Shares"). Billion is a holding company and the sole shareholder of E'Jenie. Billion has no other assets other than the shares of E'Jenie. As consideration for the Billion Shares, we paid the Shareholders an amount equal to $1,500,000 in cash and issued them 4,566,210 shares of common stock. As a result of the Acquisition, the Shareholders hold approximately 8.7% of our then issued and outstanding common stock and we are the sole shareholder of Billion through which we own all of the issued and outstanding equity interests of E'Jenie.

         As a result of the Cheering Transaction, the Private Placement and the Acquisition, our management, our controlling shareholders, our financial position and our business plan have changed. China Digital (formerly Jasmine's Garden) became a holding company and has no significant business operations or assets other than its interest in E'Jenie, its accounting predecessor company. Since China Digital had no significant business operations or assets prior to the Acquisition, presenting comparative periods would not be meaningful. Therefore, the results of operations presented below are those of E'Jenie.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

NET SALES

         Net sales for the three months ended June 30, 2005 totaled $3,316,327 compared to $991,541 for three months ended June 30, 2004, an increase of $2,324,786 or approximately 234.46%. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in the second quarter of 2005 as compared to 2004.

COST OF SALES

         Cost of sales for the three months ended June 30, 2005 totaled $2,443,542 or approximately 73.68% of net sales compared to $799,187 or approximately 80.60% of net sales for the three months ended June 30, 2004. The decrease in cost of sales as a percentage was due to maturity of our production process and improvements made to increase our efficiency.

OPERATING EXPENSE

         Selling, general and administrative, and consulting fees for the three months ended June 30, 2005 totaled $136,380 or approximately 4.11% of net sales, compared to $107,463 or approximately 10.84% of net sales for the three months ended June 30, 2004. This decrease was primarily due to the growth in company's revenue in the second quarter 2005. There is a consulting fee of $600,000 occurred in the second quarter of 2005, which was not occurred the same period of 2004.

INCOME (LOSS) FROM OPERATIONS

         Income (loss) from operations for the three months ended June 30, 2005 totaled $736,405 compared to income from operations of $84,891 for the three months ended June 30, 2004, an increase of $651,514. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in the second quarter of 2005 as compared to 2004 and decreased costs of sales and operating expenses.

INTEREST EXPENSE

         Interest expense for the three months ended June 30, 2005 totaled $6,196 compared to $0 for the three months ended June 30, 2004, an increase of $6,196. The increase in interest expense was due to the short term bank loan interest expense for the three months ended June 30, 2005.

NET INCOME

         Net income (loss) for the three months ended June 30, 2005 totaled $698,656 compared to $84,891 for the three months ended June 30, 2004, an increase of $610,765. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to serve the new clients in the second quarter of 2005 as compared to 2004 and decreased cost in costs of sales and operating expenses.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

NET SALES

         Net sales for the six months ended June 30, 2005 totaled $6,223,839 compared to $1,767,029 for the six months ended June 30, 2004, an increase of $4,456,810 or approximately 252.22%. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in the first two quarters of 2005 as compared to 2004.

COST OF SALES

         Cost of sales for the six months ended June 30, 2005 totaled $4,411,138 or approximately 70.87% of net sales compared to $1,444,967 or approximately 81.77% of net sales for the six months ended June 30, 2004. The decrease in cost of sales as a percentage was due to maturity of our production process and improvements made to increase our efficiency.



OPERATING EXPENSE

         Selling, general and administrative, and consulting fees for the six months ended June 30, 2005 totaled $307,730 or approximately 4.94% of net sales, compared to $748,874 or approximately 42.38% of net sales for the six months ended June 30, 2004. This decrease as a percentage was primarily due to the company reduced a $598,000 consulting expense as it was in the same periods in 2004.

INCOME (LOSS) FROM OPERATIONS

         Income (loss) from operations for the six months ended June 30, 2005 totaled $1,504,971 compared to income from operations of ($426,812)for the six months ended June 30, 2004, an increase of $1,931,783. The increase was due to the strong growth in company's revenue in the first two quarters 2005.


INTEREST EXPENSE

         Interest expense for the six months ended June 30, 2005 totaled $14,551compared to $866 for the six months ended June 30, 2004, an increase of $13,685. The increase in interest expense was due to short term bank loan interest expense occurred in the first two quarters 2005.

NET INCOME

         Net income (loss) for the six months ended June 30, 2005 totaled $1,426,596 compared to ($426,812) for the six months ended June 30, 2004, an increase of $1,853,408. The increase was due to the expansion of the current business and reducing in costs, especially in consulting.

LIQUIDITY AND CAPITAL RESOURCES

         China Digital Communication Group, as the successor company, had no significant business operations or assets prior to the Acquisition. As such, the liquidity and capital resources described below of E'Jenie are the same for China Digital Communication Group.

         Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,011,905 at June 30, 2005 and current assets totaled $3,850,029 at June 30, 2005. The Company's total current liabilities were $1,562,113 at June 30, 2005. Working capital at June 30, 2005 was $2,287,916. We believe that the funds available to us are adequate to meet our operating needs for 2005. During the six months ended June 30, 2005 and 2004, net cash provided by (used in) operating activities was $657,653 and ($1,517,676), respectively.

CAPITAL EXPENDITURES

         Total capital expenditures during the six months ended June 30, 2005 and 2004 was $81,101 and $0, respectively.

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

OUR COMMON STOCK MAY BE DEEMED PENNY STOCK WITH A LIMITED TRADING MARKET. Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.   UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  July 29, 2005                   CHINA DIGITAL COMMUNICATION GROUP


                                       By:  /s/ Yi Bo Sun
                                            ------------------------------------
                                       Name: Yi Bo Sun
                                             -----------------------------------
                                       Title: Chief Executive Officer
                                              ----------------------------------