Form 10QSB
period 2005-09-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2005-11-14
CIK 1144320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended - September 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to______________


                        Commission File Number 000-49715

                        CHINA DIGITAL COMMUNICATION GROUP
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    NEVADA                           91-2132336
        -------------------------------   ---------------------------------
        (STATE OR OTHER JURISDICTION OF   (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)


                         A-3. Xinglian Industrial Zone.
                   He Hua Ling Pingxin Road. Xin Nan. Ping Hua
                      Town. Longgang. Shenzhen China 51811
                      ------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                86-755-2698-3767
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                              -----      -----

Indicate by check mark whether the issuer is a shell company (as defined in Rule
12b-2 of the Exchange Act):  Yes        No   X
                                 -----     -----

As of November 9, 2005 there were 54,460,626 shares of Common Stock outstanding.

 Transitional Small Business Disclosure Format (check one) Yes        No   X
                                                               -----     -----

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

Item 1.               Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3.               Defaults Upon Senior Securities

Item 4.               Submission of Matters to a Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits

Signature

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

Condensed Consolidated Balance Sheets                                      5

Condensed Consolidated Statements of Operations                            6

Condensed Consolidated Statements of Cash Flow                             7

Condensed Consolidated Statements of Changes in Stockholders' Equity       8

Notes to Condensed Consolidated Financial Statements                       9

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
                           CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                                  ------

                                                                             SEPTEMBER 30, 2005
                                                                       -------------------------------
                                                                       (UNAUDITED)      DECEMBER 31, 2004
                                                                       ----------           ----------
Current Assets
      Cash and cash equivalents                                        $2,155,531           $  437,126
      Accounts receivable, net                                          2,085,113            1,964,069
      Inventory                                                           135,735              225,450
      Other receivables                                                    61,996               12,449
                                                                       ----------           ----------
            Total Current Assets                                        4,438,375            2,639,094
                                                                       ----------           ----------

Fixed Assets, net                                                         480,274              237,834
                                                                       ----------           ----------
            Total Fixed Assets                                            480,274              237,834
                                                                       ----------           ----------

Other Assets
      Prepaid expenses                                                      1,735                1,071
      Deposits                                                            102,140                8,470
      Goodwill                                                          1,865,067            1,865,067
                                                                       ----------           ----------
            Total Other Assets                                          1,968,942            1,874,608
                                                                       ----------           ----------
      Total Assets                                                     $6,887,591           $4,751,536
                                                                       ==========           ==========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------

Current Liabilities
      Accounts payable and accrued expenses                            $1,018,224           $1,066,687
      Income tax payable                                                   77,848              126,987
      Loan payable to related party                                       174,600              174,600
      Deferred revenue                                                     19,694               35,724
      Current portion, debt                                               247,600              244,072
                                                                       ----------           ----------
            Total Current Liabilities                                   1,537,966            1,648,070

Stockholders' Equity
      Common stock, $.001 par value, 140,000,000 and 50,000,000            54,461               54,461
          shares authorized, 54,460,626 issued and outstanding
      Additional paid in capital                                        2,895,614            2,895,614
      Statutory reserve                                                    79,322               46,719
      Other comprehensive income                                           71,075                    0
      Retained earnings                                                 2,249,153              106,672
                                                                       ----------           ----------
            Total Stockholders' Equity                                  5,349,625            3,103,466
                                                                       ----------           ----------
      Total Liabilities and Stockholders' Equity                       $6,887,591           $4,751,536
                                                                       ==========           ==========


                   See Accompanying Notes and Auditor's Report

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    ----------------------------        ----------------------------
                                                   SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                        2005              2004              2005              2004
                                                    ----------        ----------        ----------        ----------
Sales, net                                          $3,405,238                $0        $9,629,077                $0
Cost of sales                                        2,420,281                 0         6,831,419                 0
                                                    ----------        ----------        ----------        ----------
     Gross profit                                      984,957                 0         2,797,658                 0
Selling expense                                         10,487                 0            44,520                 0
General and administrative expenses                    161,119            43,573           434,816           103,849
Consulting fees                                              0                 0                 0           598,000
                                                    ----------        ----------        ----------        ----------
     Income (loss) from operations                     813,351           (43,573)        2,318,322          (701,849)
Other (Income) Expense

     Interest income                                      (972)                0            (2,666)                0
     Other income                                          (50)                0            (8,841)                0
     Other expense                                      15,102                 0            19,470                 0
     Interest expense                                    8,421                 0            22,972                 0
                                                    ----------        ----------        ----------        ----------
     Total Other (Income) Expense                       22,501                 0            30,935                 0
                                                    ----------        ----------        ----------        ----------
Income (loss) before income taxes                      790,850           (43,573)        2,287,387          (701,849)
Provision for income taxes                              42,362                 0           112,303                 0
                                                    ----------        ----------        ----------        ----------
     Net income (loss)                                $748,488          ($43,573)       $2,175,084         ($701,849)
                                                    ==========        ==========        ==========        ==========
     Net income per share (basic and diluted)
       Basic                                             $0.01            ($0.00)            $0.04            ($0.02)
       Diluted                                           $0.01            ($0.00)            $0.04            ($0.02)
Weighted average number of shares
       Basic                                        54,460,626        47,975,000        54,460,626        38,217,833
       Diluted                                      54,460,626        47,975,000        54,460,626        38,217,833

                   See Accompanying Notes and Auditor's Report

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                               ---------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2005             2004
                                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss)                                        $2,175,084        ($701,849)
Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation                                                 59,292                0
      (Gain)/ loss on disposal of fixed assets                     19,166                0
      Translation adjustments                                      72,585                0
      Issuance of shares for consultants                                0          598,000
      Decrease (Increase) in receivables                         (121,044)               0
      Decrease (Increase) in inventory                             89,715                0
      Decrease (Increase) in other receivables                    (49,547)               0
      Decrease (Increase) in prepaid expenses                        (664)               0
      Decrease (Increase) in deposits                             (93,670)      (1,492,900)
      (Decrease) Increase in accounts payable
        and accrued expenses                                      (48,463)          (5,000)
      (Decrease) Increase in income tax payable                   (49,139)               0
      (Decrease) Increase in due to related party                       0          105,443
      (Decrease) Increase in deferred revenue                     (16,030)               0
                                                               ----------       ----------
      Total Adjustments                                          (137,799)        (794,457)
                                                               ----------       ----------
      Net cash provided by operations                           2,037,285       (1,496,306)
                                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                        (316,760)               0
                                                               ----------       ----------
      Net cash (used in) provided by investing activities        (316,760)               0
                                                               ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on loan payable                                     (2,120)               0
      Issuance of common stock                                          0        1,500,000
                                                               ----------       ----------
      Net cash (used in) provided by financing activities          (2,120)       1,500,000
                                                               ----------       ----------
      Net change in cash and cash equivalents                   1,718,405            3,694
      Cash and cash equivalents at beginning of year              437,126           21,221
                                                               ----------       ----------
      Cash and cash equivalents at end of period               $2,155,531          $24,915
                                                               ==========       ==========
      Supplemental cash flows disclosures:
          Income tax payments                                    $164,091               $0
                                                               ==========       ==========
          Interest payments                                       $22,972               $0
                                                               ==========       ==========
          Issuance of stock for consultants                            $0         $598,000
                                                               ==========       ==========

                   See Accompanying Notes and Auditor's Report

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                              SEPTEMBER 30, 2005
                                                  (UNAUDITED)            DECEMBER 31, 2004
                                                  ----------                ----------
Common stock outstanding, number of shares
      Balance at beginning of year                54,460,626                 6,015,400
      Common stock issued                                  0                48,445,226
                                                  ----------                ----------
      Balance at end of period                    54,460,626                54,460,626
Common stock, par value $.001 per share
      Balance at beginning of year                   $54,461                    $6,015
      Common stock issued                                  0                    48,446
                                                  ----------                ----------
      Balance at end of period                        54,461                    54,461
                                                  ----------                ----------
Additional paid in capital
      Balance at beginning of year                 2,895,614                    15,385
      Issuance of stock                                    0                 2,880,229
                                                  ----------                ----------
      Balance at end of period                     2,895,614                 2,895,614
                                                  ----------                ----------

Statutory reserve
      Balance at beginning of year                    46,719                         0
      Additional reserve                              32,603                    46,719
                                                  ----------                ----------
      Balance at end of period                        79,322                    46,719
                                                  ----------                ----------

Other comprehensive income
      Balance at beginning of year                         0                         0
      Foreign currency translation                    71,075                         0
                                                  ----------                ----------
      Balance at end of period                        71,075                         0
                                                  ----------                ----------

Retained earnings
      Balance at beginning of year                   106,672                    (5,179)
      Statutory reserve                              (32,603)                        0
      Net income (loss)                            2,175,084                   111,851
                                                  ----------                ----------
      Balance at end of period                     2,249,153                   106,672
                                                  ----------                ----------
Total stockholders' equity at end of period       $5,349,625                $3,103,466
                                                  ==========                ==========


                   See Accompanying Notes and Auditor's Report

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE A - ORGANIZATION
         ------------

         China Digital Communication Group, formerly Jasmine's Garden (the "Company") was incorporated under the laws of the State of Nevada on March 27, 2001. On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (Billion). Billion owns all of the issued and outstanding shares of Shenzhen E'Jenie Science and Technology Company, Limited (E'Jenie). Billion, was incorporated under the laws of the British Virgin Islands on July 27, 2004. Shenzhen E'Jenie Science & Technology Company Limited, was legally established on July 8, 2002 under the laws of the Peoples' Republic of China (PRC). When used in these notes, the terms "Company," "we," "our," or "us" mean China Digital Communication Group and its subsidiaries.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Unaudited Interim Financial Information. The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2005 is not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2004.

         BASIS OF CONSOLIDATION
         ----------------------

         The consolidated financial statements include the accounts of China Digital Communication Group and its wholly owned subsidiaries Billion and E'Jenie, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Allowance for Doubtful Accounts
         -------------------------------

         The Company  has made an  allowance  for  doubtful  accounts  for trade
         receivables  based  on  a  combination  of  write-off  history,   aging
         analysis, and any specific known troubled accounts.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                 Furniture and Fixtures                        5 years
                 Equipment                                     5 years
                 Computer Hardware and Software                5 years

         Exchange Gain (Loss):
         ---------------------

         During the nine months ended September 30, 2005, the transactions of Billion and E'Jenie were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

         Translation Adjustment
         ----------------------

         As of September 30, 2005, the accounts of Billion and E'Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

         As of September 30, 2005 the exchange rates between CNY and the USD was NTD$1=USD$0.1238. The weight-average rate of exchange between CNY and USD was NTD$1 = USD$0.12168. Total translation adjustment recognized for the period ended September 30, 2005 was $71,075.

         Fair Value of Financial Instruments
         -----------------------------------

         The Company measures its financial assets and liabilities in accordance with GAAP. For certain of the Company's financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt also approximate fair value because interest rates and terms offered to the Company are at current market rates.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

         Inventory
         ---------

         Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of September 30, 2005, inventory consisted of raw material, work in progress and finished goods as follows:

         INVENTORY                September 30, 2005          December 31, 2004
         Raw Material       $                 43,956   $                 72,870
         Work-in-process                      64,374                     39,611
         Finished goods                       27,405                    112,969
                            ---------------------------------------------------

                            $                135,735   $                225,450
                            ===================================================


         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

         Advertising
         -----------

         Advertising costs are expensed in the period incurred.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
         -----------------------------------------------------------------------

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

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         New Accounting Pronouncements
         -----------------------------

         In January 2003, The Financial Accounting Standards Board (FABB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). This interpretation of Accounting Research Bulletin No. 51, requires companies to consolidate the operations of all variable interest entities ("VIE's") for which they are the primary beneficiary. The term "primary beneficiary" is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R ("FIN 46R"). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN No. 46 and FIN 46R, had no material impact on the Company's financial statements.

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

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE C - EXCHANGE AGREEMENT

         On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (Billion), a company incorporated under the laws of the British Virgin Islands. Billion owns all of the issued and outstanding shares of Shenzhen E'Jenie Science and Technology Company, Ltd. E'Jenie is incorporated under the laws of the Peoples Republic of China, and is engaged in the business of the research and development, manufacture, and distribution of battery casings.

         Pursuant to the Exchange Agreement, the Company agreed to purchase all of the issued and outstanding shares of Billion from the shareholders for approximately $1,500,000 in cash and 4,566,210 shares of the Company's common stock, or approximately 8.7% of the total issued and outstanding shares. This transaction closed on November 15, 2004.

NOTE D - STOCK PURCHASE BUSINESS COMBINATION

         On November 15, 2004 the Company completed the purchase of Billion, which owns all of the issued and outstanding shares of E'Jenie. By acquiring all of the outstanding capital stock of Billion and E'Jenie in exchange for $1,500,000 and 4,566,210 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, Billion's and E'Jenie's results of operations have been included in the consolidated financial statements since the date of acquisition.

         The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

         Cash and cash equivalents            $130,852
         Accounts receivable                 1,337,093
         Other receivable                      194,494
         Inventories                           152,295
         Property, plant, and equipment        184,711
                                            ----------
         Total assets                        1,999,445
                                            ----------

         Accounts payable                      552,572
         Loan payable                          241,345
         Other current liabilities             737,689
                                            ----------
         Total liabilities                   1,531,606
                                            ----------

         Total acquisition cost               $467,839
                                            ==========

         Total cost of investment           $2,332,906

         Total Acquisition cost                467,839
                                            ----------

         Goodwill                           $1,865,067
                                            ==========

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE E - FIXED ASSETS

         Fixed assets consist of the following:

                                September 30, 2005    December 31, 2004
                                ------------------    -----------------

         Machinery                    $ 540,572           $ 255,559
         Automobile                       9,516              23,675
         Office equipment                 9,961               5,520
                                      ---------           ---------

                                      $ 560,049           $ 284,755

         Accumulated depreciation       (79,775)            (46,921)
                                      ---------           ---------

                                      $ 480,274           $ 237,834
                                      =========           =========


NOTE F - COMPENSATED ABSENCES

         Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten
         (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six (6) through ten (10). Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2005 no accumulated vacation liability exists.

NOTE G - INCOME TAXES

         The Company through its subsidiary, E'Jenie, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of September 30, 2005.

         Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. E'Jenie qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

         Income tax provision for the nine months ended September 30, 2005:

                                                        September 30, 2005
                                                        ------------------
         Provision for PRC Income and local taxes       $         112,303
                                                        =================
         U.S Statutory rates                                           34%
         Foreign income not recognized in USA                         (34%)
         PRC income tax                                                15%

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE H - COMMITMENTS

         Sales Agreements
         ----------------

         E'Jenie has several signed sales agreements with various customers with guarantee sales.

         Operating Leases
         ----------------

         The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $69,786 for the nine months ended September 30, 2005 (See Note M). The Company has future minimum lease obligations as follows:


                       2005                         $            4,800
                                                    ------------------

                       Total                        $            4,800
                                                    ------------------

NOTE I - DEBT

         At September 30, 2005, the Company had a secured note payable to a bank in China, interest at 5.31% per annum, due on July 30, 2006 in the amount of $247,600.

NOTE J - STATUTORY RESERVE

         In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises' income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory reserve reaches 50 percent of the registered capital. Statutory surplus reserves are to be utilized to offset prior years' losses, or to increase its share capital orders.

NOTE K - RELATED PARTY TRANSACTIONS

         As of September 30, 2005, the Company has a non interest-bearing loan from Xuemei Fang, a shareholder, in the amount of $174,000.

NOTE L - PURCHASE AGREEMENT

         On February 12, 2005 the Company relocated to a larger production facility in Shenzhen, China and entered into an operating lease that terminated on September 15, 2005 (See Note I).

         The Company entered into a factory purchase agreement with the landlord after the end of the lease for approximately $1,000,000. Since the landlord could not obtain the relevant Property Registration Certificate from the PRC Government by September 15, 2005 the landlord has agreed to provide three (3) months free rent to the Company. If after December 15, 2005 the agreement can not be completed due to the Governmental filings, the landlord and the Company will renegotiate the lease.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE M - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with financial institutions in the U.S., which are fully insured, and in the PRC which are believed by management to be of high quality and financially secure. As of September 30, 2005 approximately $2,100,000 was uninsured in the PRC bank.

         Accounts receivable consist primarily of the Company's operations in the PRC. Regarding its operations, two individual customers accounted for more than 10% of total net revenues for the three and nine months ended September 30, 2005.

         The Company operates in business segments which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse effect on the Company's business and operating results.

         The majority of the Company's revenues derived and expenses incurred were in Chinese renminbi. The functional currency for the subsidiaries in China is in Chinese renminbi, whereas the Company's reporting currency is the U.S. dollars. As of September 30, 2005, the Company's cash, cash equivalents balance denominated in Chinese renminbi was approximately $2.15 million, which accounted for approximately 99.6% of its total cash, cash equivalents. As of September 30, 2005, the Company's accounts receivable balance denominated in Chinese renminbi was $2,085,113, which accounted for approximately 100% of its total accounts receivable balance. Also as of September 30, 2005, the Company's liabilities balance denominated in Chinese renminbi was approximately $1.3 million, which accounted for approximately 86% of its total liabilities balance. Accordingly, the Company may experience economic effects and impacts on comprehensive income and equity as a result of exchange rate fluctuations in Chinese renminbi. For example, the value of Chinese renminbi depends to a large extent on Chinese government policies and China's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Chinese renminbi to the U.S. dollars had generally been stable and Chinese renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.0% against the U.S. dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar.

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

The following table presents the pro forma results of operations of E'Jenie (the accounting predecessor company) for the three and nine months ended September 30, 2004, and the consolidated results of China Digital Communication Group (the accounting successor company) for the three and nine months ended September 30, 2005 and 2004. The discussion following the table is based on the pro forma results of operations of E'Jenie (the accounting predecessor company) for the three and nine months ended September 30, 2004 and the consolidated results of China Digital Communication Group (the accounting successor company) for the three and nine months ended September 30, 2005.

                                                THREE MONTHS ENDED              PRO FORMA
                                            ---------------------------         --------
                                           SEPTEMBER 30,    SEPTEMBER 30,   THREE MONTHS ENDED
                                               2005             2004        SEPTEMBER 30, 2004
                                            ----------       ----------         --------
Sales, net                                  $3,405,238               $0         $994,963

Cost of sales                                2,420,281                0          751,825
                                            ----------       ----------         --------
Gross profit                                   984,957                0          243,138

Selling expense                                 10,487                0                0
General and administrative expenses            116,119           43,573          108,271
Consulting fees                                                       0
                                            ----------       ----------         --------

Income (loss) from operations                  813,351          (43,573)         134,867
                                            ----------       ----------         --------

Other (Income) Expense

Interest income                                   (972)               0                0
Other income, net                                  (50)               0                0
Other expense                                   15,102                0                0
Interest expense                                 8,421                0            5,426
                                            ----------       ----------         --------
Total Other (Income) Expense                    22,501                0            5,426
                                            ----------       ----------         --------

     Income (loss) before income taxes         790,850          (43,573)         129,441

Provision for income taxes                      42,362          (43,573)               0
                                            ----------       ----------         --------
Net income (loss)                             $748,488         ($43,573)        $129,441
                                            ==========       ==========         ========

                                                NINE MONTHS ENDED             PRO FORMA
                                           -----------      -----------      -----------
                                          SEPTEMBER 30,     SEPTEMBER 30,  NINE MONTHS ENDED
                                               2005            2004        SEPTEMBER 30, 2004
                                           -----------      -----------      -----------
Sales, net                                  $9,629,077               $0       $2,761,992

Cost of sales                                6,831,419                0        2,196,792
                                           -----------      -----------      -----------

Gross profit                                 2,797,658                0          565,200

Selling expense                                 44,520                0            4,201
General and administrative expenses            434,816          103,849          254,944
Consulting fees                                      0          598,000          598,000
                                           -----------      -----------      -----------

Income (loss) from operations                2,318,322         (701,849)        (291,945)
                                           -----------      -----------      -----------

Other (Income) Expense

Interest income                                 (2,666)               0              (15)
Other income, net                               (8,841)               0              424
Other expense                                   19,470                0                0
Interest expense                                22,972                0            6,292
                                           -----------      -----------      -----------
Total Other (Income) Expense                    30,935                0            6,701
                                           -----------      -----------      -----------

     Income (loss) before income taxes       2,287,387         (701,849)        (298,646)

Provision for income taxes                     112,303         (701,849)               0
                                           -----------      -----------      -----------

Net income (loss)                           $2,175,084        ($701,849)       ($298,646)
                                           ===========      ===========      ===========


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

In connection with the Cheering Transaction, the Board of Directors appointed Zuzhuan Xu to serve as President, elected four designees of Cheering to serve as directors and Jack and Jasmine Gregory resigned from their positions as officers and directors of the Company. On February 18, 2004, Zuzhuan Xu resigned as President and Yibo Sun was appointed to replace him and Xubao Dong was appointed to serve on the Board of Directors. On February 19, 2004, another director resigned from the Board of Directors and Yibo Sun was appointed to replace him. Currently, the Board of Directors consists of Yibo Sun, who is also our Chief Executive Officer, Zuzhuang Xu and Xubao Dong.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES

Net sales for the three months ended September 30, 2005 totaled $3,405,238 compared to $994,963 for three months ended September 30, 2004, an increase of $2,410,275 or approximately 242.25%. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in the third quarter of 2005 as compared to 2004.

COST OF SALES

Cost of sales for the three months ended September 30, 2005 totaled $2,420,281 or approximately 71.08% of net sales compared to $751,825 or approximately 75.56% of net sales for the three months ended September 30, 2004. The decrease in cost of sales as a percentage was due to maturity of our production process and improvements made to increase our efficiency.

OPERATING EXPENSE

Selling, general and administrative, and consulting fees for the three months ended September 30, 2005 totaled $126,606 or approximately 3.72% of net sales, compared to $108,271 or approximately 10.88% of net sales for the three months ended September 30, 2004. The increase in cost was due to the expansion of our product line.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations for the three months ended September 30, 2005 totaled $813,351 compared to income from operations of $134,867 for the three months ended September 30, 2004, an increase of $678,484. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in the third quarter of 2005 as compared to 2004.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2005 totaled $8,421 compared to $5,426 for the three months ended September 30, 2004, an increase of $2,995. The increase in interest expense was due to the acquisitions of fixed assets for the three months ended September 30, 2005.

NET INCOME

Net income (loss) for the three months ended September 30, 2005 totaled $748,488 compared to $129,441 for the three months ended September 30, 2004, an increase of $619,047. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to serve the new clients in the third quarter of 2005 as compared to 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES

Net sales for the nine months ended September 30, 2005 totaled $9,629,077 compared to $2,761,992 for the nine months ended September 30, 2004, an increase of $6,867,085 or approximately 248.63%. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in 2005 as compared to 2004.

COST OF SALES

Cost of sales for the nine months ended September 30, 2005 totaled $6,831,419 or approximately 70.95% of net sales compared to $2,196,792 or approximately 79.54% of net sales for the nine months ended September 30, 2004. The decrease in cost of sales as a percentage was due to maturity of our production process and improvements made to increase our efficiency.

OPERATING EXPENSE

Selling, general and administrative, and consulting fees for the nine months ended September 30, 2005 totaled $479,336 or approximately 4.98% of net sales, compared to $857,145 or approximately 31.03% of net sales for the nine months ended September 30, 2004. This decrease in expense was primarily due to the consulting expense of $598,000 recognized in the same periods in 2004.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations for the nine months ended September 30, 2005 totaled $2,318,322 compared to income from operations of ($291,945) for the nine months ended September 30, 2004, an increase of $2,610,267. The increase was due to the strong growth in company's revenue in 2005.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2005 totaled $22,972 compared to $6,292 for the nine months ended September 30, 2004, an increase of $16,680. The increase in interest expense was due to acquisitions of fixed assets in 2005.

NET INCOME

Net income (loss) for the nine months ended September 30, 2005 totaled $2,175,084 compared to ($298,646) for the nine months ended September 30, 2004, an increase of $2,473,730. The increase was due to the expansion of our product lines to meet the needs of our existing clients and to serve the new clients.

LIQUIDITY AND CAPITAL RESOURCES

China Digital Communication Group, as the successor company, had no significant business operations or assets prior to the Acquisition. As such, the liquidity and capital resources described below of E'Jenie are the same for China Digital Communication Group. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $2,155,531 at September 30, 2005 and current assets totaled $4,438,375 at September 30, 2005. The Company's total current liabilities were $1,537,966 at September 30, 2005. Working capital at September 30, 2005 was $2,900,409. We believe that the funds available to us are adequate to meet our operating needs for 2005. During the nine months ended September 30, 2005 and 2004, net cash provided by (used in) operating activities was $2,037,285 and ($1,496,306), respectively.

CAPITAL EXPENDITURES

Total capital expenditures during the nine months ended September 30, 2005 and 2004 was $316,760 and $0, respectively.

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

RISK FACTORS

RISKS ASSOCIATED WITH OUR COMMON STOCK

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

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

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK. We have not paid any dividends on our common stock to date and there are no plans for paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends.

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

Date:  November 14, 2005                 CHINA DIGITAL COMMUNICATION GROUP


                                         By:    /s/ Yi Bo Sun
                                                --------------------------------
                                         Name:  Yi Bo Sun
                                                --------------------------------
                                         Title: Chief Executive Officer
                                                --------------------------------