Form 10KSB
period 2005-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2006-03-30
CIK 1144320

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49715

                        CHINA DIGITAL COMMUNICATION GROUP
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                       Nevada                             91-2132336
-----------------------------------------     ----------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)             Identification No.)

 Number 2222. Jin Tian Road. An Lian
              Building 15th
      Floor A-01 and A-02. Futian,
            Shenzhen, China                                   518026
----------------------------------------------     -----------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code: 86-755-2698-3767

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The Company's revenues from continuing operations for its fiscal year ended December 31, 2005 were $12,637,645.

         The aggregate market value as at March 22, 2006 of the issuer's Common Stock, its only class of voting stock, held by non-affiliates was approximately $21,238,591. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% stockholders are affiliates.

         The number of shares outstanding of the issuer's Common Stock as at March 22, 2005 was 72,960,626.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

                                TABLE OF CONTENTS

                                                                            PAGE

FORWARD LOOKING STATEMENTS.....................................................1

                                     PART I

ITEM 1.  Description of Business...............................................1
ITEM 2.  Description of Property..............................................13
ITEM 3.  Legal Proceedings....................................................13
ITEM 4.  Submission of Matters to a Vote of Security Holders..................14

                              PART II

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small

         Business Issuer Purchases of Equity Securities.......................14
ITEM 6.  Management's Discussion and Analysis or Plan of Operation............15
ITEM 7.  Financial Statements.................................................21
ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................21
ITEM 8A. Controls and Procedures..............................................21
ITEM 8B. Other Information....................................................21

                             PART III

ITEM 9.  Directors and Executive Officers of the Registrant; Compliance with
         Section 16(a) of the Exchange Act....................................22
ITEM 10. Executive Compensation...............................................26
ITEM 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................28
ITEM 12. Certain Relationships and Related Transactions.......................30
ITEM 13. Exhibits.............................................................30
ITEM 14. Principal Accountant Fees and Services...............................31

Financial Statements.........................................................F-1

                           FORWARD LOOKING STATEMENTS

         We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

         The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation:

         o the effect of political, economic and market conditions and geopolitical events;

         o the actions and initiatives of current and potential competitors;

         o        our reputation;

         o        investor sentiment; and

         o        other risks and uncertainties detailed under "Risk Factors" in
                  Part I and elsewhere throughout this report.

         Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto.

                                     PART 1

ITEM 1.       DESCRIPTION OF BUSINESS.

OVERVIEW

         We were incorporated in Nevada on March 27, 2001 under the name Jasmine's Garden. In November 2004, we acquired Billion Electronic Co., Ltd., a company organized under the laws of the British Virgin Islands ("Billion"), and its wholly owned operating subsidiary, Shenzhen E'Jenie Technology Development Co., Ltd, a company incorporated under the laws of the Peoples Republic of China ("E'Jenie"). Through E'Jenie we manufacture and distribute lithium battery shells and related products primarily in China. Based upon specifications from its customers E'Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, E'Jenie produces fourteen steel battery shell lines, nine aluminum battery shell lines, three aluminum battery cap lines and three steel battery cap lines.

HISTORY

         Until December 2, 2003, we operated a nationwide wholesale and retail business selling greeting cards, note cards and gift tags made from a design process involving photography and computer graphics. On December 2, 2003, Cheering Limited, an investment holding company organized under the laws of the British Virgin Islands ("Cheering"), acquired 5,700,000 shares of our common stock, par value $0.001, which constituted approximately 95% of the then issued and outstanding shares of our common stock from Jack and Jasmine Gregory, our former officers and directors, for cash consideration of $221,221 (the "Cheering Transaction").

         In connection with the Cheering Transaction, our Board of Directors appointed Zu Zhuan Xu to serve as our President, elected four designees of Cheering to serve to serve as directors, and Jack and Jasmine Gregory resigned from their positions as officers and directors of the Company. On February 18, 2004, Zu Zhuan Xu resigned as President and Yi Bo Sun was appointed as President and Chief Executive Officer and Xu Bao Dong was appointed to serve on our Board of Directors. On February 19, 2004, another director resigned from our Board of Directors and Mr. Sun was appointed to replace him. On January 19, 2006, Mr. Sun resigned as our President and Chief Executive Office and from our Board of Directors. Changchun Zheng was elected as Chairman of the Board and Chief Executive Officer.


         On March 17, 2004, we sold 30,000,000 shares of common stock at a per share purchase price of $0.05 to seven unaffiliated individuals in a private placement, which yielded aggregate gross proceeds of $1,500,000 (the "Private Placement"). As a condition to the closing of the Private Placement, each of the investors executed an irrevocable proxy granting Mr. Sun, our former President and Chief Executive Officer, the right to vote all shares of the common stock purchased in the Private Placement. The irrevocable proxies expired on May 1, 2004, however, the investors and Mr. Sun extended the irrevocable proxies to May 2006. Mr. Sun as the Chairman and Chief Executive Officer of Cheering is the beneficial owner of the 5,700,000 shares of common stock, which represents approximately 7.8%, of the issued and outstanding shares of our common stock and prior to the expiration of the irrevocable proxies, Mr. Sun will have the power to vote or direct the voting of 30,000,000 shares issued in the Private Placement. As a result, until the irrevocable proxies expire on may 1, 2006, Mr. Sun will control approximately 48.9% of our issued and outstanding common stock.

         On April 28, 2004, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to increase our authorized common stock to 140,000,000 shares and to authorize 60,000,0000 shares, par value $0.001, of blank check preferred stock.

         On September 3, 2004, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name from "Jasmine's Garden" to "China Digital Communication Group."

ACQUISITION OF BILLION

         On November 15, 2004, pursuant to the terms of a Share Exchange Agreement (the "Exchange Agreement") dated as of September 17, 2004, by and among the Company, Billion, the shareholders of Billion (the "Shareholders") and E'Jenie, we acquired from the Shareholders (the "Acquisition") all of the issued and outstanding equity interests of Billion (the "Billion Shares"). Billion is a holding company and the sole shareholder of E'Jenie. Billion has no other assets other than the shares of E'Jenie. As consideration for the Billion Shares, we paid the Shareholders an aggregate of $1,500,000 in cash and issued them 4,566,210 shares of our common stock. The consideration for the Acquisition was determined through arms length negotiations between us and Billion. As a result of the Acquisition we are the sole shareholder of Billion through which we own all of the issued and outstanding equity interests of E'Jenie.

         In connection with the Acquisition we entered into a Guarantee Agreement, dated October 9, 2004, as amended October 11, 2004 (the "Guarantee"), with Shiji Ruichen Guaranty and Investment Co. Ltd., a company incorporated under the laws of the Peoples Republic of China ("Shiji"). Pursuant to the terms of the Guarantee, Shiji agreed to guarantee our performance and the performance of the Shareholders under the Exchange Agreement. As consideration for Shiji's guaranty, we issued 1,919,016 shares of our common stock to Shiji. As security for our obligations under the Guarantee, one of our principal shareholders deposited 5,000,000 of their shares of our common stock into escrow.

INDUSTRY

         The lithium battery was created in the 1990s, with its first mass production in 1993 in Japan. Lithium batteries were first used in notebook computers and now are used in cellular phones, video machines, lab tops, digital cameras, digital cams, MPS players, global positioning satellite systems, 3G communication devises, hybrid cars and an array of other electronic products.

         Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution. The lithium battery's energy/weight ratio exceeds that of its counterparts and with an excellent safety standard we believe that it is the future of the battery industry. China has become one of the largest producer and consumer of lithium ion batteries. According to China Chemistry and Physics Electronic Industry Association, there were over $4.0 billion of lithium ion batteries sold in China in 2005. We anticipate that there will be even greater demand for lithium batteries in China and worldwide in the next few years. We believe that the current trend towards smaller, lighter portable consumer products will continue to grow and because of its size, the demand for the lithium battery will increase. By way of example, a mobile-phone battery has a typical usage life of 300 to 500 recharges, which translates to a ratio of 1.8 batteries in service life of each phone, according to official Chinese statistics. However, our internal data reveals that battery replacement demand is faster than this when consumers turn in their phones for new models before the normal life of the battery is over. A short product life combined with a short product innovation cycle creates rapid product turnover resulting in increased business for battery shell makers.

BUSINESS STRATEGY

         We seek to maintain and strengthen our position as a provider of battery shells and caps while increasing the breadth of our product line and improving the quality of our products. In order to achieve our objective, we plan to pursue the key strategies described below.

         o Become a cost leader in an increasingly competitive market. We believe we can ensure competitive pricing by integrating a labor-intensive production process with high-tech, proprietary manufacturing equipment. We believe our experience in designing and updating key manufacturing equipment and operating such equipment at a low cost gives us a cost advantage over our competitors.

         o Taking advantage of our ready production capacity and allowing for increased production capacity. We believe our production capacity makes us more reliable, flexible and responsive in terms of fulfilling our customers' requirements than other providers. As such, existing and potential competitors may find it more difficult to compete with our production capabilities.

         o Enhanced research and development activities. Upon completion of our new facility, we will have the space to enhance our existing research and development capabilities through the addition of state of the art equipment and experienced personnel.

         o Expanding our product lines to capture new market opportunities. We are seeking to produce lithium battery cells that can be used in small electronic consumer products such as digital cameras, laptop computers, MP3 players and cellular telephones. By entering these markets, we believe we can achieve future revenue growth and improved profit margins.

PRODUCTS

         Our wholly-owned subsidiary, E'Jenie, is a producer of the lithium ion battery shells and caps listed below.

         Low-Carbon Steel Stretch Series. This square shape shell series stretches the low-carbon steel plate section by section. We use superficial galvanization to custom make sizes for different customers. The characteristics of this series are that it is clean and artistic, it has smooth cuttings, and is explosion proof, wear resistant and anti-corrosive. This series is suitable for square shaped nickel hydrogen batteries, lithium ion batteries and power batteries.

         F6, F8 Nickel Hydrogen and Lithium Ion Duel Functions Series. This series stretches the low-carbon steel plate section by section and uses oil pressure to make the final form. The characteristic of this series is a smooth surface. This series is suitable for nickel Hydrogen and Lithium Ion Duel Functions Rechargeable Battery Cells.

         Square Share Stainless Steel Series. This series uses a unique processing craft to stretch stainless steel to make the square steel. The characteristics of this series are that it is anticorrosive and it does not rust. This series is suitable for the square shaped Nickel Hydrogen and Lithium Ion Battery and related components.

         Aluminum Square Shell Series. This series is developed by us by continuously extruding to form the final shell shapes. The characteristic of this series is that it is explosion proof.

         Japanese Explosion-Proof Cap Series. Included in this series is the Japanese Steel Plate Patent Product Series and the Stainless Steel Explosion-Proof Cap Series. The characteristics of the Japanese Steel Plate Patent Series are as follows:

         o Low Pressure. It can be used under low pressure condition. The pressure is effected by the thickness of the aluminum sheet and the diameter of holes within the caps.

         o Strong Resistance. The aluminum material will not become stiff or rigid and therefore the product will not crack if it is hit.

         o Expanding the Gas Releasing Volume. When the safety value is on the gas will be released.

         The Japanese Steel Plate Patent Product Series is suitable for all types of lithium ion batteries.

         The Stainless Steel Explosion-Proof Cap Series was developed by us and for which we own a patent. This series is suitable for lithium ion batteries used in mobile phones, calculators, MP3 players, digital camera, and recorders and other electronic devices.

CUSTOMERS

         In 2005, our five largest customers represented approximately 63% of our total sales. The following table sets forth information regarding our five largest customers.

                                                 LIST OF MAJOR CUSTOMERS
------------------------------------------------------------ ---------------------------------------------------------
                     Name of Customer                                  Percentage of Total Revenue for 2005
                     ----------------                                  ------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                       Shenzhen Bak                                                   30.19%
------------------------------------------------------------ ---------------------------------------------------------
      Shenzhen Gao Yi Electronic Technology Co., Ltd.                                 13.29%
------------------------------------------------------------ ---------------------------------------------------------
       Dong Wan Mai Ke New Energy Resource Co., Ltd.                                  8.46%
------------------------------------------------------------ ---------------------------------------------------------
             Shenzhen Hua Bao Battery Co. Ltd.                                        6.00%
------------------------------------------------------------ ---------------------------------------------------------
          Shenzhen Yin Si Qi Electronic Co., Ltd.                                     5.46%
------------------------------------------------------------ ---------------------------------------------------------


         Although we do not have formal contracts with our customers, we have established long-term relationships. Our customers place orders on a monthly basis and sales are processed with purchase orders. The loss of Shenzhen Bak as a customer would have an adverse effect on our revenues as sales to Shenzhen Bak represented approximately 30.19% of total sales for 2005. We believe that our relationship with Shenzhen Bak is good and do not anticipate a change in their current volume of business.


SALES AND MARKETING

         We focus our sales and marketing initiatives on establishing China Digital as the leading manufacturer of caps and shells for lithium ion batteries. We promote our brand in order to build revenues, gain worldwide market share and promote consumer awareness and acceptance. Our in-house sales and marketing team contact local battery manufacturers to solicit interest in our products. If the manufacturer expresses an interest in our product offering, we ship them samples and if our products suit their needs orders are placed and filled. As of March 15, 2006, we had nine sales and marketing personnel who all were located in China.

INTELLECTUAL PROPERTY

         We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets. We have filed and obtained a number of patents in China. As of March 15, 2006 we have been issued three patents by the China National Intelligent Assets Bureau. The expiration of these patents range from May 8, 2005 to May 8, 2015.

         We intend to continue to pursue the legal protection of our technology through intellectual property laws. However, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our propriety rights.

MANUFACTURING AND RAW MATERIALS.

         We purchase various components and raw materials for use in our manufacturing processes. The principal raw materials we purchase are aluminum and steel. The price of steel has increased significantly in the past year, and we believe that it will continue to increase. The increases have had an adverse impact on gross margins, since some of the increases cannot be passed on to our customers.


         Our three largest suppliers are Heng Yuang Li Stainless Steel Factory, Hongzhou Stainless Steel Product Co and Hua Yi Aluminum Co., which in the aggregate account approximately 50% of all components and raw materials purchased. Normally, the annual purchase plan for raw material, such as aluminum and steel, is determined at the beginning of the calendar year according to past customer's orders and our own sales forecast. Such purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on weekly production plans. We believe that this arrangement protects us from inventory surplus when the orders from customers change.

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

REGULATORY MATTERS; ENVIRONMENTAL CONSIDERATION

         All factories in China must adhere to standards set forth by the Environmental Department and each factory must receive special permission from the Environmental Department to operate. We have officially received permission from the Environmental Department.

 COMPETITION

         The worldwide market for lithium battery shells and caps is highly competitive. We face competition from manufacturers not only within China but also from other parts of the world, particularly Japan, Taiwan, Malaysia, Indonesia, and Korea. We compete with these companies by striving to provide a higher quality product at a lower cost. Our primary competitors are Shenzhen Luhua Co., Ltd., Shenzhen TongLi Electronic Co. and Ningbo Pulaite Electronics Co., Ltd. We believe that by doing business in China we enjoy competitive advantages over similar companies based elsewhere, such as abundant labor resources and low cost raw materials.

EMPLOYEES

         We currently have eight employees, five of which are officers, two of which are executives and one administrative personnel. E'Jenie has nine divisions with 596 employees in total, 39 of which are supervisors, 14 of which are administrative officers, nine of which are in marketing and 534 of which are on the production lines. The Labor Law of the China requires us to provide the certain benefits and insurance to all of its employees. We consider our relationships with our employees to be good.

DOING BUSINESS IN CHINA

         The Chinese Legal System

         The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

         Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises such as E'Jenie.

         Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

         o        We will be able to capitalize on economic reforms.

         o The Chinese government will continue its pursuit of economic reform policies.

         o        The economic policies, even if pursued, will be successful.

         o Economic policies will not be significantly altered from time to time.

         o Business operations in China will not become subject to the risk of nationalization.

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

RISK FACTORS

                          RISKS RELATED TO OUR BUSINESS

         WE DEPEND ON THE CONTINUED SERVICES OF OUR EXECUTIVE OFFICERS AND THE LOSS OF KEY PERSONNEL COULD AFFECT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.


         We are highly dependent upon the services of our senior management team, particularly Changchun Zhen, our Chairman and Chief Executive Officer and Yao Miao, our Chief Financial Officer. The permanent loss for any of our key executives, could have a material adverse effect upon our operating results. We may not be able to locate suitable replacements for our executives if their services were lost. We do not maintain key man life insurance on any of these individuals.

         OUR OPERATIONS DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN A HIGHLY SKILLED GROUP OF MANAGERS AND OTHER PERSONNEL.

            Because of the highly specialized, technical nature of our business, we must attract and retain a highly skilled group of managers and a sizeable workforce of technically competent employees. Although we do not experience unacceptable attrition among our technical staff and sales force, if we were to lose a substantial portion of such persons, our ability to effectively pursue our business strategy could be materially and negatively affected. Although we believe our management and workers having the necessary education, training and technical skills to fill any positions that may become open is sufficient for our needs, the labor market for such managers and workers is becoming more competitive and we could have to pay higher salaries and wages and provide greater benefits in order for us to attract the necessary workers.

         IF WE CANNOT EFFECTIVELY INCREASE AND ENHANCE OUR SALES AND MARKETING CAPABILITIES, WE MAY NOT BE ABLE TO INCREASE OUR REVENUES.

         We need to further develop our sales and marketing capabilities to support our commercialization efforts. If we fail to increase and enhance our marketing and sales force, we may not be able to enter new or existing markets for lithium ion batteries. Failure to recruit, train and retain new sales personnel, or the inability of new sales personnel to effectively market and sell our products, could impair our ability to gain market acceptance of our products and services and cause our sales to suffer.

         WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR ANTICIPATED GROWTH.

         If we fail to effectively manage our internal growth in a manner that minimizes strains on our recourses, we could experience disruptions in our operations and ultimately be unable to sustain profitability. Furthermore we anticipate that we will significantly expand our operations over the next few years. Managing our anticipated growth may be difficult because:

         o our management team has worked together for a relatively short period of time; and

         o we intend to purse acquisitions, joint ventures and other strategic transactions that will enhance or expand out technology and manufacturing base.

         WE MAY NOT BE ABLE TO SUCCESSFULLY IDENTIFY, CONSUMMATE OR INTEGRATE STRATEGIC TRANSACTIONS.

         We intend to pursue strategic transactions that provide access to new technologies, products, markets and manufacturing abilities. These transactions could include acquisitions, partnerships, joint ventures, business combinations and investments. In particular, we intend to focus our acquisition efforts on companies that will provide us with a new and established customer base. We may not be able to identify any potential strategic transactions. Even if we do identify one or more potentially beneficial strategic transactions, we may not be able to consummate these transactions on favorable terms or obtain the benefits we anticipate from such a transaction. If we are able to consummate any strategic transactions, the transactions could pose significant integration challenges or management and business disruptions.

         A LIMITED NUMBER OF CUSTOMERS GENERATE A SIGNIFICANT PORTION OF OUR REVENUE.

         For the near future, we expect that a significant portion of our revenues will be concentrated in a limited number of customers. For example, for the year ended December 31, 2005, revenues from five customers represented approximately 63% of our total revenues from operations. A reduction, delay, or cancellation of orders from one or more of our customers or the loss of one or more customer relationships could significantly reduce our revenues. Unless we establish long-term sales arrangements with these customers, they will have the ability to discontinue their purchases of our products on short notice.

                    RISKS RELATED TO DOING BUSINESS IN CHINA

         ADVERSE CHANGES IN ECONOMIC AND POLITICAL POLICIES OF THE CHINESE GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OVERALL ECONOMIC GROWTH OF CHINA, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

         RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.

         Because a substantial amount of our revenues are in the form of Renminbi, the Chinese currency unit, any restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. If the currency exchange system prevents us from obtaining sufficient foreign currency, we may be unable to fund business activities outside China or otherwise make payments in dollars. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions. The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

         To the extent that we need to convert U.S. dollars into Renminbi for our operational needs, should the Renminbi appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our Renminbi into U.S. dollars and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

         Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005 the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

         Any significant revaluation of the Renminbi may materially and adversely affect our revenues, cash flow, earnings and financial position, and the value of any dividends payable in U.S. dollars. For example, an appreciation of the Renminbi against the dollar would make any Renminbi denominated investment or expenditure more costly to us, to the extent that we use dollars that we must convert into Renminbi for such purpose.

         WE MAY BE UNABLE TO ENFORCE OUR LEGAL RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

         The Chinese legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. China does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies are subject to considerable discretion and variation on the part of the Chinese government, including its courts, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. As a result, we may not be aware of any violations of these policies and rules until some time after the violation. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

         THERE CAN BE NO GUARANTEE THAT CHINA WILL COMPLY WITH THE MEMBERSHIP REQUIREMENTS OF THE WORLD TRADE ORGANIZATION.

         Due in part to the relaxation of trade barriers following World Trade Organization accession in January 2002, we believe China will become one of the world's largest markets by the middle of the twenty-first century. As a result, we believe the Chinese market presents a significant opportunity for both domestic and foreign companies. With the Chinese accession to the World Trade Organization, Chinese industries are gearing up to face the new regimes that are required by World Trade Organization regulation. The Chinese government has begun to reduce its average tariff on pharmaceuticals and healthcare products. China has also agreed that foreign companies will be allowed to import most products, including pharmaceuticals, into any part of China. Current trading rights and distribution restrictions are to be phased out over a three-year period. In the sensitive area of intellectual property rights, China has agreed to implement the trade-related intellectual property agreement of the Uruguay Round. However, there can be no assurances that China will implement any or all of the requirements of its membership in the World Trade Organization in a timely manner, if at all.

         IT MAY BE DIFFICULT TO SERVE US WITH LEGAL PROCESS OR ENFORCE JUDGMENTS AGAINST OUR MANAGEMENT OR US.

         All or a substantial portion of our assets are located in China. In addition, most of our directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

         o judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

         o in original actions brought in China, liabilities against non-residents or us based upon the securities laws of the United States or any state.

                   RISKS RELATED TO THE OWNERSHIP OF OUR STOCK

         OUR STOCK PRICE IS HIGHLY VOLATILE.

            The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

         o        quarterly variations in operating results;

         o        changes in financial estimates by securities analysts;

         o announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

         o        changes in governmental regulations or policies in China;

         o        additions or departures of key personnel;

         o any deviations in net sales or in losses from levels expected by securities analysts; and the operating and stock price performance of other comparable companies;

         o news and commentary emanating from the media, securities analysts or government bodies in China relating to us and to the industry in general; and

         o        future sales of common stock.

         General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management's time and resources.

         BECAUSE OUR SECURITIES TRADE ON THE OTC BULLETIN BOARD SELLING OUR SECURITIES IN THE SECONDARY MARKET MAY BE DIFFICULT.

         Our shares of common stock have been listed and principally quoted on the Nasdaq OTC Bulletin Board since May 1994. Because our securities currently trade on the OTC Bulletin Board, they are subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person's written consent to the transaction prior to sale. Consequently, these rules may adversely effect the ability of purchasers to sell our securities and otherwise affect the trading market in our securities. Because our shares are deemed "penny stocks," there may be difficulty in selling them in the secondary trading market.

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined in the regulations) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange or Nasdaq, the equity security also would constitute a "penny stock." As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

         OUR FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER HAVE EFFECTIVE VOTING CONTROL OF THE COMPANY.

         Yi Bo Sun, our former President and Chief Executive Officer and a former director, is also the Chief Executive Officer and Chairman of the Board of Cheering Limited. As a result, Mr. Sun may be entitled to direct the vote of the 5,700,000 shares of our common stock (or approximately 7.8% of our issued and outstanding common stock) owned by Cheering Limited. Additionally, until May 1, 2006 Mr. Sun is also entitled to direct the vote of an additional 30,000,000 shares of common stock that are owned by seven investor, for a total of 35,700,000 shares (approximately 48.9% of our issued and outstanding common stock) pursuant to certain irrevocable proxies granted to him in connection with the private placement of such securities to certain individuals. Upon the expiration of these proxies (and assuming that such proxies are not extended), the investors as a group will be able to exercise effective control over any matters requiring the vote of stockholders, including the approval of any business acquisition and the election of directors assuming no further issuances. This could delay or prevent a change in control of our board of directors. This may have the effect of precluding or delaying the opportunity of minority stockholders to sell their common stock to interested purchasers or may significantly reduce the offering price in any such transaction.

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

         OUR ARTICLES OF INCORPORATION CONTAIN PROVISIONS THAT DISCOURAGE A CHANGE OF CONTROL.

         Our articles of incorporation contain provisions that could discourage an acquisition or change of control without our board of directors' approval. Our articles of incorporation authorize our board of directors to issue preferred stock without shareholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to our shareholders.

ITEM 2. DESCRIPTION OF PROPERTY.

         Our manufacturing headquarters is located at A-3 Xinglian Industrial Zone, He Hua Ling Pingxin Road, Xin Nan, Ping Hua Town, Longgang, Shenzhen, China 51811. This facility is 6,708 square meters of which 15% or 1,000 square meters is used for offices, 4,500 square meters are used for the manufacturing line and storage and the remaining 1,208 square meters are used for employee dormitories. Our lease is for a term of one year and our rent is approximately $6,700 a month

         In February 2005, we opened our first office in the United States. The Los Angeles-based office is located at 1901 Avenue of the Stars, Suite 201. Our lease is for a term of one year and our rent is $1,225 a month.

         We believe the facilities we occupy are adequate for the purposes for which they are currently used and are well maintained:

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the stockholders in the fourth quarter of our fiscal year ended December 31, 2005.

                                    PART II

ITEM 5.       MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         Our common stock trades under the symbol CHID.OB on the Over-the-Counter Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. Following is information about the range of high and low bid prices for our common stock for the each fiscal quarters listed below. Prior to the Acquisition, there was a limited market for our common stock. As a result, our stock had no or nominal trading volume and a very limited trading history. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

               Quarter Ended                     High Bid Quotation         Low Bid Quotation
               -------------                     ------------------         -----------------
       June 30, 2004                                     $3.50                 $1.03
       September 30, 2004                                $3.40                 $1.50
       December 31, 2004                                 $2.50                 $0.99
       March 31, 2005                                    $1.60                 $0.78
       June 30, 2005                                     $1.45                 $0.31
       September 30, 2005                                $1.87                 $0.42
       December 31, 2005                                 $0.54                 0.38$


HOLDERS

         As of March 22, 2006, there were 145 holders of record of our common stock, however, we believe that there are additional beneficial owners of our common stock who own their shares in "street name."

DIVIDENDS

         There have been no cash dividends declared on our common stock since inception. Dividends are declared at the sole discretion of our board of directors. It is not anticipated that any dividends will be declared for the foreseeable future on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         In March 2004, we sold 30,000,000 shares of our common stock at a per share purchase price of $0.05 to seven unaffiliated individuals in a private placement, which yielded aggregate gross proceeds of $1,500,000. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

         The following table presents the results of operations for the year ended December 31, 2005 and the pro forma results of operations of E'Jenie (the accounting predecessor company) for the period from January 1, 2004 to November 15, 2004 and the consolidated results of China Digital (the accounting successor company) from November 16, 2004 (inception) to December 31, 2004. The discussion following the table is based on the results of operations for the year ended December 31, 2005 and pro forma results of operations of E'Jenie (the accounting predecessor company) for the period from January 1, 2004 to November 15, 2004 and the consolidated results of China Digital (the accounting successor company) from November 16, 2004 (inception) to December 31, 2004.

                                                      YEAR ENDED         JANUARY 1, 2004     NOVEMBER 16,       YEAR ENDED
                                                      DECEMBER 31,       - NOVEMBER 15,      2004 - DECEMBER    DECEMBER 31,
                                                      2005               2004                31, 2004           2004
                                                                         (PREDECESSOR)       (SUCCESSOR)        (PRO FORMA)
                                                 -----------------     -----------------     -----------------  -----------------
Statement of Earnings Data:
Net revenues                                        $12,742,088           $ 2,843,404           $ 2,338,718           $ 5,182,122
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     2,624,279               328,645               111,851               440,496
Per Common Share Data:
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss)
Basic & Diluted                                             .05                  .009                  .003                  .012
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Total assets                                          7,318,149             1,999,445             4,751,536             4,751,536
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                0                     0                     0                     0
Weighted Average Number of Common Shares:
---------------------------------------------------------------------------------------------------------------------------------
Basic                                                54,460,626            37,758,202            39,172,889            39,172,889

Diluted                                              54,460,626            37,758,202            39,172,889            39,172,889
---------------------------------------------------------------------------------------------------------------------------------


OVERVIEW

         We were incorporated in Nevada on March 27, 2001 under the name Jasmine's Garden to sell greeting cards, note cards and related products. The business operations generated limited revenues and operated at a loss since inception. On September 3, 2004, in contemplation of the transactions discussed below, we changed our name to China Digital Communication Group.


         On December 2, 2003, Cheering Limited, an investment holding company organized under the laws of the British Virgin Islands ("Cheering"), acquired 5,700,000 shares of our common stock, par value $0.001, which constituted approximately 95% of the then issued and outstanding shares of common stock from Jack and Jasmine Gregory, the Company's former officers, directors and principal stockholders, for cash consideration of $221,221 (the "Cheering Transaction").

         On March 17, 2004, we sold 30,000,000 shares or approximately 62% of our issued and common stock at a per share purchase price of $0.05 to seven unaffiliated individuals in a private placement, which yielded aggregate gross proceeds of $1,500,000 (the "Private Placement").

         On November 15, 2004, pursuant to the terms of a Share Exchange Agreement (the "Exchange Agreement") dated as of September 17, 2004, by and among the Company, Billion, the shareholders of Billion (the "Shareholders") and E'Jenie, we acquired from the Shareholders (the "Acquisition") all of the issued and outstanding equity interests of Billion (the "Billion Shares"). As consideration for the Billion Shares, we paid the Shareholders an aggregate of $1,500,000 in cash and issued them 4,566,210 shares of common stock.

         As a result of the Cheering Transaction, the Private Placement and the Acquisition transactions, we have had a change of our management, our controlling shareholders, our financial position and our business plan. China Digital became a holding company and has no significant business operations or assets other than its interest in E'Jenie, the accounting predecessor company. Since China Digital, the accounting successor company, had no significant business operations or assets prior to the Acquisition described above, presenting comparative periods would not be meaningful. As such, the results of operations presented below for the predecessor are those of E'Jenie.


RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

         The following table presents the statement of operations for the year ended December 31, 2005 and the pro forma results of operations for the periods ended of January 1, 2004 to November 15, 2004 (for the predecessor company) and November 16, 2004 to December 31, 2004 (for the successor company). The discussion following the table is based on the pro forma results.

                                                                             JANUARY 1, 2004     NOVEMBER 16,      PRO FORMA
                                                           YEAR ENDED        NOVEMBER 15,        2004              FOR THE YEAR
                                                           DECEMBER 31,      2004                -DECEMBER 30,     ENDED
                                                           2005              (PREDECESSOR)       2004              DECEMBER 31,
                                                                                                 (SUCCESSOR)       2004
---------------------------------------------------------------------------- ------------------  ----------------  -----------------
NET SALES                                                  $     12,742,088  $       2,843,404   $     2,338,718   $      5,182,122
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
COST OF SALES                                                     8,971,859          2,334,892         1,294,346          3,629,238
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                      3,770,230            508,512         1,044,372          1,552,884
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative                               1,005,198            115,507           880,498            996,005
------------------------------------------------------------------------------------------------------------------------------------
Research and development                                                  0                  0                 0                  0
------------------------------------------------------------------------------------------------------------------------------------
Amortization of intangibles                                               0                  0                 0                  0
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                          1,005,198            115,507           880,498            996,005
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                           2,765,031            393,005           163,874            556,879
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                                       3,877              1,991              (139)             1,852
------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE                                                     32,856             23,114             7,384             30,498
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before benefit for income taxes                     2,736,052            371,882           156,351            528,233
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
BENEFIT (PROVISION) FOR INCOME TAXES                               (111,773)           (43,237)          (44,500)           (87,737)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                          $      2,624,279   $        328,645    $      111,851   $        440,496
------------------------------------------------------------------------------------------------------------------------------------


NET SALES

         Net sales for 2005 totaled $12,742,088 compared to $5,182,122 for 2004, an increase of $7,559,966, or approximately 146%. The increase was due to the expansion of our product lines in order to meet the needs of our customers. Shenzhen Bak increased its orders by 16% in 2005 and two new customers, Shenzhen Gao Yi and Dongwan Mai Ke, placed orders that represented 22% of our 2005 revenues.

COST OF SALES

         Cost of sales for 2005 totaled $8,971,859, or approximately 70.4% of net sales, compared to $3,629,238, or approximately 70% of net sales, for 2004. The increase in cost of sales as a percentage of net sales was due to an increase in the cost of raw materials from the introduction of new product lines during 2004. As we increased our sales revenue in 2005 our cost of sales has also increased. Although the cost of raw materials in 2005 increased, we were able to reduce other costs and improve efficiency, which resulted no change in our gross margin from 2004.

OPERATING EXPENSE

         Selling, general and administrative, and consulting fees for 2005 totaled $1,005,198, or approximately 7.9% of net sales, compared to $996,005, or approximately 19% of net sales, for 2004. This increase in operating expenses of $9,193, or approximately 1%, was due to the increase in the number of our employees and customers in 2005.

INCOME (LOSS) FROM OPERATIONS

         Income (loss) from operations for 2005 was $2,765,031 as compared to income from operations of $556,879 for 2004, an increase of $2,208,152, or approximately 397%. This increase was due to the increase in our sales revenue.

INTEREST EXPENSE

         Interest expense for 2005 totaled $32,856 compared to $30,498 for 2004, an increase of $2,358. The increase in interest expense was due to indebtedness related to the acquisition of fixed assets.

NET INCOME

         Net income (loss) was $2,624,279 for 2005 compared to net income of $440,496 for 2004, an increase of $2,183,783. The increase was due to an increase in our sales revenue.

COMPARISON OF FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

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

                                                     JANUARY 1,          NOVEMBER 16,          PRO FORMA
                                                       2004 -                 2004            FOR THE YEAR       YEAR ENDED
                                                    NOVEMBER 15,          DECEMBER 30,          ENDED            DECEMBER 31,
                                                        2004                 2004             DECEMBER 31,           2003
                                                   (PREDECESSOR)         -(SUCCESSOR)            2004            PREDECESSOR)
-----------------------------------------------------------------------------------------------------------------------------
NET SALES                                            $ 2,843,404         $ 2,338,718         $ 5,182,122         $ 2,061,528

COST OF SALES                                          2,334,892           1,294,346           3,629,238           1,810,126

GROSS PROFIT                                             508,512           1,044,372           1,552,884             251,402

OPERATING EXPENSES:
Selling, general and administrative                      115,507             880,498             996,005             116,713
Research and development                                       0                   0                   0                   0
Amortization of intangibles                                    0                   0                   0                   0
Total operating expenses                                 115,507             880,498             996,005             116,713

Operating income (loss)                                  393,005             163,874             556,879             134,689

OTHER INCOME                                              1,991                 (139)              1,852              23,545

INTEREST EXPENSE                                          23,114               7,384              30,498                 145

Income (loss) before benefit for income taxes            371,882             156,351             528,233             158,089

BENEFIT (PROVISION) FOR INCOME TAXES                     (43,237)            (44,500)            (87,737)            (25,937)

NET INCOME (LOSS)                                    $   328,645         $   111,851         $   440,496         $   132,152


NET SALES

         Net sales for 2004 totaled $5,182,122 compared to $2,061,528 as of 2003, an increase of $3,120,594, or approximately 151%. This increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in 2004 as compared to 2003.


COST OF SALES

         Cost of sales for 2004 totaled $3,629,238 or approximately 70% of net sales compared to $1,810,126 or approximately 58% of net sales, for 2003. This increase in cost of sales as a percentage was due to an increase in material cost from the introduction of new product lines during 2004.

OPERATING EXPENSE

         Selling, general and administrative, and consulting fees for 2004 totaled $996,005 or approximately 19% of net sales, compared to $116,713 or approximately 5.66% for 2003. This increase in operating expense of $879,603 or approximately 756% was due to the hiring of additional administrative and marketing staff in order to build our infrastructure to meet the increased demand for our products and to market our new products.

INCOME (LOSS) FROM OPERATIONS

         Income (loss) from operations for 2004 was $556,879 as compared to income from operations of $134,689 for 2003, an increase of $422,190 or approximately 363%. This increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in 2004 as compared to 2003.

INTEREST EXPENSE

         Interest expense for 2004 totaled $30,498 compared to $145 for 2003, an increase of $30,353. This increase in interest expense was due to indebtedness related to the acquisition of fixed assets.

NET INCOME

         Net income (loss) was $440,496 for 2004 compared to $132,152 for 2003, an increase of $308,344. This increase was due to the expansion of our product lines to meet the needs of our existing clients and to service new clients in 2004 as compared to 2003.

LIQUIDTY AND CAPITAL RESOURCES

         China Digital, as the successor company, had no significant business operations or assets prior to the Acquisition. As such, the liquidity and capital resources described below of E'Jenie are the same for China Digital.


         Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $2,061,213 at December 31, 2005 and current assets totaled $4,765,684 at December 31, 2005. The Company's total current liabilities were $1,507,939 at December 31, 2005. Working capital at December 31, 2005 was $3,257,745. We believe that the funds available to us are adequate to meet our operating needs for 2006. During 2005, net cash provided by operating activities was $2,092,926. Cash used in financing activities was $2,093 for 2005.


CAPITAL EXPENDITURES

         Total capital expenditures during the year ended December 31, 2005 was $536,937.


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

OFF BALANCE SHEET ARRANGEMENTS

         We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

CRITICAL ACCOUNTING POLICES

         The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on current information, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates we used under different assumptions or conditions. We believe the following concentrations and critical accounting policies relate to our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

         The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

RECENT ACCOUNTING PRONOUNCEMENTS

         Reference is made to Note B to the Financial Statements included elsewhere in this report for a description of certain recently issued accounting pronouncements. We do not expect any of such recently issued accounting pronouncements to have a material effect on our consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

The Financial Statements of the Company appear at pages F-1 to F-21.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         We did not have any disagreement with our former accountants on accounting and financial disclosures. Please see our Amended Form 8-K filed on January 18, 2006 regarding our change of accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, management of the Company, with the participation of the Company's principal executive officer and the Company's principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including those officers, to allow timely decisions regarding required disclosure.

         During the period covered by this Report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.      OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

            The following table sets forth the name, age and position of each of our officers and directors as of March 15, 2006.

       NAME                     AGE        POSITION

       Changchun Zheng          43         Chairman and Chief Executive Officer
       Yu Xi Sun                32         President and Director
       Yao Miao                 34         Chief Financial Officer
       Hong Liang               42         Chief Operating Officer and Director
       Mei Jin Bin              28         Secretary and Director
       Xu Bao Dong              35         Director
       Zu Zhuan Xu              40         Director
       Alfred L. Simon          65         Director
       Yong Yang                43         Director

         All directors have a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with the Bylaws. All officers have a term of office lasting until their removal or replacement by the Board of Directors.

         Changchun Zheng, 43, has served as Chairman and Chief Executive Officer of China Digital since January 19, 2006. Prior to that Mr. Zheng was Chief Executive Officer of Shenzhen ShengNuo Digital Tech Co, Ltd. Under his leadership, he grew the company within fours years to become a recognized major vendor of IT and communications equipment in China. From 1996 to 2001, he served as Chief Executive Officer and Chairman of Shenzhen Hong Ye Science and Tech Co, Ltd. During his tenure, the company became a leading scientific investment company whose IT achievements are widely recognized in China. His experience also includes several years in executive positions at the Construction Bank of China, one of the largest banks in China. Mr. Zheng holds a Master of Science degree in National Economics and Management from the Chinese Academy of Social Science.

         Yao Miao, 34, has served as Chief Financial Officer of China Digital since February 2004. Before assuming this role, he was CFO of Shenzhen Southern Heng Ye Industrial Co., Ltd. From September 2002 through January 2004. He served as the auditing manager of the accounting department at Shenzhen Run Ze Universal Development Co., Ltd. From August 2001 through August 2002. He served as the accounting department director at Golden Butterfly International Software Co., Ltd. From June 1999 through July 2001. He has a Bachelor of Science degree in economics from Hubei University, and is a certified public accountant in China.

         Hong Liang, 42, has served as Chief Operating Officer and as a director of China Digital since January 19, 2006. Prior to that Mr. Liang served as Senior Project Manager at Shenzhen High Tech Investments and Guarantee Co., Ltd. Previously, Mr. Liang served as Chief Financial Officer at Shenzhen Hua Mao Mortgage Loan Firm; Shenzhen Hua Bao Electronic Company, Inc.; and Shenzhen Yong Gao Industries. He is also the former Executive Editor, Southwestern University of Finance and Economic Publishing Press. He holds both Bachelors and Masters degree in Economics from Southwestern University of Finance and Economics in Chengdu, China.

         Yu Xi Sun, 32, served as Vice President of Shenzhen E'Jenie Science and Technology Development Co., Ltd. from December 2004 to February 2006, Assistant President from September 2003 to December 2004 and Marketing Manager from May 2002 to August 2003. From January 2001 to April 2002 Ms. Sun was Marketing Director of the Eastern China Area at Shenzhen City Li Ke Energy Co., Ltd., and from July 1999 to December 2000 was Legal Counsel for Hubei Xing Yuan Battery Co., Ltd. Ms. Sun earned an M.S. in Law from Hubei University.

         Mei Jin Bin, 28, has served as a director of China Digital since February 2004. From February 2002 through June 2003 she was the executive general manager of Shenzhen E'Jenie Science and Technology Development Co., Ltd. From August 1999 January 2002 she served as the Executive Secretary of Shenzhen Gao Yi Electronic Co. Ltd. She is a graduate of Hubei Province Huangshi City Professional Institute.

         Xu Bao Dong, 35, has served as a director of China Digital since February 2004. Since March 2003 he served as Vice President at Shenzhen Heng Tian Tong Communication Equipment Inc. From August 2001 through February 2003 he served as the Marketing Director at Shenzhen Li Gao Electronics. From July 1999 until July 2001 he served as Marketing Director at Shenzhen Blue Hope Electronic Co., Ltd. He holds a Bachelors of Science degree from degree from Shenzhen University.

         Zu Zhuan Xu, 40, has served as a director of China Digital since December 2003. Since November 2002 he has served as the Vice Director of Human Resources and Senior Executive Assistant at Shenzhen Xin Jia Electronics Co., Ltd. From May 1999 until March 2002, he was the Director of Human Resources at Shenzhen Golden Island Biao Industrial Group. His primary job duties were to maintain, create, and implement all programs in Human Resources. From October 1992 through April 1999 he served as the Director of Human Resources at Shenzhen Xie Li Paper Products Co., Ltd. From April 1985 through September 1992 he served as the Primary Executive Secretary at E Zhou Huang Wei Electronic Generators Manufacture. Mr. Hu holds a Bachelor of Science degree from Shenzhen University.

         Alfred L. Simon, 65, has been the Principal of American Capital Group, which provides corporate financial services specializing in merger and acquisitions and capital fundraising since March 1, 1998. Mr. Simon began his career as an auditor and CPA at Ernst & Ernst in 1962, and has held numerous executive level positions since, including Chief Financial Officer at Arcata Research Corp., partner and co-director of research at Sanford C. Bernstein & Company, Vice President of Corporate Finance at Gruntal & Company; Director of Corporate Finance at Mabon Nugent & Company; and Director of Investment Banking at Philips Appel & Walden. He has also served on the Board of Directors of Carmel Container Systems and IIC Industries. Mr. Simon holds a Harvard MBA, CPA certification in NYSE and NASD registration as a General Securities Principal, Financial and Operations Principal and Supervisory Analyst. He also presently serves as a NASD Dispute Resolution Arbitrator.

         Yong Yang, 43, earned his Doctoral Degree in Chemistry from Xiamen University (China) - University of Essex (UK). Between December 997 and December 1998, Dr. Yang attended Oxford University, where he studied Physics and Theoretical Chemistry. Since May 1994, Dr. Yang has taught at the University of Xiamen. Dr. Yang has published over 100 academic research papers and has four patents in which he was the sole inventor. In 1992, he was awarded the 2nd Award from China Education Department. Dr. Yang is also the Special Invited Editor for "Science News Press." Dr. Yang has received multiple research grants from "China National Science Fund," and "State Outstanding New Generation Fund" (formerly known as the "China President Fund"), which is the highest honor and recognition in the field of Science Research in China. Since February 1999, Dr. Yang has served as Lead for more than 10 China National Level Research Projects. Currently, Dr. Yang is teaching a group of 20 graduate students, including Masters and Doctoral candidates

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); and were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting their respective activities.

INDEMNIFICATION

         Under Section 145 of the Nevada General Corporation law, we have broad powers to indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). Our Bylaws also provide that we have the power to indemnify our directors, officers, employees and other agents to the maximum extent permitted by Nevada law.


         Our articles of incorporation provides for the elimination of liability for monetary damages for breach of the directors' fiduciary duty of care to us and our shareholders. The provision does not eliminate the directors' duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Nevada law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to us, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for any transaction from which the director derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Nevada law. The provision does not affect director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.


BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

         We have undergone a significant change in management and restructuring of the Company. We are in the process of searching for outside directors to serve on our Board of Directors.

         The Board of Directors has designated the following directors as independent directors: Xu Bao Dong, Zu Zhuan Xu, Albert Simon and Yong Yang.

NOMINATIONS FOR DIRECTORS

         Our Board will adopt a formal policy regarding qualifications of director candidates. Currently, in evaluating director nominees, our Board considers a variety of factors, including the appropriate size of our Board of Directors; our needs o with respect to the particular talents and experience of our directors; experience with accounting rules and practices; and the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

         To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.

         During the fiscal year ended December 31, 2005, our Board of Directors met six times, and our Audit Committee met two times. No director attended fewer than 75% of the meetings of our Board or of each committee of which he was a member.

         Our Board of Directors does not currently provide a process for securityholders to send communications to our Board of Directors as we believe that until this point it has been premature given the limited liquidity of our common stock to develop such processes.

AUDIT COMMITTEE

         The Company has an audit committee charter. The audit committee: (i) appoints the Company's independent auditors and monitors the independence of the Company's independent auditors; (ii) reviews the Company's policies and procedures on maintaining its accounting records and the adequacy of its internal controls; (iii) reviews management's implementation of recommendations made by the independent auditors and internal auditors; (iv) considers and pre-approves the range of audit and non-audit services performed by independent auditors and fees for such services; and (v) reviews and votes on all transactions between the Company and any of its officers, directors or other affiliates.

         Xu Bao Dong, Zu Zhuan Xu and Albert Simon serve on our audit committee and are all independent directors. Albert Simon is the Chairman and audit committee financial expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company's equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of Forms 3, 4 and 5 furnished to the Company between January 1, 2005 through December 31, 2005, the Company's officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements except as follows: Young Yan has not filed a Form 3 for a transaction that occurred on may 12, 2005; Albert Simon has not filed a Form 3 for transaction that occurred on November 11, 2005.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers. Please see Item 13, Exhibit 14.1.

ITEM 10.  EXECUTIVE COMPENSATION

            The following sets forth the annual and long-term compensation for services in all capacities to us for the fiscal years ended December 31, 2005, 2004 and 2003 paid to our Chief Executive Officer and the other executive officer who was serving as an executive officer at the end of the last completed fiscal year. This compensation information relates to compensation received by the named executive officer while employed by us.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM COMPENSATION
                                                                      ------------------------------------------------
                                       ANNUAL COMPENSATION                    AWARDS                 PAYOUTS
                              --------------------------------------- ------------------------------------------------
  Name And Principal    Year    Salary       Bonus       Other        Restricted  Securities   LTIP      All Other
       Position                  ($)                     Annual          Stock      Under-   Payouts    Compensation
                                                      Compensation     Award(s)      Lying     ($)          ($)
                                              ($)         ($)             ($)      Options/
                                                                                   SARs (#)
 Yi Bo Sun(1)          2005       --           --          --             --          --        --           --
                       2004       --           --          --             --          --        --           --
                       2003       --           --          --             --          --        --           --

---------------
(1) Resigned as our Chairman, President and Chief Executive Officer on January 19, 2006.


                                OPTION GRANTS IN LAST FISCAL YEAR (JANUARY 1, 2005 - DECEMBER 31, 2005)


                             NUMBER OF       % OF TOTAL                                       POTENTIAL REALIZABLE
                             SECURITIES        OPTIONS                                          VALUE AT ASSUMED
                             UNDERLYING      GRANTED TO                                       ANNUAL RATE OF STOCK
                              OPTIONS       EMPLOYEES IN      EXERCISE       EXPIRATION      PRICE APPRECIATION FOR
NAME                        GRANTED (1)    THE FISCAL YEAR     PRICE            DATE               OPTION TERM
                                                                                                 5%          10%

Yi Bo Sun                             --                --       --              --              --          --

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR-END

                     AND FISCAL YEAR-END OPTION VALUES TABLE

         The following table contains information concerning the number of shares acquired and value realized from the exercise of options by the named executive officers during fiscal 2005 and the number of unexercised options held by the named executive officers at December 31, 2005.

                  NUMBER OF SHARES OF COMMON STOCK UNDERLYING    VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT
                        UNEXERCISED OPTIONS AT YEAR END                YEAR END (DECEMBER 31, 2005) (1)
                               (DECEMBER 31 2005)
     NAME            EXERCISABLE            UNEXERCISABLE            EXERCISABLE           UNEXERCISABLE

Yi Bo Sun                 --                      --                     --                      --


(1) Options are "in-the-money" if the market price of a share of common stock exceeds the exercise price of the option.

         We have no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

COMPENSATION OF DIRECTORS

         All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board meetings. During the fiscal year ended December 31, 2005, Albert Simon received $20,000 and options to purchase 100,000 shares of our common stock at an exercise price equal to 115% of the average daily closing bid price of our common stock for the 60 days prior to November 4, 2005.

BONUSES AND DEFERRED COMPENSATION

         We do not have any bonus, deferred compensation or retirement plan.

STOCK OPTIONS

         Our Board of Directors chose to make option or warrant awards to select officers, directors, consultants, or shareholder/investors in order to induce them to assist it in implementing its business plan and to provide long term additional incentive. These options or warrants, as awarded, were not awarded pursuant to a plan but were specific individual awards with varying terms and conditions. In some instances, our Board of Directors reserved the right to cancel these awards for non-performance or other reasons, or established a vesting schedule pursuant to which the award is earned.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

         There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in the Summary Compensation Table above, that would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or the our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of March 15, 2006, certain information regarding the ownership of voting securities of China Digital by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our current executive officers and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

               NAME AND ADDRESS OF                  AMOUNT AND NATURE OF BENEFICIAL              PERCENT OF
              BENEFICIAL OWNER (1)                           OWNERSHIP(2)                   OUTSTANDING SHARES(2)
    ------------------------------------------  ----------------------------------------  --------------------------

    Changchun Zheng .........................                      --                                 --

    Yao Miao.................................                      --                                 --

    Hong Liang                                                     --                                 --

    Yu Xi Sun                                                      --                                 --

    Mei Jin Bin .............................                      --                                 --

    Xu Bao Dong .............................                      --                                 --

    Zu Zhuan Xu .............................                      --                                 --

    Alfred L. Simon .........................                 100,000(3)                               *

    Yong Yang

    All executive officers and directors ....                 100,000                                  *
    as a group (6 persons)

    5% Stockholders:

    Cheering Limited ........................               5,700,000(4)                               7.8%

    Yi Bo Sun                                              35,700,000(5)                              48.9%

--------
*        Less than 1%

(1) The address of the persons named in this column is Number 2222. Jin Tian Road. An Lian Building, 15th Floor A-01 and A-02, Eutian, Shezhen, China.

(2) Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days or shares that otherwise may be acquired within 60 days of this Report are deemed to be beneficially owned by the person holding the options and warrants or person with the right to acquire such shares for computing such person's percentage, but are not treated as outstanding for computing the percentage of any other person.

(3)      Includes options to purchase 100,000 shares of our common stock.

(4) Yi Bo Sun, our former Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cheering Limited. Cheering Limited beneficially owns 5,700,000 shares of our Common Stock. As the Chief Executive Officer and Chairman of the Board of Cheering Limited, Yi Bo Sun may be deemed to beneficially own shares owned by Cheering Limited.

(5) In connection with the private placement we issued 30,000,000 shares of common stock, to the following investors:


         Xiong Xin Gan             7,200,000         9.87%
         Ruan Ju Xiang             6,000,000         8.22%
         Fan Xi                    5,400,000         7.40%
         Xu Zu Hong                4,500,000         6.17%
         Xu Zhu Zhuan              3,750,000         5.14%
         Fang Zao Jie              1,250,000         1.71%
         Wang Fu Xing              1,900,000         2.60%


         each of these investors executed an Irrevocable Proxy granting Yi Bo Sun, our former Chairman and Chief Executive Officer, the right to vote all shares of our common stock purchased by such investors in such placement. The Irrevocable Proxies expire May 1, 2006. As a result, Yi Bo Sun will be entitled to vote an aggregate of 35,700,000 shares (or approximately 48.9%) of our Common Stock until May 1, 2006.



         The following table sets forth certain information, as at December 31, 2005, with respect to the Company's equity compensation plans:

                                                                                             NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE       REMAINING AVAILABLE FOR
                                    ISSUED UPON EXERCISE OF        EXERCISE PRICE OF           FUTURE ISSUANCE
                                 OUTSTANDING OPTIONS, WARRANTS    OUTSTANDING OPTIONS,    UNDER EQUITY COMPENSATION
         PLAN CATEGORY                     AND RIGHTS             WARRANTS AND RIGHTS               PLANS
         -------------                     ----------                     -----------               -----
Equity compensation plans
approved by security holders..                      --                      --                           --

Equity compensation plans not
approved by security holders..                 100,000(1)                $0.53                           --
                                 ------------------------------- ----------------------- -----------------------------
  Total.......................                      --                      --                           --
                                 =============================== ======================= =============================


(1) Represents options to purchase 100,000 shares of our comment stock granted to Albert Simon.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During calendar years 2003 and 2004, we were parties to an agreement with Jack Gregory, our former President, whereby Mr. Gregory allowed us to use his office space rent-free until we were able to show significant revenue. This agreement terminated upon the consummation of the purchase of 5,700,000 shares of Common Stock by Cheering Limited.

ITEM 13.  EXHIBIT.

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
--------------------------------------------------------------------------------
2.1 Share Exchange Agreement, dated as of February 14, 2006, among China Digital Communication Group, a Nevada corporation, UPE Limited (Far
         East), a BVI corporation, Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., a Shenzhen corporation and a wholly-owned subsidiary of UPE Limited, and the shareholders of UPE Limited (Exhibit 2.1 to Form 8-K filed with the Commission on February 21, 2006)

2.2 Amended and Restated Share Exchange Agreement dated as of March 22, 2006, by and among China Digital Communication Group, Galaxy View International Ltd., Shenzhen Sono, and the shareholders of Galaxy View International Ltd. (Exhibit 2.1 to the Form 8-K filed March 24, 2006)

3.1 Articles of Incorporation (Exhibit 3(i)(1) to Form 8-K filed with the Commission on September 16, 2004)

3.2 Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)

3.3 Certificate of Amendment to the Articles of Incorporation (Exhibit 3(i)(2) to Form 8-K filed with the Commission on September 16, 2004)

3.4 Certificate of Amendment to the Articles of Incorporation (Exhibit 3(i)(3) to Form 8-K filed with the Commission on September 16, 2004)

4.1 Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22,
         2002)

4.2 2004 Equity Incentive Plan (Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on March 2, 2004)

4.3      Form of Class A, B and C Warrants

10.1 Form of Subscription Agreement dated March 17, 2004 by and among Jasmine's Garden and the Investors (Exhibit 4.1 to Form 8-K filed with the Commission on March 22, 2004)

10.2 Share Exchange Agreement and Plan of Reorganization (Exhibit 10.1 to the Form 8-K filed September 29, 2004)

10.3 Sales Contract dated April 21, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Shenzhen Gao Yi Electonics Co. LTD. (Exhibit
         10.1 to Form 8-K filed with the Commission on April 22, 2005)

10.4 Sales Contract dated July 12, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Wuhan Jie Xin Communication Development Co., LTD. (Exhibit 2.1 to Form 8-K filed with the Commission on July 14, 2005

10.5 Sales Contract dated December 31, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co. (Exhibit
         2.1 to Form 8-K field with the Commission on January 6, 2006)

10.6 Loan Agreement dated March 10, 2006, between China Digital Communication Group and United Private Equity (The Pacific) Limited. (Exhibit 2.1 to the Form 8-K filed March 15, 2006)

14.1*    Code of Ethics.

21.1*    List of Subsidiaries

23.1*    Consent of Lichter, Yu & Associates

23.2*    Consent of Kabani & Company, Inc.

31.1* Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.2* Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.1* Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 --------------------
 * Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees:

2005:

         The aggregate fees billed by our auditors, Kabani & Company, Inc., for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2005 were $32,000.

         The aggregate fees billed by our former auditors, Lichter, Yu & Associates, for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during fiscal year 2005 were $ 24,750.

2004:

         We incurred no audit fees to Kabani & Company for the year ended December 31, 2004.

         The aggregate fees billed by Lichter, Yu & Associates, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $40,000.

Audit Related Fees:

2005

         We incurred no audit related fees to Kabani & Company during the year ended December 31, 2005

         We incurred no audit related fees to Lichter, Yu & Associates during the year ended December 31, 2005

2004

         We incurred no audit related fees to Kabani & Company during the year ended December 31, 2004.

         Lichter, Yu & Associates was paid additional fees of approximately $2,500 for assurance and related services reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2004.

Tax Fees:

         We incurred no fees for professional services rendered by Kabani & Company, Inc. or Lichter, Yu & Associates, for tax compliance, tax advice and tax compliance services during the fiscal years ended December 31, 2005 and 2004.

Audit Committee Pre-approval Policies and Procedures

         Our Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA DIGITAL COMMUNICATION GROUP

                                        By: /s/ Changchun Zheng
                                            ------------------------------------
                                            Name:  Changchun Zheng
                                            Title: Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                                TITLE                            DATE

/s/ Changchun Zheng                      Chairman and Chief Executive     March 30, 2006
-------------------------------------    Officer
Changchun Zheng                          (Principal Executive Officer)



 /s/ Yao Miao                            Chief Financial Officer          March 30, 2006
-------------------------------------    (Principal Financial and
Yao Miao                                 Accounting Officer)
                                         President and Director

 /s/ Yuxi Sun                                                             March 30, 2006
-------------------------------------
Yuxi Sun

 /s/ Hong Liang                          Director                         March 30, 2006
-------------------------------------
Hong Liang

 /s/ Mei Jin Bin                         Director                         March 30, 2006
-------------------------------------
Mei Jin Bin

/s/ Xu Bao Dong                          Director                         March 30, 2006
-------------------------------------
Xu Bao Dong

/s/ Zu Zhuan Xu                          Director                         March 30, 2006
-------------------------------------
Zu Zhuan Xu

/s/ Alfred L. Simon                      Director                         March 30, 2006
-------------------------------------
Alfred L. Simon



/s/ Yong Yang                            Director                         March 30, 2006
-------------------------------------
Yong Yang

               China Digital Communication Group and Subsidiaries
                       (formerly Jasmine's Garden, Inc.)
                       Consolidated Financial Statements
                               December 31, 2005



                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheet                                                  F-2

Consolidated Statements of Income                                           F-3

Consolidated Statements of Cash Flow                                        F-4

Consolidated Statements of Changes in Stockholders' Equity                  F-5

Notes to Consolidated Financial Statements                                F-6-21

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
China Digital Communication Group and Subsidiaries, Inc.

We have audited the accompanying consolidated balance sheets of China Digital Communication Group and Subsidiaries, Inc. (a Nevada corporation) as of December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Communication Group and Subsidiaries, Inc. as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 10, 2006

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005


                                                 ASSETS
                                                 ------


CURRENT ASSETS
           Cash and cash equivalents                                        $2,061,213
           Accounts receivable, net                                          2,219,870
           Inventory                                                           343,705
           Prepaid expenses                                                    130,501
           Other receivables                                                    10,395
                                                                            ----------
                   Total Current Assets                                      4,765,684
                                                                            ----------

PROPERTY & EQUIPMENT, NET                                                      684,298
                                                                            ----------

OTHER ASSETS

           Deposits                                                              3,100
           Goodwill                                                          1,865,067
                                                                            ----------
                   Total Other Assets                                        1,868,167
                                                                            ----------

TOTAL ASSETS                                                                $7,318,149
                                                                            ==========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------


CURRENT LIABILITIES
           Accounts payable and accrued expenses                            $  903,467
           Income tax payable                                                  100,822
           Loan payable to related party                                       174,600
           Advances                                                             81,050
           Short term note payable                                             248,000
                                                                            ----------
           Total Current Liabilities                                         1,507,939
                                                                            ----------

STOCKHOLDERS' EQUITY


           Common stock, $.001 par value, 140,000,000
           shares authorized, 54,460,626 issued and outstanding                 54,461
           Additional paid in capital                                        2,913,114
           Statutory reserve                                                    94,327
           Other comprehensive income                                          111,684
           Retained earnings                                                 2,636,624
                                                                            ----------
           TOTAL STOCKHOLDERS' EQUITY                                        5,810,210
                                                                            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $7,318,149
                                                                            ==========

The accompanying notes are an integral part of thse consolidated financial statements

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                       2005             2004
                                                  ------------     ------------

     Sales, net                                   $ 12,742,088     $  2,338,718

     Cost of sales                                   8,971,859        1,294,346
                                                  ------------     ------------
                 GROSS PROFIT                        3,770,230        1,044,372

     Selling expense                                   165,780           55,416
     General and administrative expenses               839,418          227,082
     Consulting fees                                         -          598,000
                                                  ------------     ------------
                 INCOME FROM OPERATIONS              2,765,031          163,874
                                                  ------------     ------------

     Other (Income) Expense

                 Interest income                        (3,877)              (6)
                 Miscellaneous expense                       -              145
                 Interest expense                       32,856            7,384
                                                  ------------     ------------
                 Total Other (Income) Expense           28,979            7,523
                                                  ------------     ------------

                 INCOME BEFORE INCOME TAXES          2,736,052          156,351

     Provision for income taxes                        111,773           44,500
                                                  ------------     ------------

     NET INCOME                                   $  2,624,279     $    111,851
                                                  ============     ============

     NET INCOME (LOSS) PER SHARE:

                 Basic & diluted                  $       0.05     $          -
                                                  ============     ============

     WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

                 Basic & diluted                    54,460,626       39,172,889
                                                  ============     ============

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive



The accompanying notes are an integral part of these consolidated financials

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                           (FORMERLY JASMINE'S GARDEN)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                2005            2004
                                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income                                                      $ 2,624,279     $   111,851
            Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation                                                         83,807          13,500
            Gain on disposal of marketable securities                                 -           8,791
            (Gain)/ loss on disposal of property & equipment                     18,575               -
            Issuance of stock options                                            17,500               -
            Issuance of shares for consultants                                        -         598,000
            Cash acquired in acquisition                                              -         130,852
            (Increase) / decrease in assets:

                Accounts receivables                                           (204,099)       (626,976)
               Inventory                                                       (111,030)        (73,155)
               Other receivables                                                  2,328         182,045
               Prepaid expense                                                 (127,979)         (1,071)
               Deposits                                                           5,454          (8,470)
               Increase / (decrease) in current liabilities:

               Accounts payable and accrued expenses                           (231,904)         21,492
               Income tax payable                                               (27,801)        126,986
               Deferred revenue                                                  43,795          35,724
                                                                            -----------     -----------
            Total Adjustments                                                  (531,353)        407,718
                                                                            -----------     -----------

            NET CASH PROVIDED BY OPERATIONS                                   2,092,926         519,569
                                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

            Purchase of subsidiary                                                    -      (1,500,000)
            Proceeds from sale of property & equipment                            1,094               -
            Purchase of property & equipment                                   (536,937)       (103,665)
                                                                            -----------     -----------

            NET CASH USED IN INVESTING ACTIVITIES                              (535,843)     (1,603,665)
                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

            Payment on loan payable                                              (2,093)              -
            Issuance of common stock                                                  -       1,500,000
                                                                            -----------     -----------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                            (2,093)      1,500,000
                                                                            -----------     -----------

            Effect of exchange rate changes on cash and cash equivalents         69,097               -

            NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,624,087         415,905

            CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                        437,126          21,221
                                                                            -----------     -----------

            CASH AND CASH EQUIVALENTS, ENDING BALANCE                       $ 2,061,213     $   437,126
                                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURES:


            Cash paid during the year for:


                 Income tax payments                                        $    84,$                 -
                                                                            ===========     ===========

                 Interest payments                                          $    99,140     $     7,384
                                                                            ===========     ===========

            Non-cash investing and financing activities:


                 Issuance of stock for purchase of subsidiary               $         -     $   832,906
                                                                            ===========     ===========



The accompanying notes are an integral part of these consolidated financials

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                                    OTHER
                                                           COMMON STOCK         ADDITIONAL PAID  COMPREHENSIVE
                                                      SHARES         AMOUNT       IN CAPITAL        INCOME
                                                    ----------    -----------    -----------      ---------
 Balance January 1, 2004                             6,015,400    $     6,015    $    15,385      $       -

Issuance of stock                                   48,445,226         48,446      2,880,229              -

Net loss for the year ended December 31, 2004                -              -              -              -
                                                    ----------    -----------    -----------      ---------
 Balance December 31, 2004                          54,460,626         54,461      2,895,614              -

Issuance of stock options                                    -              -         17,500              -

Change in foreign currency translation gain                  -              -              -        111,684

Transfer to statutory reserve                                -              -              -              -

Net income for the year ended December 31, 2005              -              -              -              -
                                                    ----------    -----------    -----------      ---------
 BALANCE DECEMBER 31, 2005                          54,460,626    $    54,461    $ 2,913,114      $ 111,684
                                                    ----------    -----------    -----------      ---------
                                                                  RETAINED
                                                                  EARNINGS          TOTAL
                                                    STATUTORY   (ACCUMULATED    STOCKHOLDERS'
                                                     RESERVE      DEFICIT)         EQUITY
                                                    --------     ----------     -----------
 Balance January 1, 2004                            $      -    $    (5,179)    $    16,221

Issuance of stock                                          -              -       2,928,675

Net loss for the year ended December 31, 2004              -        111,851         111,851
                                                    --------     ----------     -----------
 Balance December 31, 2004                                          106,672      3,056,747

Issuance of stock options                                  -              -          17,500

Change in foreign currency translation gain                -              -         111,684

Transfer to statutory reserve                         94,327        (94,327)              -

Net income for the year ended December 31, 2005            -      2,624,279       2,624,279
                                                    --------     ----------     -----------
 BALANCE DECEMBER 31, 2005                          $ 94,327    $ 2,636,624     $ 5,810,210
                                                    --------     ----------     -----------

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A - ORGANIZATION

         China Digital Communication Group, formerly Jasmine's Garden, Inc. (the "Company") was incorporated under the laws of the State of Nevada on
         March 27, 2001. On September 30, 2004, the Company entered into an Exchange Agreement with Billion. Billion owns all of the issued and outstanding shares of Shenzhen E'Jenie Science and Technology Company, Limited (E'Jenie). Billion Electronics Co., Ltd. (Billion) was incorporated under the laws of the British Virgin Islands on July 27, 2004. Shenzhen E'Jenie Science & Technology Company Limited was legally established on July 8, 2002 under the laws of the Peoples' Republic of China. When used in these notes, the terms "Company," "we," "our," or "us" mean China Digital Communication Group and its Subsidiaries.

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

         Basis of Presentation

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

         Exchange Gain (Loss):

         During the year ended December 31, 2005 and 2004, the transactions of E'Jenie were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

         Translation Adjustment

         As of December 31, 2005 and 2004, the accounts of E'Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

         Cash and Cash Equivalents

         Cash  and  cash  equivalents  include  cash  in hand  and  cash in time
         deposits,   certificates   of  deposit  and  all  highly   liquid  debt
         instruments with original maturities of three months or less.

         Accounts Receivable

         The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $135,892 as at December 31, 2005.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Inventories

         Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2005 inventory consisted of raw material, work in progress and finished goods as follows:

         INVENTORY
         Raw Material                             $ 104,206
         Work-in-process                             74,182
         Finished goods                             165,317
                                                  ---------
                                                  $ 343,705
                                                  =========


         Property, Plant & Equipment

         Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

               Furniture and Fixtures                5 years
               Equipment                             5 years
               Computer Hardware and Software        5 years

         As of December 31, 2005 Property, Plant & Equipment consist of the following:

                    Machinery                         $ 745,419
                    Automobile                            9,531
                    Leasehold improvements               24,510
                    Office equipment                      2,957
                                                      ----------

                                                        782,418

                    Accumulated depreciation            (98,120)
                                                      ----------
                                                      $ 684,298
                                                      ==========

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Long-Lived Assets

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2005 there were no significant impairments of its long-lived assets.

         Fair Value of Financial Instruments

         Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

         Revenue Recognition

         The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

         Stock-Based Compensation

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
         Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB
         25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Advertising

         Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

         Income Taxes

         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         Basic and Diluted Earnings Per Share

         Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

         Statement of Cash Flows

         In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Goodwill and intangible assets

         Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets ("SFAS 142")," goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.

         The Company applies the criteria specified in SFAS No. 141, "Business Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

          The Company performed an impairment test relating to goodwill arising from its acquisitions and concluded that there was no impairment as to the carrying value of goodwill as of December 31, 2005.

         Segment Reporting

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent accounting pronouncements

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

         In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

         The Company believes that the adoption of these standards will have no material impact on its financial statements.

         Reclassifications

         Certain prior period amounts have been reclassified to conform to the year ended December 31, 2005 presentation.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE C - DEBT

         At December 31, 2005, the Company had borrowings outstanding in the aggregate amount of $248,000. Payable as follows:


                          DESCRIPTION
--------------------------------------------------------
Secured note payabel to a bank in                              $ 248,000
China, interest at the rate of 5.58% per annum, due on July 30, 2006

                                                        -----------------
Total                                                          $ 248,000
                                                        =================




NOTE D- RELATED PARTY LOAN

         As of December 31, 2005 and 2004, the company had a non-interest bearing loan payable to a shareholder of the company amounting to $174,600.

NOTE E- ADVANCES

         As of December 31, 2005, advances comprise of the following:


                          DESCRIPTION
-------------------------------------------------------
Advances from employees                                        $ 44,530

Advances from customers                                          36,520

                                                       -----------------
Total                                                          $ 81,050
                                                       =================

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE F - COMMON STOCK

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

         On March 9, 2004, the Company issued 11,960,000 shares under the Plan to a number of consultants who were engaged to provide various services to the Company during the period from January 1, 2004 to March 31, 2004 in relation to the Company's proposed plan to identify and complete a merger or acquisition with private entities. These shares were valued at $0.05 per share or $598,000 and were expensed as consulting fees in the statements of operations.

         On March 17, 2004, the Company completed a private offering of 30,000,000 shares of its common stock at a per share price of $0.05 to seven unaffiliated individuals, resulting in gross proceeds to the Company of $1,500,000. The proceeds were to be used for the Company's proposed plan to identify and complete a merger or acquisition with private entities.

         On September 30, 2004, the Company agreed to purchase all of the issued and outstanding shares of Billion from its shareholders for approximately $1,500,000 in cash and 4,566,210 shares of the Company's common stock, or approximately 8.7% of the total issued and outstanding shares.

         On September 30, 2004, the Company issued 1,919,016 shares of the Company's common stock to a company for guarantee fees related to the acquisition of Billion. The guarantee was valued at $604,595.

NOTE G - STOCK OPTION

         On November 4, 2005, the Company issued a nonqualified stock option for 100,000 shares to a member of the board with an exercise price of $0.53 that will expire on November 3, 2010. The option shall vest and become exercisable immediately.

         The Company's 2005 Stock Option Incentive Plan (the "Plan") provides for the grant of 100,000 option rights to a non-employee director. The Plan is administered by the Company's Compensation Committee ("Compensation Committee"). The Compensation Committee, as administrator of the plan, has the authority to select plan participants and determine the terms and conditions of such awards.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE G - STOCK OPTION (CONTINUED)

         The Company adopted SFAS 123(R) on November 1, 2005 using the modified prospective method. Prior to the adoption of SFAS 123(R) the Company did not have any stock options. The Company recorded expenses for stock based compensation of $17,500 and $0 for the years ended December 31, 2005 and 2004, respectively. The Company also recognized income tax benefits related to the stock based compensation of $6,000 and $0 for the years ended December 31, 2005 and 2004, respectively.

         Stock options -- The Stock options have a five-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was in excess of the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing assumptions.

                                                       Year ended December 31,
                                                       -----------------------
                                                        2005             2004
                                                        ----             ----
Expected volatility                                     58.0%            N/A
Expected term (in years)                                  5.0            N/A
Expected dividends                                         --             --
Risk-free rate of return (weighted average)              4.0%            N/A
Weighted average grant-date fair value                  $0.53            N/A

         Expected volatility is based on the historical volatility of the Company's stock price. The expected term represents the estimated average period of time that the options remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the stock options. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.

         A summary of the stock option activity for the year ended December 31, 2005 is presented below:

                             Number                              Weighted-Average      Aggregate
                             of            Weighted-Average    Remaining Contractual   Intrinsic
                             Options        Exercise Price         Term (years)          Value
Outstanding at January 1,
2005                                -                -
Granted                       100,000            $0.53
Exercised                           -                -
Forfeited                           -                -
                              -------            -----                    ----         -------
Outstanding at December 31,
2005                          100,000            $0.53                    4.75         $17,500
Exercisable at December 31,
2005                                -                -                       -               -
                              -------            -----                    ----         -------

         As of December 31, 2005, there was $17,500 of compensation cost related to the outstanding stock options. The total fair value of the options vested during the year ended December 31, 2005 was $17,500.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE H -   EXCHANGE AGREEMENT

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

NOTE I -   STOCK PURCHASE BUSINESS COMBINATION

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

         The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:


Cash and cash equivalents                $             130,852
Accounts receivable                                  1,337,093
Other receivable                                       194,494
Inventories                                            152,295
Property, plant, and equipment                         184,711
                                             ------------------
Total assets                                         1,999,445
                                             ------------------

Accounts payable                                      $552,572
Loan payable                                           241,345
Other current liabilities                              737,689
                                             ------------------
Total liabilities                                    1,531,606
                                             ------------------
Total acquisition cost                   $             467,839
                                             ==================

Cost
Total cost of investment                 $           2,332,906
Total Acquisition cost                                 467,839
                                             ------------------
Goodwill                                 $           1,865,067
                                             ==================

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE I -   STOCK PURCHASE BUSINESS COMBINATION (CONTINUED)

         The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Billion had occurred at January 1, 2004:

                                                       December 31, 2004
                                                       -----------------
         Sales                                               $5,181,694
          Net income (loss)                                     427,930
          Net income per share--basic                              .011
          Net income per share--diluted                            .011

         The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

NOTE J - COMPENSATED ABSENCES

         Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten
         (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six (6) through ten (10). Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2005 no accumulated vacation liability exists.

NOTE K - INCOME TAXES

         The Company through its subsidiary, E'Jenie, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of December 31, 2005.

         Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. E'Jenie qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE K - INCOME TAXES (CONTINUED)

The following is a reconciliation of income tax expense:

12/31/2005                                       U.S.             State       International       Total
                                            ---------------    ---------------------------------------------
Current                                                 $0             $800           $110,973     $111,773
Deferred                                                 -                -                  -            -
                                            ---------------    ---------------------------------------------
     Total                                              $0             $800           $110,973     $111,773
                                            ===============    =============================================

12/31/2004                                       U.S.             State       International       Total
                                            ---------------    ---------------------------------------------
Current                                            $44,500               $0                 $0      $44,500
Deferred                                                 -                -                  -            -
                                            ---------------    ---------------------------------------------
     Total                                         $44,500               $0                 $0      $44,500
                                            ===============    =============================================

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:


                                              12/31/2005        12/31/2004
                                            ---------------    -------------

US statutory tax rate                                  34%              34%
Foreign income not recognized in US                   -34%             -34%
PRC income tax                                         15%              15%
                                            ---------------    -------------

Effective rate                                         15%              15%


NOTE L - COMMITTMENTS

         The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $73,386 for the year ended December 31, 2005. The Company has future minimum lease obligations as follows:


2006                        $        72,594

Total                       $        72,594
                            ===============

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE M - STATUTORY COMMON WELFARE FUND

     As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.            Making up cumulative prior years' losses, if any;

ii. Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

iii. Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

iv. Allocations to the discretionary surplus reserve, if approved in the stockholders' general meeting.

         The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The amount included in the statutory reserve for the year ended December 31, 2005 amounted to $31,442.


NOTE N - STATUTORY RESERVE

         In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $62,885 as statutory reserve for the year ended December 31, 2005.

NOTE O - OTHER COMPREHENSIVE INCOME

         Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2005 and December 31, 2004 are as follows:


                                        Foreign Currency             Accumulated Other
                                    Translation Adjustment          Comprehensive Income
                                ---------------------------    -----------------------------
Balance at December 31, 2004                              -                               -
Change for 2005                                     111,684                         111,684

                                ----------------------------   -----------------------------
Balance at December 31, 2005                      $ 111,684                       $ 111,684
                                ============================   =============================

               CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                        (FORMERLY JASMINE'S GARDEN, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

 NOTE P - CURRENT VULNERABILITY DUE TO RISK FACTORS

         The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE Q - SUBSEQUENT EVENTS

         On January 1, 2006 The Company renewed an operating lease agreement for the office space in Los Angeles that will terminate on July 31, 2006. The office will serve as the new center of operations in North America. Monthly rent is $1,200.