Form 10QSB
period 2006-03-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2006-05-15
CIK 1144320

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the quarterly period ended - March 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ________ to ___________

                        Commission File Number 000-49715

                      CHINA DIGITAL COMMUNICATION GROUP
 ------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            NEVADA                                   91-2132336
 -----------------------------              --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
Incorporation or organization)

              Number 2222. Jin Tian Road. An Lian Building 15th
                         Floor A-01 and A-02. Futian.
                               Shenzhen. China
                   ---------------------------------------
                   (Address of principal executive offices)

                               86-755-2698-3767
                         --------------------------
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]   No [ ]

Indicate by check mark whether the issuer is a shell company (as defined in
Rule 12b-2 of the Exchange Act):  Yes  [ ]  No   [X]

As of May 9, 2006 there were 72,960,626 shares of Common Stock outstanding.

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                    INDEX


PART I.         FINANCIAL INFORMATION (unaudited)

Item 1.         Consolidated Financial Statements: (unaudited)

                Unaudited Consolidated Balance Sheets

                Unaudited Consolidated Statements of Operations

                Unaudited Consolidated Statements of Cash Flows

                Notes to the Unaudited Condensed Financial Statements

Item 2.         Management's Discussion and Analysis or Plan of Operation

Item 3.         Controls and Procedures

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.         Defaults Upon Senior Securities

Item 4.         Submission of Matters to a Vote of Security Holders

Item 5.         Other Information

Item 6.         Exhibits

Signature

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

Unaudited Condensed Consolidated Balance Sheet                          4

Unaudited Condensed Consolidated Statements of Income                   5

Unaudited Condensed Consolidated Statements of Cash Flow                6

Notes to Unaudited Condensed Consolidated Financial Statements          7

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
                          CONSOLIDATED BALANCE SHEET
                                March 31, 2006
                                 (Unaudited)

                                    ASSETS

Current Assets
         Cash and cash equivalents                            $     3,610,109
         Accounts receivable, net                                   1,297,433
         Inventory                                                    243,142
         Prepaid expenses                                             235,466
         Other receivables                                             10,462
                                                              ---------------
            Total Current Assets                                    5,396,612
                                                              ---------------

Property & equipment, net                                             641,522
                                                              ---------------

Other Assets
         Deposits                                                       3,100
         Cash advance for business acquisition                      3,000,000
         Goodwill                                                   1,865,067
                                                              ---------------
            Total Other Assets                                      4,868,167
                                                              ---------------

Total Assets                                                  $    10,906,301
                                                              ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable and accrued expenses                $       785,582
         Income tax payable                                            56,215
         Loan payable to related party                                174,600
         Advances                                                       1,965
         Short term note payable                                      249,600
                                                              ---------------
            Total Current Liabilities                               1,267,962
                                                              ---------------

Long-term debt, net of current portion                              3,000,000
                                                              ---------------

Stockholders' Equity
         Common stock, $.001 par value, 140,000,000
         shares authorized, 72,960,626, issued and
         outstanding                                                   72,961
         Additional paid in capital                                12,514,614
         Advance for business acquisition                          (9,620,000)
         Statutory reserve                                            128,784
         Other comprehensive income                                   203,030
         Retained earnings                                          3,338,950
                                                              ---------------
            Total Stockholders' Equity                              6,638,339
                                                              ---------------

Total Liabilities and Stockholders' Equity                        $10,906,301
                                                              ===============


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
                      CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
                                 (UNAUDITED)

                                                         2006          2005
                                                    ------------   -------------
Sales, net                                          $  3,183,547   $  2,907,512

Cost of sales                                          2,209,267      1,967,596
                                                    ------------   -------------
      Gross profit                                       974,280        939,916

Selling expense                                            7,194         10,552
General and administrative expenses                      164,773        165,958
                                                    ------------   -------------
      Income from operations                             802,313        763,406
                                                    ------------   -------------

Other (Income) Expense
      Interest income                                     (5,115)           (50)
      Miscellaneous expense                                  268         (8,791)
      Interest expense                                    29,840          5,335
                                                    ------------   -------------
      Total Other (Income) Expense                        24,993         (3,506)
                                                    ------------   -------------

      Income before income taxes                         777,320        766,912

Provision for income taxes                                40,537         41,113
                                                    ------------   -------------

Net income                                          $    736,783   $    725,799

Other comprehensive income
      Foreign currency translation                        91,346          2,580
                                                    ------------   -------------
Comprehensive Income                                $    828,129   $    728,379
                                                    ============   =============

Net income (loss) per share:
      Basic                                         $    0.01      $     0.01
                                                    ============   =============
      Diluted                                       $    0.01      $     0.01
                                                    ============   =============

Weighted average number of shares outstanding:
      Basic                                           63,710,626     54,460,626
                                                    ============   =============
      Diluted                                         63,716,126     54,460,626
                                                    ============   =============


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
                                 (UNAUDITED)
                                                         2006          2005
                                                    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                    $    736,783   $  722,779
      Adjustments to reconcile net income to net
      cash
      provided by operating activities:
      Provision for doubtful debts                         2,960           --
      Depreciation                                        48,834       14,237
      (Increase) / decrease in assets:
        Accounts receivables                             932,856     (296,088)
        Inventory                                        102,352     (219,696)
        Other receivables                                     --       (2,669)
        Prepaid expense                                 (103,841)       1,071
        Deposits                                              --     (133,780)
        Increase / (decrease) in current
        liabilities:
        Accounts payable and accrued expenses           (123,856)        (403)
        Income tax payable                               (44,783)      41,113
        Deferred revenue                                  79,277      (11,636)
                                                    ------------   -------------
      Total Adjustments                                  893,799     (607,851)
                                                    ------------   -------------
      Net cash provided by operations                  1,630,582      114,928
                                                    ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Advance for business acquisition                (3,000,000)          --
      Purchase of property & equipment                    (1,839)     (26,789)
                                                    ------------   -------------
      Net cash used in investing activities           (3,001,839)     (26,789)
                                                    ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment on loan payable                                 --         (881)
      Proceed from loan payable                        3,000,000           --
                                                    ------------   -------------
      Net cash provided by (used in) financing
      activities                                       3,000,000         (881)
                                                    ------------   -------------

      Effect of exchange rate changes on cash and
      cash equivalents                                   (79,847)       2,580

      Net increase in cash and cash equivalents        1,548,896       89,838

      Cash and cash equivalents, beginning balance     2,061,213      437,126
                                                    ------------   -------------

      Cash and cash equivalents, ending balance     $  3,610,109   $  526,964
                                                    ============   =============

SUPPLEMENTAL DISCLOSURES:
      Cash paid during the three month periods for:
        Income tax payments                         $     14,821   $       --
                                                    ============   =============
        Interest payments                           $     17,616   $    8,355
                                                    ============   =============
      Non cash transactions:
        Issuance of shares in advance for purchase
        of business                                 $  9,620,000   $       --
                                                    ============   =============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note A - ORGANIZATION

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

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information
      ---------------------------------------
      The accompanying unaudited consolidated financial statements have been prepared by China Digital Communication Group, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

      Basis of Consolidation
      ----------------------
      The consolidated financial statements include the accounts of China Digital Communication Group and its wholly owned subsidiaries Billion and E'Jenie, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Revenue Recognition
      -------------------
      The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Foreign Currency Translation
      ----------------------------
      As of March 31, 2006, the accounts of Billion and E'Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity. Transaction gains and losses are reflected in the income statement.

      Concentration of Credit Risk
      ----------------------------
      Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

      Cash and Cash Equivalents
      -------------------------
      Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

      Allowance for Doubtful Accounts
      -------------------------------
      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $138,852 as at March 31, 2006.

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Inventory
      Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. . As of March 31, 2006, inventory consisted of raw material, work in progress and finished goods as follows:

      INVENTORY

      Raw Material         $        100,450
      Work-in-process                61,013
      Finished goods                 81,679
                             ---------------
                             $      243,142
                             ===============


      Property, Plant & Equipment
      ---------------------------
      Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, as follows:

          Furniture and Fixtures          5 years
          Equipment                       5 years
          Computer Hardware and Software  5 years

      Depreciation expense for the three month periods ended March 31, 2006 and 2005 was $48,834 and $14,237, respectively.

      Advertising
      -----------
      Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

      Income Taxes
      ------------
      The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Basic and Diluted Earnings Per Share
      ------------------------------------

      Earnings per share is calculated in accordance with the SFAS No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting
      Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No.
      128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

      Statement of Cash Flows
      -----------------------
      In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

      Segment Reporting
      -----------------

      SFAS No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment.

      Goodwill and intangible assets
      ------------------------------

      Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its subsidiaries. Under SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS 142")," goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.

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

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The Company performed an impairment test relating to goodwill arising from its acquisitions and concluded that there was no impairment as to the carrying value of goodwill as of March 31, 2006.

      Recent accounting pronouncements
      --------------------------------

      In February 2006, FASB issued SFAS No. 155, ("SFAS No. 155") "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

      In March 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets" this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

          1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

          2.   Requires all separately recognized servicing assets and servicing
               liabilities   to  be  initially   measured  at  fair  value,   if
               practicable.

          3. Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

          4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

          5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

      This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

Note C - ACQUISTION AGREEMENTS

      On February 14, 2006, the Company, UPE Limited (Far East), a BVI corporation ("UPE Limited"), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., a Shenzhen corporation and a wholly-owned subsidiary of UPE Limited ("Zhuo Tong"), and the shareholders of UPE Limited (the "UPE Shareholders"), entered into a Share Exchange Agreement pursuant to which the Company will acquire 100% of UPE Limited in an all stock transaction valued at approximately US$9.6 million. The Company issued 18.5 million shares of its common stock to the UPE Shareholders in exchange for

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

      all of the shares UPE Limited (the "Share Exchange"). Upon the closing of the acquisition the Share Exchange, the UPE Shareholders will own approximately 25% of the Company. As of March 31, 2006, the acquisition has not been closed.

      On March 22, 2006, the Company, Galaxy View International LTD, a BVI corporation ("Galaxy"), Shenzhen Sono, a Shenzhen corporation and a wholly-owned subsidiary of Galaxy ("Sono"), and the shareholders of Galaxy, entered into a Share Exchange Agreement pursuant to which the Company will acquire 100% of Galaxy for approximately $8 million dollars. China Digital paid $3 million dollars on March 12, 2006 to Galaxy and will issue approximately 7.6 million shares of preferred stock which will be restricted for five years. As of March 31, 2006, the acquisition has not been closed.

Note D - PROPERTY PLANT & EQUIPMENT

      Property plant & equipment consist of the following as of March 31, 2006:

                       Machinery                  $       742,929
                       Leasehold improvement               31,717
                       Automobile                           9,593
                       Office equipment                    12,123
                                                  ---------------
                                                  $       796,361

                       Accumulated depreciation          (154,839)
                                                  ---------------
                                                  $       641,522
                                                  ===============

Note E - COMPENSATED ABSENCES

      Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten
      (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six (6) through ten
      (10). Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2006 no accumulated vacation liability exists.

Note F - INCOME TAXES

      The Company through its subsidiary, E'Jenie, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of March 31, 2006.

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. E'Jenie qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

      Income tax provision for the three months ended March 31, 2006:

                                                       March 31, 2006
                                                     -------------------
    Provision for PRC Income and local taxes         $            40,537
                                                     ===================
     U.S Statutory rates                                             34%

    Foreign income not recognized in USA                            (34%)
     PRC income tax                                                  15%

Note G- COMMITTMENTS

      Operating Leases
      The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $23,608 for the three month period ended March 31, 2006. The Company has future minimum lease obligations as follows:

                  2006                        $         51,680
                                              ----------------
                  Total                       $         51,680
                                              ================




Note H - DEBT

      At March 31, 2006, the Company had borrowings outstanding in the aggregate amount of $3,249,600. Payable as follows:

                                Description
      ------------------------------------------------
      Secured loan agreement in the form of a line         $      3,000,000
      of credit of up to $6 million dollars with a
      Company,  interest  at the  rate of 7.7% per
      annum,  principal  payments due on March 12,
      2009

      Secured note payable to a bank in China,                       249,600
      interest at the rate of 5.58% per annum,
      due on July 30, 2006
                                                           -----------------
      Total                                                $      3,249,600

      Current portion                                      $        249,600
                                                           -----------------

      Long term portion                                    $      3,000,000
                                                           =================


      A shareholder of the Company has guaranteed the line of credit by pledging his own shares of the Company stock worth approximately $9 million at fair market value as of March 10, 2006 as collateral for the line of credit issued to the Company.

      Interest expense on the above loans for the three month period ended March 31, 2006 was $15,493.

Note I - STOCKHOLDERS' EQUITY

      On February 14, 2006,  the Company,  UPE Limited, Zhuo Tong and

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

      the UPE Shareholders, entered into a Share Exchange Agreement (the "Agreement") pursuant to which China Digital will acquire 100% of UPE Limited in an all stock transaction valued at approximately US$9.6 million. The Company issued 18.5 million shares of its common stock to the UPE Shareholders in exchange for all of the shares UPE Limited (the "Share Exchange"). Upon completion of the Share Exchange, the Shareholders will own approximately 25% of the Company. As of March 31, 2006, the acquisition has not been closed.

Note J - STOCK OPTION

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

      The Company did not grant any options during the three month period ended March 31, 2006.

Note K - STATUTORY COMMON WELFARE FUND

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

      The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The amount included in the statutory reserve for the three month period ended March 31, 2006 amounted to $11,486.

Note L - STATUTORY RESERVE

      In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $22,971 as statutory reserve for the three month period ended March 31, 2006.

              CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
                         (FORMERLY JASMINE'S GARDEN)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note M - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2005 and March 31, 2006 are as follows:

                                           Foreign            Accumulated
                                          Currency               Other
                                          Translation         Comprehensive
                                          Adjustment             Income
                                      ------------------    ------------------
      Balance at December 31, 2005    $          111,684    $          111,684
      Change for 2006                             91,346                91,346
                                      ------------------    ------------------
      Balance at March 31, 2006       $          203,030    $          203,030
                                      ==================    ==================


Note N - RELATED PARTY TRANSACTIONS

      As of March 31, 2006, the Company has a non interest-bearing loan from Xuemei Fang, a shareholder, in the amount of $174,000.

      A shareholder of the Company has guaranteed the line of credit by pledging his own shares of the Company stock worth approximately $9 million at fair market value as of March 10, 2006 as collateral for the line of credit issued to the Company. See Note H.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The  following   management's   discussion  and  analysis  of  financial
condition and results of operations ("MD&A") should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto (the "2005 Consolidated Financial Statements"), along with the MD&A included in China Digital's 2005 Annual Report on Form 10-KSB for the period ended December 31, 2005. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

FORWARD-LOOKING STATEMENTS

      The information contained in this MD&A, other than historical information, contains "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management's current expectations and assumptions. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements.

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

      o     our reputation; and

      o     investor sentiment; and

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



OVERVIEW

      China Digital Communication Group (the "Registrant", "China Digital" or the "Company") was incorporated in Nevada on March 27, 2001 under the name Jasmine's Garden. In November 2004, we acquired Billion Electronic Co., Ltd., a company organized under the laws of the British Virgin Islands ("Billion"), and its wholly owned operating subsidiary, Shenzhen E'Jenie Technology Development Co., Ltd, a company incorporated under the laws of the Peoples Republic of China ("E'Jenie"). Through E'Jenie we manufacture and distribute lithium battery shells and related products primarily in China. Based upon specifications from its customers E'Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, our short to mid-term strategic plan is to focus on both domestic and international market expansion to expand and diversify our revenue base. To achieve this goal, we will focus on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions.

RESULTS OF OPERATIONS

      The following table presents the statement of operations for the three months ended March 31, 2006 as compared to the comparable period of the three months ended March 31, 2005. The discussion following the table is based on these results.

                                                       2006           2005
                                                  ------------     -----------
     Sales, net                                   $ 3,183,547      $ 2,907,512

     Cost of sales                                  2,209,267        1,967,596
                                                  -----------      -----------
                 Gross profit                         974,280          939,916

     Selling expense                                    7,194           10,552
     General and administrative expenses              164,773          165,958
                                                  -----------      -----------
                 Income from operations               802,313          763,406
                                                  -----------      -----------

     Other (Income) Expense
                 Interest income                       (5,115)             (50)
                 Miscellaneous expense                    268           (8,791)
                 Interest expense                      29,840            5,335
                                                  -----------      -----------
                 Total Other (Income) Expense          24,993           (3,506)
                                                  -----------      -----------

                 Income before income taxes           777,320          766,912

     Provision for income taxes                        40,537           41,113
                                                  -----------      -----------

     Net income                                   $   736,783      $   725,799
                                                  ===========      ===========

Net sales

      Net sales for the three months ended March 31, 2006 totaled $3,183,547 compared to $2,907,512 as of the three months ended March 31, 2005, an increase of $276,035 or approximately 9.5%. The increase was due to the expansion of our product lines to meet the needs of our existing clients and new clients.

Cost of Sales

      Cost of sales for the three months ended March 31, 2006 totaled $2,209,267 or approximately 69.4% of net sales compared to $1,967,596 or approximately 67.7% for the three months ended March 31, 2004. The increase in cost of sales was due to increase in cost of raw materials in 2006.

Operating Expense

      Selling, general and administrative, and consulting fees for the three months ended March 31, 2006 totaled $171,967 or approximately 5.4% of net sales, compared $176,510 or approximately 6.1% of net sales for the three months ended March 31, 2005. The decrease in operating expense of $4,543 or approximately 2.6% was due to decrease in expenses related to customer service for our existing clients.

Income (Loss) from Operations

      Income (loss) from operations for the three months ended March 31, 2006 was $802,313 as compared to income from operations of $763,406 for the three months ended March 31, 2005, an increase of $38,907. The increase was due to the expansion of our product lines to meet the needs of our existing clients and new clients.

Interest Expense

      Interest expense for the three months ended March 31, 2006 totaled $29,840 compared to $5,335 for the three months ended March 31, 2005, an increase of $24,505. The increase in interest expense was due to indebtedness related to the potential acquisition of new business.

Net Income

      Net income (loss) was $736,783 for the three months ended March 31, 2006 compared to $725,799 for the three months ended March 31, 2005, an increase of $10,984. The increase was due reasons stated above.

LIQUIDTY AND CAPITAL RESOURCES

      Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $3,610,109 at March 31, 2006 and current assets totaled $5,396,612 at March 31, 2005. The Company's total current liabilities were $4,267,962 at March 31, 2006. Working capital at March 31, 2006 was $4,128,650. We believe that the funds available to us are adequate to meet our operating needs for 2006. During the three months ended March 31, 2006, net cash provided by operating activities was $1,630,582.

      At March 30, 2006, the Company had $3,000,000 outstanding under its $6 million bank line of credit from United Private Equity Ltd. The Company borrowed under the line of credit to fund the cash portion of the purchase price for the acquisition of Galaxy View International, Ltd.

Capital expenditures

      Total capital expenditures during the three months ended March 31, 2005 was $1,839.

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

                                   PART II
                              OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Securities and Use of Proceeds.

            On February 14, 2006, the Company, UPE Limited (Far East), a BVI corporation ("UPE Limited"), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., a Shenzhen corporation and a wholly-owned subsidiary of UPE Limited ("Zhuo Tong"), and the shareholders of UPE Limited (the "UPE Shareholders"), entered into a Share Exchange Agreement pursuant to which China Digital will acquire 100% of UPE Limited in an all stock transaction valued at approximately US$9.6 million. China Digital issued 18.5 million shares of its common stock to the UPE Shareholders and will receive all of the shares UPE Limited upon closing. This transaction did not involve any public offering, and we believe that the transaction was exempt from the registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.


Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Exhibit
 Number                         Document Description
----------------------------------------------------------------------------
   3.1 Articles of Incorporation (Exhibit 3(i)(1) to Form 8-K filed with the Commission on September 16, 2004)
   3.2 Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
   3.3    Certificate of Amendment to the Articles of Incorporation
          (Exhibit 3(i)(2) to Form 8-K filed with the Commission on September 16, 2004)
   3.4 Articles of Incorporation (Exhibit 3(i)(1) to Form 8-K filed with the Commission on September 16, 2004)
  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: May 15, 2006                     CHINA DIGITAL COMMUNICATION GROUP


                                       By:    /s/ Yu Xi Sun
                                              -------------
                                       Name:  Yu Xi Sun
                                       Title: President

                                EXHIBIT INDEX

Exhibit
 Number                         Document Description
--------------------------------------------------------------------------------
   3.1 Articles of Incorporation (Exhibit 3(i)(1) to Form 8-K filed with the Commission on September 16, 2004)
   3.2 Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
   3.3    Certificate of Amendment to the Articles of Incorporation
          (Exhibit 3(i)(2) to Form 8-K filed with the Commission on September 16, 2004)
   3.4 Articles of Incorporation (Exhibit 3(i)(1) to Form 8-K filed with the Commission on September 16, 2004)
  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002