Form 10QSB
period 2006-06-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2006-08-14
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________to______________

Commission File Number 000-49715

CHINA DIGITAL COMMUNICATION GROUP
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2132336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Number 2222. Jin Tian Road. An Lian Building 15th
Floor A-01 and A-02. Futian.
Shenzhen. China
(Address of principal executive offices)

86-755-2698-3767
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2006 there were 54,301,535 shares of common stock and 7,575,757 shares of preferred stock oustanding.

Transitional Small Business Disclosure Format (check one) Yes No

-i-

PART IFINANCIAL INFORMATION

Item 1.Financial Statements

Unaudited Consolidated Balance Sheet	2

Unaudited Consolidated Statements of Income	3

Unaudited Consolidated Statements of Cash Flows	4
Notes to Unaudited Consolidated Financial Statements	5

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$3,234,905
Accounts receivable, net	5,576,735
Inventory	295,347
Prepaid expenses	225,122
Other receivables	350,273

Total Current Assets	9,682,382

Property & equipment, net	655,816

Other Assets
Deposits	3,100
Goodwill	6,966,976

Total Other Assets	6,970,076

Total Assets	$17,308,274

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,983,023
Income tax payable	46,321
Loan payable to related party	174,600
Advances	67,075
Shares to be issued	3,787,879

Total Current Liabilities	7,058,898

Long-term debt	3,000,000

Total Liabilities	10,058,898

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626, issued and outstanding	54,461
Additional paid in capital	2,913,114
Statutory reserve	142,667
Other comprehensive income	291,621
Retained earnings	3,847,513

Total Stockholders' Equity	7,249,376

Total Liabilities and Stockholders' Equity	$17,308,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTH PERIOD ENDED JUNE 30,		SIX MONTH PERIOD ENDED JUNE 30,
	2006	2005	2006	2005
Sales, net	$3,027,810	$3,316,327	$6,211,357	6,223,839
Cost of sales	2,119,460	2,443,542	4,328,727	4,411,138

Gross profit	908,350	872,785	1,882,630	1,812,701

Operating Expenses
Selling expense	8,591	23,481	15,785	34,033
General and administrative expenses	333,548	112,899	498,321	273,697

Total operating expenses	342,139	136,380	514,106	307,730

Income from operations	566,211	736,405	1,368,524	1,504,971

Other (Income) Expense
Interest income	(5,482)	(1,644)	(10,597)	(1,694)
Miscellaneous (income) expense	-	4,369	268	(4,423)
Interest expense	65,486	6,196	95,326	14,551

Total Other Income	60,004	8,921	84,997	8,434

Income before income taxes	506,207	727,484	1,283,527	1,496,537

Provision for income taxes	32,102	28,828	72,639	69,941

Net income	$474,105	$698,656	$1,210,888	$1,426,596

Other comprehensive income
Foreign currency translation	88,591	2,580	179,937	5,160

Comprehensive Income	$562,696	$701,236	$1,390,825	$1,431,756

Net income (loss) per share:
Basic	$0.01	$0.01	$0.02	$0.03

Diluted	$0.01	$0.01	$0.02	$0.03

Weighted average number of shares outstanding:
Basic	54,460,626	54,460,626	54,460,626	54,460,626

Diluted	54,470,795	54,460,626	54,470,795	54,460,626

The accompanying notes are an integral part of these unaudited consolidated financials.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,210,888	$1,426,596
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	92,017	32,530
Loss on disposal of property & equipment	-	4,067
(Increase) / decrease in assets:
Accounts receivables	(683,273)	(535,877)
Inventory	51,445	(98,081)
Other receivables	(947)	(2,198)
Prepaid expense	(93,421)	1,071
Deposits	-	(91,430)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	83,360	(55,165)
Income tax payable	(54,792)	(12,544)
Deferred revenue	(79,494)	(16,476)

Total Adjustments	(685,105)	(774,103)

Net cash provided by operations	525,783	652,493

CASH FLOWS FROM INVESTING ACTIVITIES
Acqusition of subsidiary	(3,000,000)	-
Cash acquired in acquisition	701,169	-
Purchase of property & equipment	(3,284)	(81,101)

Net cash used in investing activities	(2,302,115)	(81,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(249,240)	(1,773)
Proceeds from loan payable	3,000,000	-

Net cash provided by (used in) financing activities	2,750,760	(1,773)

Effect of exchange rate changes on cash and cash equivalents	199,264	5,160

Net increase in cash and cash equivalents	1,173,692	574,779
Cash and cash equivalents, beginning balance	2,061,213	437,126

Cash and cash equivalents, ending balance	$3,234,905	$1,011,905

SUPPLEMENTAL DISCLOSURES:
Cash paid during the three month periods for:
Income tax payments	$56,738	$82,487

Interest payments	$26,342	$8,355

The accompanying notes are an integral part of these unaudited consolidated financials.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A – ORGANIZATION

China Digital Communication Group (the "Company") was incorporated under the laws of the State of Nevada on March 27, 2001. On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. ("Billion"). Billion owns all of the issued and outstanding shares of Shenzhen E'Jenie Science and Technology Company, Limited (E'Jenie). Billion, was incorporated under the laws of the British Virgin Islands on July 27, 2004. E'Jenie was legally established on July 8, 2002 under the laws of the People's Republic of China ("PRC"). On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International, Ltd ("Galaxy View"). Galaxy View owns all of the issued and outstanding shares of Shenzhen Sono Digital Technologies Company Limited ("Sono"). Galaxy View was incorporated under the laws of the British Virgin Islands on August 22, 2005. Sono was legally established on May 29, 2001 under the laws of the PRC. When used in these notes, the terms "Company," "we," "our," or "us" mean China Digital Communication Group and its Subsidiaries.

On September 30, 2004, the Company entered into an Exchange Agreement with Billion. Pursuant to the Exchange Agreement, the Company agreed to purchase all of the issued and outstanding shares of Billion for approximately $1,500,000 in cash and 4,566,210 shares of the Company's common stock, or approximately 8.7% of the total issued and outstanding shares

On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View, the Company and the shareholders of Galaxy View (the "Shareholders"). Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at approximately $6,787,879. Under the terms of the Agreement, will pay to the Shareholders $3,000,000 million in cash and deliver 7,575,757 unregistered shares of China Digital's preferred stock valued at approximately $3,787,879.

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Basis of Consolidation
The consolidated financial statements include the accounts of China Digital Communication Group and its wholly owned subsidiaries Billion, E'Jenie, Galaxy View and Sono, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied and recorded as unearned revenue.

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

Exchange Gain (Loss)
During the six month period ended June 30, 2006, the transactions of E'Jenie and Sono were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment
As of June 30, 2006, the accounts of E'Jenie and Sono were maintained, and their financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity. Transaction gains and losses are reflected in the income statement.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $153,851 as at June 30, 2006.

Inventory
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2006, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory
Raw Material	$101,346
Work-in-process	54,592
Finished goods	139,408

$295,347

Property, Plant & Equipment
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

Depreciation expense for the three month periods ended June 30, 2006 and 2005 was $92,017 and $32,530, respectively.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Earnings Per Share
Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share." SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting
Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of June 30, 2006.

Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets ("SFAS 142")," goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company applies the criteria specified in SFAS No.141, "Business Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

The Company performed an impairment test relating to goodwill arising from its acquisitions and concluded that there was no impairment as to the carrying value of goodwill as of June 30, 2006.

As of June 30, 2006, the Goodwill comprised of the following:

Goodwill

Acquisition of Billion	$1,865,067
Acquisition of Galaxy View	5,101,909

$6,966,976

Recent accounting pronouncements
In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued SFAS 156 "Accounting for Servicing of Financial Assets" this Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose the "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities.
4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Note C – ACQUISTION AGREEMENTS

On February 14, 2006, the Company, UPE Limited (Far East), a BVI corporation ("UPE Limited"), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., a Shenzhen corporation and a wholly-owned subsidiary of UPE Limited ("Zhuo Tong"), and the shareholders of UPE Limited (the "Shareholders"), entered into a Share Exchange Agreement (the "Agreement") pursuant to which the Company will acquire 100% of UPE Limited in an all stock transaction valued at approximately US$9.6 million. The Company issued 18.5 million shares of its common stock to the shareholders in exchange for all of the shares UPE Limited (the "Share Exchange"). Upon completion of the Share Exchange, the Shareholders will own approximately 25% of the Company.

On June 26, 2006, the Company issued a press release announcing that it had terminated its Share Exchange Agreement dated February 14, 2006 (the "Agreement"), with UPE Limited, Zhuo Tong, and the shareholders of UPE Limited. As a result of the termination of the Agreement, the Shareholders returned, and the Company cancelled, the 18.5 million shares of the Company's common stock that were previously issued to the Shareholders.

On March 22, 2006, the Company, Galaxy View, and the shareholders of Galaxy, entered into a Share Exchange Agreement pursuant to which the Company will acquire 100% of Galaxy for approximately $6,787,879. The Company paid $3 million dollars on March 12, 2006 to Galaxy and will issue approximately 7.6 million shares of preferred stock which will be restricted for five years. The Company finalized the Agreement on June 28, 2006.

Note D – STOCK EXCHANGE AGREEMENT

On June 28, 2006 the Company completed the purchase of Galaxy View, which owns all of the issued and outstanding shares of Sono. By acquiring all of the outstanding capital stock of Galaxy View and Sono in exchange for $3,000,000 and 7,575,757 shares of the Company's preferred stock which will be restricted for five years. The acquisition was accounted for using the purchase method of accounting and, accordingly, Galaxy View's and Sono's results of operations have been included in the consolidated financial statements since the date of acquisition. As of June 30, 2006, the preferred stock was not issued and was recorded as a liability of $3,787,879 in the books of the Company.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$701,169
Accounts receivable	2,648,929
Other receivable	337,825
Prepaid	701
Property, plant, and equipment	54,041

Total assets	3,742,665

Accounts payable	$1,991,591
Deferred revenue	65,104

Total liabilities	2,056,695

Total acquisition cost	$1,685,970

Cost
Total cost of investment	$6,787,879
Total Acquisition cost	1,685,970

Goodwill	$5,101,909

Note E – Property Plant & Equipment

Property, plant & equipment consist of the following:

Machinery	$746,756
Leasehold improvement	31,819
Automobile	9,623
Office equipment	79,871

$868,070
Accumulated depreciation	(212,254)

$655,816

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note F – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of June 30, 2006, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$2,188,803
Accrued interest	68,984
Other payable	544,297
VAT payable	180,939

Total	$2,983,023

Note G – INCOME TAXES

The Company, through its subsidiaries, E'Jenie and Sono, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of June 30, 2006.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. E'Jenie and Sono are qualified as new technology enterprises and, under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

Income tax provision for the six months ended June 30, 2006:

Provision for PRC Income and local taxes	$72,639

U.S Statutory rates	34%
Foreign income not recognized in USA	(34%)
PRC income tax	15%

Note H – COMMITTMENTS

Operating Leases
The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of approximately $47,270 for the six month period ended June 30, 2006. The Company has future minimum lease obligations as follows:

2006	$28,074

Total	$28,074

Note I – LONG-TERM DEBT

At June 30, 2006, the Company had borrowings outstanding in the aggregate amount of $3,000,000, payable as follows:

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Description
Secured loan agreement in the form of a line of credit	$3,000,000
of up to $6 million dollars with a Company, interest at the
rate of 7.7% per annum, principal payments
due on March 12, 2009

Total	$3,000,000
Current portion	$-

Long term portion	$3,000,000

Interest expense on the above loan for the six month period ended June 30, 2006 and 2005 was $68,984 and $0, respectively.

Note J – STOCK OPTION

On November 4, 2005, the Company issued a nonqualified stock option for 100,000 shares to a member of the board with an exercise price of $0.53 that will expire on November 3, 2010. The option vested and became exercisable immediately.

The Company's 2005 Stock Option Incentive Plan (the "Plan") provides for the grant of 100,000 option rights to a non-employee director. The Plan is administered by the Company's Compensation Committee ("Compensation Committee"). The Compensation Committee, as administrator of the plan, has the authority to select plan participants and determine the terms and conditions of such awards.

The Company did not grant any options during the six month period ended June 30, 2006.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note K – STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years' losses, if any.

ii.

Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital.

iii.

Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund," which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees.

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders' general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The amount included in the statutory reserve for the six month period ended June 30, 2006 amounted to $16,113.

Note L – STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting to $32,267, as statutory reserve for the six month period ended June 30, 2006.

Note M – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2005 and June 30, 2006 are as follows:

Balance at December 31, 2005	$111,684
Change for 2006	179,937

Balance at June 30, 2006	291,621

Note N – RELATED PARTY TRANSACTIONS

As of June 30, 2006, the Company has a non-interest-bearing loan from Xuemei Fang, a shareholder, in the amount of $174,600.

A shareholder of the Company has guaranteed the line of credit by pledging his own shares of the Company stock worth approximately $9 million at fair market value as of March 10, 2006 as collateral for the line of credit issued to the Company. See Note I.

Note O – SUBSEQUENT EVENTS

On July 9, 2006, the Company issued 7,575,757 preferred shares to the prior shareholders of Galaxy View pursuant to the Stock Exchange Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto (the “2005 Consolidated Financial Statements”), along with the MD&A included in the Company’s 2005 Annual Report on Form 10-KSB for the period ended December 31, 2005. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

FORWARD-LOOKING STATEMENTS

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2, “Management’s Discussion and Analysis or Plan of Operation,”are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,”“estimate,” “expect,” “intend,” “plan,”“project,” “target,” “can,” “could,”“may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements.

•	the effect of political, economic and market conditions and geopolitical events;

•	legislative and regulatory changes that affect our businesses;

•	the availability of funds and working capital;

•	the actions and initiatives of current and potential competitors;

•	investor sentiment; and

•	our reputation.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the Securities and Exchange Commission should be considered in evaluating forward-looking statements.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this prospectus or supplements to this prospectus. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements.

OVERVIEW

The Company was incorporated in Nevada on March 27, 2001, under the name Jasmine’s Garden. In November 2004, we acquired Billion Electronic Co., Ltd., a company organized under the laws of the British Virgin Islands (“Billion”), and its wholly-owned operating subsidiary, Shenzhen E’Jenie Technology Development Co., Ltd, a company incorporated under the laws of the Peoples Republic of China (“E’Jenie”). Through E’Jenie we manufacture and distribute lithium battery shells and related products primarily in China. Based upon specifications from its customers E’Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps.

On June 28, 2006, the Company consummated the acquisition of Galaxy View International Ltd. ("Galaxy View") and its wholly-owned operating subsidiary, Shenzhen Sono Digital Technologies Company Liited ("Sono"). Galaxy View is a British Virgin Islands corporation and Sono a corporation of the People's Republic of China. The Company, through its acquisition of Galaxy View and Sono, is now also engaged in the mobile communication equipment industry.

Currently, our short to mid-term strategic plan is to focus on both domestic and international market expansion to expand and diversify our revenue base. To achieve this goal, we will focus on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions.

The Company closed the acquisition deal with Galaxy View on June 28, 2006. Therefore, we consolidated Galaxy View’s Balance sheet as of June 30, 2006, within this quarterly financial report, and its income statement from the date following the consolidation to the end of the current period, June 30, 2006, also within this quarterly financial report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Net Sales

Net sales for the three months ended June 30, 2006 totaled $3,027,810 compared to $3,316,327 for three months ended June 30, 2005, a decrease of $288,517 or approximately 8.7%. The decrease was primarily due to increased competition in our aluminum shells and caps, sales of which decreased by 37%. The sales of our steel shells, however, increased by 9% and the Company has yet to realize significant revenue from their latest product line, lithium ion batteries.

Cost of Sales

Cost of sales for the three months ended June 30, 2006 totaled $2,119,460, or approximately 70.0% of net sales, compared to $2,443,542, or approximately 73.7% of net sales for the three months ended June 30, 2005. The decrease in cost of sales was due to the decrease in sales, the decrease in percentage was due to a more efficient and maturity production process and improvements made to increase our efficiency.

Operating Expense

Selling, general and administrative for the three months ended June 30, 2006 totaled $342,139, or approximately 11.3% of net sales, compared to $136,380 or approximately 4.1% of net sales, for the three months ended June 30, 2005. This increase was primarily due to increased spending on marketing and public relations expenses. The expenses associated with public relations and conference events were $93,850. The Company also incurred additional legal, accounting, and consulting fees during the quarter ended June 30, 2006.

Income From Operations

Income from operations for the three months ended June 30, 2006 totaled $566,211 compared to income from operations of $736,405 for the three months ended June 30, 2005, a decrease of $170,194.

Interest Expense

Interest expense for the three months ended June 30, 2006 totaled $65,486 compared to $6,196 for the three months ended June 30, 2005, an increase of $59,290. The increase in interest expense was due to a long-term loan of $3,000,000 obtained in connection with the acquisition of Galaxy View and Sono.

Net Income

Net income for the three months ended June 30, 2006 totaled $474,105 compared to $698,656 for the three months ended June 30, 2005, a decrease of $224,551. The decrease was primarily due to the decrease in sales and increase in operating expenses.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Net Sales

Net sales for the six months ended June 30, 2006 totaled $6,211,357 compared to $6,223,839 for the six months ended June 30, 2005, a decrease of $12,482 or approximately 0.2%. The decrease was primarily due to increased competition in our aluminum shells and caps, sales of which decreased by 26%. Our sales of our steel shell and caps, however, increased by 14% during the six months ended June 30, 2006.

Cost of Sales

Cost of sales for the six months ended June 30, 2006 totaled $4,328,727, or approximately 69.7% of net sales, compared to $4,411,138, or approximately 70.9% of net sales, for the six months ended June 30, 2005. The decrease in cost of sales was due to the decrease in sales. The decrease in percentage was due to a more efficient and maturity production process and improvements made to increase our efficiency.

Operating Expense

Selling, general and administrative expenses for the six months ended June 30, 2006 totaled $514,105, or approximately 8.3% of net sales, compared to $307,730, or approximately 4.9% of net sales, for the six months ended June 30, 2005. This increase was primarily due to increased spending on marketing and public relations expenses. The expenses associated with public relations and conference events were $93,850. The Company also incurred additional legal, accounting, and consulting fees during the six months ended June 30, 2006.

Income From Operations

Income from operations for the six months ended June 30, 2006 totaled $1,368,524 compared to income from operations of $1,504,971 for the six months ended June 30, 2005, a decrease of $136,447.

Interest Expense

Interest expense for the six months ended June 30, 2006 totaled $95,326 compared to $14,551 for the six months ended June 30, 2005, an increase of $80,775. The increase in interest expense was due to a long-term loan of $3,000,000 obtained in connection with the acquisition of Galaxy View and Sono.

Net Income

Net income for the six months ended June 30, 2006 totaled $1,210,888 compared to $1,426,596 for the six months ended June 30, 2005, a decrease of $215,708. The decrease was primarily due to a decrease in sales and an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $3,234,905 at June 30, 2006 and current assets totaled $9,682,382 at June 30, 2006. The Company’s total current liabilities were $7,058,898 at June 30, 2006. Working capital at June 30, 2006 was $2,623,484. We believe that the funds available to us are adequate to meet our operating needs for 2006.

During the six months ended June 30, 2006 and 2005, net cash provided by operating activities was $525,783 and $652,493, respectively. Net cash used in investing activities was $2,302,115 for the six months ended June 30, 2006 compared to $81,101 for the six months ended June 30, 2006. This increase primarily resulted from the $3,000,000 paid in connection with the acquisition of Galaxy View and Sono. Net cash provided by financing activities for the six months ended June 30, 2006 was $2,750,760 compared to net cash used in financing activities of ($1,733) for the six months ended June 30, 2005. This change is primarily due to the $3,000,000 loan obtained in connection with the acquisition of Galaxy View and Sono.

CAPITAL EXPENDITURES

Total capital expenditures during the six months ended June 30, 2006 and 2005 were $3,284 and $81,101, respectively.

WORKING CAPITAL REQUIREMENTS

Historically, operations and short-term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short-term will depend upon numerous factors, including operating results, competition and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and our ability to raise capital.

RISK FACTORS

RISKS ASSOCIATED WITH OUR COMMON STOCK

There Is A Limited Public Market For Our Common Stock.

There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

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

A Group Of Seven Investors Beneficially Own 48.4% Of Our Common Stock.

We sold 30,000,000 shares of common stock to seven individuals in a private placement in March of 2005. As a result of such offering, such investors as a group will beneficially own approximately 48.4% of the issued and outstanding shares of common stock. The investors have granted Yi Bo Sun an irrevocable proxy to direct the voting of their shares of common stock, which expired May 1, 2006. Upon the expiration of these proxies, the investors as a group will be able to exercise control over any matters requiring the vote of stockholders, including the approval of any business acquisition and the election of directors assuming no further issuances. This could delay or prevent a change in control of our board of directors. This may have the effect of precluding or delaying the opportunity of minority stockholders to sell their common stock to interested purchasers or may significantly reduce the offering price in any such transaction.

We Do Not Intend To Pay Dividends On Our Common Stock.

We have not paid any dividends on our common stock to date and there are no plans for paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, that can be allocated to dividends.

RISKS RELATED TO DOING BUSINESS IN CHINA

Much of our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

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

Any Change In Policy By The Chinese Government Could Adversely Affect Investments In Chinese Businesses.

Changes in Chinese policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the Chinese government’s ability to continue with its reform.

We Face Economic Risks In Doing Business In China.

As a developing nation, China’s economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999, the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government’s pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese Legal And Judicial System May Negatively Impact Foreign Investors.

In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in China. However, China’s system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on written statutes, a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, our management, with the participation of our Chief Executive Officer (principal executive officer) and the our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, these officers concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls.

During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On February 14, 2006, the Company, UPE Limited (Far East), a BVI corporation ("UPE Limited"), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., a Shenzhen corporation and a wholly-owned subsidiary of UPE Limited ("Zhuo Tong"), and the shareholders of UPE Limited (the "Shareholders"), entered into a Share Exchange Agreement pursuant to which the Company would acquire 100% of UPE Limited in an all stock transaction valued at approximately US$9.6 million. The Company issued 18.5 million shares of its common stock to the Shareholders in exchange for all of the shares UPE Limited upon closing. This transaction did not involve any public offering, and we believe that the transaction was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended. On June 26, 2006 the Company announced that it had terminated this agreement. As a result of the termination, the Shareholders returned, and the Company cancelled, the 18.5 million shares of the Company's common stock that were previously issued to the Shareholders.

On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View, the Company and the shareholders of Galaxy View (the "Shareholders"). Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at approximately $6,787,879. Under the terms of the Agreement, we will pay to the Shareholders $3,000,000 million in cash and deliver 7,575,757 unregistered shares of China Digital's preferred stock valued at approximately $3,787,879. The preferred shares have rights of 7 votes per share and the Shareholders must hold the shares for at least 5 years pursuant to a lock-up agreement. The Company relied upon the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2006	CHINA DIGITAL COMMUNICATION GROUP By: /s/ Ran Liang Name: Ran Liang Title: Chief Executive Officer