Form 10QSB
period 2006-09-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2006-11-14
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended - September 30, 2006

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2006 there were 54,460,626 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐     No ☒

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	2

Unaudited Condensed Consolidated Statements of Operations

Unaudited Condensed Consolidated Statements of Cash Flow	4

Notes to unaudited Condensed Consolidated Financial Statements	5

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$1,160,521
Accounts receivable, net	5,423,129
Inventory	262,327
Other receivables	80,326
Total Current Assets	6,926,303

Property & equipment, net	634,924

Other Assets
Deposits	515,408
Goodwill	6,966,976
Total Other Assets	7,482,384

Total Assets	$15,043,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,564,512
Income tax payable	46,341
Loan payable to related party	174,600
Deferred revenue	1,993
Advances	65,832
Total Current Liabilities	2,853,278

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626, issued and outstanding	54,461
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	6,693,417
Statutory reserve	302,199
Other comprehensive income	128,360
Retained earnings	5,004,320
Total Stockholders' Equity	12,190,333

Total Liabilities and Stockholders' Equity	$15,043,611

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Sales, net	$4,031,596	$3,405,238	$10,242,953	$9,629,077

Cost of sales	2,364,631	2,420,281	6,693,358	6,831,419
Gross profit	1,666,965	984,957	3,549,595	2,797,658

Operating Expenses
Selling expense	36,813	10,487	52,598	44,520
General and administrative expenses	251,488	161,119	749,809	434,816
Total operating expenses	288,301	171,606	802,407	479,336

Income from operations	1,378,664	813,351	2,747,188	2,318,322

Other (Income) Expense
Interest income	(8,512)	(972)	(19,109)	(2,666)
Miscellaneous (income) expense	(630)	15,052	(362)	10,629
Interest expense	69,636	8,421	164,962	22,972
Total Other Income	60,494	22,501	145,491	30,935

Income before income taxes	1,318,170	790,850	2,601,697	2,287,387

Provision for income taxes	210	42,362	72,849	112,303

Net income	1,317,960	748,488	2,528,848	2,175,084

Other comprehensive income
Foreign currency translation	(163,261)	65,915	16,676	71,075

Comprehensive Income	$1,154,699	$814,403	$2,545,524	$2,246,159

Net income (loss) per share:
Basic & Diluted	$0.02	$0.01	$0.05	$0.04

Weighted average number of shares outstanding:
Basic & Diluted	54,460,626	54,460,626	54,460,626	54,460,626

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti dilutive.

The accompanying notes are an integral part of these consolidated financials

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,528,848	$2,175,084
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	139,505	59,292
Loss on disposal of property & equipment	-	19,166
(Increase) / decrease in assets:
Accounts receivables	(472,045)	(121,044)
Inventory	87,451	89,715
Other receivables	268,398	(49,547)
Prepaid expense	131,285	(664)
Deposits	(505,052)	(93,670)
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(545,029)	(48,463)
Income tax payable	(54,950)	(49,139)
Deferred revenue	(79,723)	(16,030)

Total Adjustments	(1,030,161)	(210,384)

Net cash provided by operations	1,498,687	1,964,700

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	(3,000,000)	-
Cash acquired in acquisition	708,002	-
Acquisition of property & equipment	(22,651)	(316,760)

Net cash used in investing activities	(2,314,649)	(316,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(3,249,960)	(2,120)
Proceed from loan payable	3,000,000	-

Net cash used in financing activities	(249,960)	(2,120)

Effect of exchange rate changes on cash and cash equivalents	165,230	72,585

Net increase (decrease) in cash and cash equivalents	(900,692)	1,718,405

Cash and cash equivalents, beginning balance	2,061,213	437,126

Cash and cash equivalents, ending balance	$1,160,521	$2,155,531

SUPPLEMENTAL DISCLOSURES:

Cash paid during the three month periods for:

Income tax payments	$56,902	$164,091

Interest payments	$37,754	$22,972

Non cash transactions:

Issuance of preferred stock for purchase of business	$7,576	$-

The accompanying notes are an integral part of these consolidated financials

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A - ORGANIZATION

China Digital Communication Group (the “Company”) was incorporated under the laws of the State of Nevada on March 27, 2001. On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (Billion). Billion owns all of the issued and outstanding shares of Shenzhen E’Jenie Science and Technology Company, Limited (E’Jenie). Billion, was incorporated under the laws of the British Virgin Islands on July 27, 2004. Shenzhen E’Jenie Science & Technology Company Limited, was legally established on July 8, 2002 under the laws of the Peoples’ Republic of China (PRC). On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International, Ltd (Galaxy View). Galaxy View owns all of the issued and outstanding shares of Shenzhen Sono Digital Technologies Company Limited (Sono). Galaxy View was incorporated under the laws of the British Virgin Islands on August 22, 2005. Sono was legally established on May 29, 2001 under the laws of the Peoples’ Republic of China. When used in these notes, the terms “Company,” “we,” “our,” or “us” mean China Digital Communication Group and its Subsidiaries.

On September 30, 2004, the Company entered into an Exchange Agreement with Billion. Pursuant to the Exchange Agreement, the Company agreed to purchase all of the issued and outstanding shares of Billion for approximately $1,500,000 in cash and 4,566,210 shares of the Company’s common stock, or approximately 8.7% of the total issued and outstanding shares.

On June 28, 2006, the Company finalized an Exchnage Agreement with Galaxy View International Ltd., the Company and the shareholders of Galaxy View (the “Shareholders”). Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at approximately $6,787,879. Under the terms of the Agreement, the Company will pay to the Shareholders $3,000,000 million in cash and deliver 7,575,757 unregistered shares of China Digital preferred stock valued at approximately $3,787,879.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by China Digital Communication Group, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

The consolidated financial statements include the accounts of China Digital Communication Group and its wholly owned subsidiaries Billion, E’Jenie, Galaxy View and Sono , collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Exchange Gain (Loss):

During the nine month period ended September 30, 2006, the transactions of E’Jenie and Sono were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of September 30, 2006, the accounts of E’Jenie and Sono were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $155,581 as of September 30, 2006.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2006, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory
Raw Material	$87,486
Work-in-process	29,089
Finished goods	145,753

$262,327

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”),” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.

The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

 The Company performed an impairment test relating to goodwill arising from its acquisitions and concluded that there was no impairment as to the carrying value of goodwill as of September 30, 2006.

As of September 30, 2006, the Goodwill comprised of the following:

Goodwill
Acquisition of Billion	$1,865,067
Acquisition of Galaxy View	5,101,909

$6,966,976

Recent accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.   A brief description of the provisions of this Statement

b.   The date that adoption is required

c.   The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Note C - ACQUISTION AGREEMENTS

On February 14, 2006, China Digital Communication Group, UPE Limited (Far East), a BVI corporation ("UPE Limited"), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., a Shenzhen corporation and a wholly-owned subsidiary of UPE Limited ("Zhuo Tong"), and the shareholders of UPE Limited (the "Shareholders"), entered into a Share Exchange Agreement (the "Agreement") pursuant to which China Digital will acquire 100% of UPE Limited in an all stock transaction valued at approximately US$9.6 million. China Digital issued 18.5 million shares of its common stock to the Shareholders in exchange for all of the shares UPE Limited (the "Share Exchange"). Upon completion of the Share Exchange, the Shareholders will own approximately 25% of China Digital.

On June 26, 2006, the Company issued a press release announcing that it had terminated its Share Exchange Agreement dated February 14, 2006 (the “Agreement”), with UPE Limited (Far East), a BVI corporation (UPE Limited”), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., a Shenzhen corporation and a wholly-owned subsidiary of UPE Limited, and the shareholders of UPE Limited (the “Shareholders”). As a result of the termination of the Agreement, the Shareholders returned, and the Company cancelled, the 18.5 million shares of the Company’s common stock that were previously issued to the Shareholders.

On March 22, 2006, China Digital Communication Group, Galaxy View International LTD, a BVI corporation ("Galaxy"), Shenzhen Sono, a Shenzhen corporation and a wholly-owned subsidiary of Galaxy ("Sono"), and the shareholders of Galaxy (the "Shareholders"), entered into a Share Exchange Agreement (the "Agreement") pursuant to which China Digital will acquire 100% of Galaxy for approximately $6,787,879. China Digital paid $3 million dollars on March 12, 2006 to Galaxy and issued approximately 7.6 million shares of preferred stock which will be restricted for five years. The Company finalized the Agreement on June 28, 2006. The preferred stock was issued on July 11, 2006.

Note D - STOCK EXCHNAGE AGREEMENTS

Galaxy View

On June 28, 2006 the Company completed the purchase of Galaxy View, which owns all of the issued and outstanding shares of Sono. By acquiring all of the outstanding capital stock of Galaxy View and Sono in exchange for $3,000,000 and 7,575,757 shares of the Company’s preferred stock which will be restricted for five years. The acquisition was accounted for using the purchase method of accounting and, accordingly, Galaxy View’s and Sono’s results of operations have been included in the consolidated financial statements since the date of acquisition. As of September 30, 2006, the preferred stock was not issued and was recorded as a liability of $3,787,879 in the books of the Company.

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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Galaxy View had occurred at January 1, 2006:

Nine Months Ended
September 30, 2006

Sales	$12,822,233

Net income	$3,648,248

Net income per share - basic	$0.07

Net income per share - diluted	$0.07

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

Note E - PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment consist of the following at September 30, 2006:

Machinery	$772,855
Leasehold improvement	4,125
Automobile	9,731
Office equipment	82,624

869,335

Accumulated depreciation	(234,412)

$634,924

Note F - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of September 30, 2006, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$2,307,889
Accrued interest	127,208
VAT payable	129,415

Total	$2,564,512

Note G - INCOME TAXES

The Company through its subsidiaries, E’Jenie and Sono, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of September 30, 2006.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. E’Jenie qualified as a new technology enterprise and under PRC Income Tax Laws, is subject to a preferential tax rate of 15%. Sono is a Foreign Investment Enterprise and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year.

Income tax provision for the nine months ended September 30, 2006:

Provision for PRC Income and local taxes	$72,849
U.S Statutory rates	34%
Foreign income not recognized in USA	(34%)
PRC income tax	15%

Note H- COMMITTMENTS

Operating Leases
The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of approximately $77,290 for the nine month period ended September 30, 2006. The Company has future minimum lease obligations as follows:

2006	$6,794

Total	$6,794

Note I- STOCK OPTION

On November 4, 2005, the Company issued a nonqualified stock option for 100,000 shares to a member of the board with an exercise price of $0.53 that will expire on November 3, 2010. The option vested and became exercisable immediately.

The Company's 2005 Stock Option Incentive Plan (the “Plan”) provides for the grant of 100,000 option rights to a non-employee director. The Plan is administered by the Company's Compensation Committee (“Compensation Committee”). The Compensation Committee, as administrator of the plan, has the authority to select plan participants and determine the terms and conditions of such awards.

The Company did not grant any options during the nine month period ended September 30, 2006.

	Total	Price	Remaining Life	Aggegrate Intrinsic Value
OUTSTANDING	100,000	0.5300	4.25 years	-

Note J - STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The amount included in the statutory reserve for the nine month period ended September 30, 2006 amounted to $64,198.

Note K - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $128,396 as statutory reserve for the nine month period ended September 30, 2006.

Note L - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2005 and September 30, 2006 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2005	$111,684
Change for 2006	16,676

Balance at September 30, 2006	$128,360

Note M - RELATED PARTY TRANSACTIONS

As of September 30, 2006, the Company has an unsecured, due on demand, non interest-bearing loan from Xuemei Fang, a shareholder, in the amount of $174,600.

Note N - SEGMENT REPORTING

The Company has two principal operating segments which are: battery components manufacturer and supplier of 3G telecommunications equipment, and supplier of hi-tech telecommunication equipment to the telecommunications industry. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company has determined that battery components manufacturer and supplier of 3G telecommunications equipment, and supplier of hi-tech telecommunication equipment to the telecommunications industry are reportable segments as they meet the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information).

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

	Battery	Hi-Tech
	Component	Telecommunication	All Others	Total

Revenues	$8,427,040	$1,815,913	$-	$10,242,953

Intersegment sales	-	-	-	-

Income (loss) before taxes	2,268,948	955,065	(622,316)	2,601,697
-
Total assets (1)	4,002,326	4,050,969	23,340	8,076,635

Property additions (2)	22,586	-	-	22,586

Depreciation and amortization	136,125	3,380	-	139,505

Interest expense	37,754	-	127,208	164,962

Interest income	17,284	1,825	-	19,109

(1) Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, unallocated fixed assets of support divisions and common facilities, and certain other assets.

(2) Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

Also, because all of the Company’s sales are derived from the sales of products outside of the United States, all long-lived assets are located outside the United States.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto (the "2005 Consolidated Financial Statements"), along with the MD&A included in the Company's 2005 Annual Report on Form 10-KSB for the period ended December 31, 2005 and quarterly report on Form 10-QSB for the three and nine months ended September 30, 2006. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

• legislative or regulatory changes that affect us;

• the actions and initiatives of current and potential competitors;

• our reputation; and

• investor sentiment.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, and any amendments thereto.

OVERVIEW

China Digital Communication Group (the “Company”) was incorporated under the laws of the State of Nevada on March 27, 2001. On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (Billion). Billion owns all of the issued and outstanding shares of Shenzhen E’Jenie Science and Technology Company, Limited (E’Jenie). Billion, was incorporated under the laws of the British Virgin Islands on July 27, 2004. Shenzhen E’Jenie Science & Technology Company Limited, was legally established on July 8, 2002 under the laws of the Peoples’ Republic of China (PRC). On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International, Ltd (Galaxy View). Galaxy View owns all of the issued and outstanding shares of Shenzhen Sono Digital Technologies Company Limited (Sono). Galaxy View was incorporated under the laws of the British Virgin Islands on August 22, 2005. Sono was legally established on May 29, 2001 under the laws of the Peoples’ Republic of China.

RESULTS OF OPERATIONS

The following table presents the statement of operations for the nine months ended September 30, 2006 as compared to the comparable period of the nine months ended September 30, 2005. The discussion following the table is based on these results.

	2006	2005

Sales, net	$10,242,953	$9,629,077

Cost of sales	6,693,358	6,831,419
Gross profit	3,549,595	2,797,658

Selling expense	52,598	44,520
General and administrative expenses	749,809	434,816
Income from operations	2,747,188	2,318,322

Other (Income) Expense
Interest income	(19,109)	(2,666)
Miscellaneous (income) expense	(362)	10,629
Interest expense	164,962	22,972
Total Other Income	145,491	30,935

Income before income taxes	2,601,697	2,287,387

Provision for income taxes	72,849	112,303

Net income	$2,528,848	$2,175,084

Net sales

Net sales for the third quarter ended September 30, 2006 totaled $10,242,953 compared to $9,629,077 for the third quarter ended September 30, 2005, an increase of $613,879 or approximately 6.4%. The increase was due to the acquisition of Sono. Net sales for the third quarter ended September 30, 2006 for Sono totaled $1,815,913.

Cost of Sales

Cost of sales for the third quarter ended September 30, 2006 totaled $6,693,358 compared to $6,831,419 for the third quarter ended September 30, 2005, a decrease of $138,061 or approximately 2%. The decrease was due to decrease in net sales for E’Jenie for the third quarter ended September 30, 2006.

Operating Expense

Selling, general and administrative, and consulting fees for the third quarter ended September 30, 2006 totaled $802,407 compared to $479,336 for the third quarter ended September 30, 2005, an increase of $323,071 or approximately 67.8%. The increase in general and administrative expenses was primarily due to the increase in accounting and, legal, and other professional fees related to the SEC comment letters related to our financial statements and additional general and additional expense from Sono that was not included in the September 30, 2005 numbers.

Income (Loss) from Operations

Income (loss) from operations for the third quarter ended September 30, 2006 totaled $2,747,188 compared to $2,318,322 for the third quarter ended September 30, 2005, an increase of $428,866 or approximately 18.5%. The increase was due to the acquisition of Sono.

Interest Expense

Interest expense for the third quarter ended September 30, 2006 totaled $164,962 compared to $22,972 for the third quarter ended September 30, 2005, an increase of $141,990 or approximately 618.1%. The increase was due to loan obtained for the acquisition of Galaxy and Sono.

Net Income

Net income (loss) for the third quarter ended September 30, 2006 totaled $2,528,848 compared to $2,175,084 for the third quarter ended September 30, 2005, an increase of $353,764 or approximately 16.3%. The increase in net income was primarily due to the increase in our net sales from the acquisition of Sono as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity as of September 30, 2006 is our cash on hand and accounts receivable. Net cash provided by operations for the nine months ended September 30, 2006 was $1,498,687, as compared to net cash provided by operations of $1,964,700 during the same period in 2005. The decrease in net cash used in operating activities was a result of the increase our deposits of $505,052. Our cash and cash equivalents were $1,160,521 and $2,155,531 as of September 30, 2006 and 2005, respectively. Our current assets totaled $6,926,303 on September 30, 2006. Our current liabilities were $2,853,278 on September 30, 2006. Working capital was $4,071,324 as of September 30, 2006.

Net cash used in investing activities totaled $(2,314,649) for the nine months ended September 30, 2006, compared with $(316,760) for the nine months ended September 30, 2005. The net cash change was $(900,692) and $1,718,405 for the third quarter of 2006 and 2005, respectively.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

At September 30, 2006, the Company had $0 outstanding under its $6 million bank line of credit from United Private Equity Ltd. The Company borrowed under the line of credit to fund the cash portion of the purchase price for the acquisition of Galaxy View International, Ltd.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, our management, with the participation of our Chief Executive Officer (principal executive officer) and the our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,“ as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls.

During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14 , 2006	CHINA DIGITAL COMMUNICATION GROUP

	By:	/s/ Ran Liang
Name: Ran Liang Title: Chief Executive Officer