Form 10KSB
period 2006-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2007-04-02
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-49715

CHINA DIGITAL COMMUNICATION GROUP
(Exact name of registrant as specified in its charter)

Nevada	91-2132336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number 2222, Jin Tian Road An Lian Building 15th Floor A-01 and A-02 Futian Shenzhen, China	51811
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	86-755-2698-3767

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $12,215,376

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of December 31, 2006: $11,192.402.

Number of shares of the registrant’s Common Stock outstanding as of March 30, 2007: 54,460,626.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “CHID”, or "Company" refer to the consolidated operations of China Digital Communication Group, a Nevada corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1.	Description of Business.

Business Development

Overview

We were incorporated in Nevada on March 27, 2001 under the name Jasmine's Garden. We operate our business through our two wholly-owned subsidiaries, Billion Electronic Co., Ltd., a company organized under the laws of the British Virgin Islands on July 27, 2004 (“Billion”), and Galaxy View International Ltd., a company organized under the laws of the British Virgin Islands on August 22, 2005 (“Galaxy View”). On November 15, 2004, we acquired Billion and its wholly-owned operating subsidiary, Shenzhen E'Jenie Technology Development Co., Ltd, a company incorporated under the laws of the Peoples Republic of China on July 8, 2002 (“E’Jenie”). Through E'Jenie, we manufacture and distribute lithium battery shells and related products primarily in China. Based upon specifications from its customers E'Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, E'Jenie produces fourteen steel battery shell lines, nine aluminum battery shell lines, three aluminum battery cap lines and three steel battery cap lines. On June 29, 2006, we acquired Galaxy View and its wholly-owned operating subsidiary Sono Digital Electronic Technologies Co., Ltd., a company incorporated under the laws of the Peoples Republic of China on May 29, 2001 (“Sono”). Through Sono, we specialize in the mobile communication equipment industry and supply third-generation (3G) communications technology and equipment in China. Sono allows us to provide a broad range of services, including mobile equipment production, technical development, product standardization, market research, equipment setup and debugging, technical support, implementation analysis and searching for merger opportunities.

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

In connection with the Cheering Transaction, our Board of Directors appointed Zu Zhuan Xu to serve as our President, elected four designees of Cheering to serve as directors, and Jack and Jasmine Gregory resigned from their positions as officers and directors of the Company. On February 18, 2004, Zu Zhuan Xu resigned as President and Yi Bo Sun was appointed as President and Chief Executive Officer and Xu Bao Dong was appointed to serve on our Board of Directors. On February 19, 2004, another director resigned from our Board of Directors and Mr. Sun was appointed to replace him. On January 19, 2006, Mr. Sun resigned as our President and Chief Executive Office and from our Board of Directors. Changchun Zheng was elected as Chairman of the Board and Chief Executive Officer. On February 23, 2006, Yu Xi Sun was appointed as President and as a Director. On April 4, 2006 Chang Chun Zheng resigned as Chairman and Chief Executive Officer and Yu Xi Sun, the Company’s current President, was appointed to serve as interim Chairman and Chief Executive Officer. On May 30, 2006 Ran Liang was appointed as Chief Executive Officer. On July 10, 2006, Hong Liang resigned as Chief Operating Officer and as a Director of the Company and Yao Miao resigned as Chief Financial Officer. Su Yi Zheng was appointed as Chief Operating Officer and as a Director and Sarah Shao was appointed as Chief Financial Officer, both effective as of July 10, 2006. Zu Zhuang Xu, Dr. Yong Yang, Alfred L. Simon were removed from CHID’s Board of Directors on September 12, 2006. On January 4, 2007, Ran Liang resigned as Chief Executive Officer and as a member of the Board of Directors, and Xu Zhongnan was appointed as Chief Executive Officer and Chairman of the Board of Directors. On January 5, 2007, Sara Shao resigned as Chief Financial Officer, and Wu Jiangcheng was appointed as Chief Financial Officer. Su Yi Zheng resigned as Chief Operating Officer and member of the Board of Directors.

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

Acquisition of Billion

On November 15, 2004, pursuant to a Share Exchange Agreement (the "Billion Exchange Agreement") dated as of September 17, 2004, by and among the Company, Billion, the shareholders of Billion (the "Billion Shareholders") and E'Jenie, we acquired from the Billion Shareholders (the "Billion Acquisition") all of the issued and outstanding equity interests of Billion (the "Billion Shares"). Billion is a holding company and the sole shareholder of E'Jenie. Billion has no other assets other than the shares of E'Jenie. As consideration for the Billion Shares, we paid to the Billion Shareholders an aggregate of $1,500,000 in cash and issued to them 4,566,210 shares of our common stock. The consideration for the Billion Acquisition was determined through arms length negotiations between us and Billion. As a result of the Billion Acquisition we are the sole shareholder of Billion through which we own all of the issued and outstanding equity interests of E'Jenie.

In connection with the Billion Acquisition we entered into a Guarantee Agreement, dated October 9, 2004, as amended October 11, 2004 (the "Guarantee"), with Shiji Ruichen Guaranty and Investment Co. Ltd., a company incorporated under the laws of the Peoples Republic of China ("Shiji"). Pursuant to the terms of the Guarantee, Shiji agreed to guarantee our performance and the performance of the Billion Shareholders under the Billion Exchange Agreement. As consideration for Shiji's guaranty, we issued to Shiji 1,919,016 shares of our common stock. As security for our obligations under the Guarantee, one of our principal shareholders deposited 5,000,000 of their shares of our common stock into escrow.

Acquisition of Galaxy View

On June 29, 2006, pursuant to the terms of a Share Exchange Agreement (the "Galaxy View Exchange Agreement") dated as of March 22, 2006, by and among the Company, Galaxy View, the shareholders of Galaxy View (the " Galaxy View Shareholders") and Sono, we acquired from the Galaxy View Shareholders (the "Galaxy View Acquisition") all of the issued and outstanding equity interests of Galaxy View (the "Galaxy View Shares"). Galaxy View is a holding company and the sole shareholder of Sono. Galaxy View has no other assets other than the shares of Sono. As consideration for the Galaxy View Shares, we paid to the Galaxy View Shareholders an aggregate of $3,000,000 in cash and issued to them 7,575,757 shares of our preferred stock. The consideration for the Acquisition was determined through arms length negotiations between us and Galaxy View. As a result of the Acquisition we are the sole shareholder of Galaxy View through which we own all of the issued and outstanding equity interests of Sono Digital.

Our Business

LITHIUM BATTERIES

Industry

The lithium battery was created in the 1990s, with its first mass production in 1993 in Japan. Lithium batteries were first used in notebook computers and now are used in cellular phones, video machines, laptops, digital cameras, MP3 players, global positioning satellite systems, 3G communication devices, hybrid cars and an array of other electronic products.

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

Products

Our wholly-owned subsidiary, E'Jenie, is a producer of the following lithium ion battery shells and caps.

Low-Carbon Steel Stretch Series. This square shape shell series stretches the low-carbon steel plate section by section. We use superficial galvanization to custom make sizes for different customers. The characteristics of this series are that it is clean and artistic; it has smooth cuttings, and is explosion proof, wear resistant and anti-corrosive. This series is suitable for square shaped nickel hydrogen batteries, lithium ion batteries and power batteries.

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

•	Low Pressure. It can be used under low pressure condition. The pressure is affected by the thickness of the aluminum sheet and the diameter of holes within the caps.

•	Strong Resistance. The aluminum material will not become stiff or rigid and therefore the product will not crack if it is hit.

•	Expanding the Gas Releasing Volume. When the safety value is on the gas will be released.

The Japanese Steel Plate Patent Product Series is suitable for all of lithium ion batteries.

The Stainless Steel Explosion-Proof Cap Series was developed by us and for which we own a patent. This series is suitable for lithium ion batteries used in mobile phones, calculators, MP3 players, digital camera, recorders and other electronic devices.

Distribution Methods of the Products and Services

E’Jenie has maintained long-term relationships with its principal customers which are large lithium battery manufacturers. We believe that we continually receive orders from our loyal customers because of E’Jenie’s reputation and quality of the products. Our professional marketing team maintains relationships with our current customers and at the same time searches for other potential new customers.

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

Manufacturing and Raw Materials

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

Dependence on One or a Few Customers

In 2006, our five largest customers represented approximately 56% of our total sales. The following table sets forth information regarding our five largest customers.

MAJOR CUSTOMERS

Customer Name	Percentage of Total Revenue for 2006

Shenzhen Bak Battery Co., Ltd.	28.50%

Shenzhen Yin Si Qi Electronic Co., Ltd.	11.40%

Shenzhen Gao Yi Electronic Technology Co., Ltd..	8.90%

Guizhou Aero Electric Source Tech. Co., Ltd.	5.90%

Shenzhen Huanyuda Battery Electronic Tech. Co., Ltd	5.60%

Although we do not have formal contracts with our customers, we have established long-term relationships. Our customers place orders on a monthly basis and sales are processed with purchase orders. The loss of Shenzhen Bak as a customer would have an adverse effect on our revenues as sales to Shenzhen Bak represented approximately 28.50% of total sales for 2006. We believe that our relationship with Shenzhen Bak is good and do not anticipate a change in their current volume of business.

Sales and Marketing

We focus our sales and marketing initiatives on establishing China Digital as the leading manufacturer of caps and shells for lithium ion batteries. We promote our brand in order to build revenues, gain worldwide market share and promote consumer awareness and acceptance. Our in-house sales and marketing team contact local battery manufacturers to solicit interest in our products. If the manufacturer expresses an interest in our product offering, we ship them samples and if our products suit their needs orders are placed and filled. As of March 30, 2007, we had nine sales and marketing personnel who all were located in China.

Intellectual Property

We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets. We have filed and obtained a number of patents in China. As of March 30, 2007 we have been issued three patents by the China National Intelligent Assets Bureau. The expiration of these patents range from May 8, 2005 to May 8, 2015.

We intend to continue to pursue the legal protection of our technology through intellectual property laws. However, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our propriety rights.

Governmental Approval and Regulations; Environmental Consideration

All factories in China must adhere to standards set forth by the Environmental Department and each factory must receive special permission from the Environmental Department to operate. We have officially received permission from the Environmental Department. Except as noted above, we are neither subject to any governmental regulations nor do we need governmental approvals to conduct our business.

MOBILE COMMUNICATION EQUIPMENT

Products and Services

Our wholly-owned subsidiary, Sono, provides a broad range of services, including mobile equipment production, technical development, product standardization, market research, equipment setup and debugging, technical support, and implementation analysis. Sono's products include a series of wireless base station extended coverage systems, series of repeaters, and series of indoor distributors. Base station extended coverage systems include: Base Station Power Amplifiers, Duplex Transmission In-line Tower Amplifiers, and Bi-directional In-line Tower Amplifiers. Repeaters include: radio frequency repeaters, optical fiber repeaters, and frequency shifting repeaters.

Distribution Methods of the Products and Services

Sono’s targeted clients are the largest mobile communication service carriers in the Chinese industry, including China Mobile Communication Corporation, China Unicom Telecommunications Corporation, etc. Sono’s service and distribution network encompasses all of China. Sono’s marketing team maintains close and stable relationships with mobile communication service carriers and continually receives orders from clients. The marketing team established its own distribution network. Sono also has a technical team which has complete experience in perambulating, designing, implementing, and maintaining mobile networks. Sono provides various service and technical support to our clients.

Competition

Sono owns 10% of the optimizing mobile communication market. There are many potential mobile service subscribers in rural areas, however mobile signal coverage in the area is relatively small. In order to meet substantial demands of mobile service in rural areas, China Mobile and China Unicom increased its investment to improve mobile communication network in rural areas. Base station series products were ranked best in enlarging network coverage in 2006. Hunan Province Branch of China Mobile and Henan Province Branch of China Mobile consistently ranked Sono’s products as the most reliable and the best quality.

Principal Supplier

We rely on one supplier for our products and services, Beijing Yingmei Telecommunication Technology Co., Ltd.

Dependence on One or a Few Customers

In 2006, our five largest customers represented approximately 51% of our total sales. The following table sets forth information regarding our five largest customers.

MAJOR CUSTOMERS

Customer Name	Percentage of Total Revenue for 2006

Hunan Province Branch of China Mobile Communication Corporation	8.20%

Henan Province Branch of China Mobile Communication Corporation	11.80%

Shanxi Province Branch of China Mobile Communication Corporation	11.80%

Heilongjiang Province Branch of China Mobile Communication Corporation	10.50%

Lishui of Zhejiang Province Branch of China Mobile Communication Corporation	8.60%

Governmental Approval and Regulations

The Chinese government requires us to obtain certain licenses and certifications for our mobile communications products and services. The following certificates and permits were issued to us by the Chinese government:

1.
GSM 900MHZ base station amplifier (model number: GRSN-BPA900-I) authentication issued by the Ministry of Information Industry of the People's Republic of China. Certificate Number: 2002-694 Expiration date: 7/26/2007

Research and Development

For the last two fiscal years, we did not spend anything on research and development activities.

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

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms.

•	The Chinese government will continue its pursuit of economic reform policies.

•	The economic policies, even if pursued, will be successful.

•	Economic policies will not be significantly altered from time to time.

•	Business operations in China will not become subject to the risk of nationalization.

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

Employees

As of December 31, 2006, we had 6 employees, 4 of which are executive officers and 2 administrative personnel. E'Jenie had nine divisions with 596 employees in total, 39 of which are supervisors, 17 of which are administrative officers, 5 of which are in marketing and 470 of which are on the production lines. Sono Digital had 18 Employees in total, 5 of which are administrative officers, 12 of which are engineers, 1 of which are marketing representative. We consider our relationships with our employees to be good. As of December 31, 2006, Sono has 18 full-time employees. Chinese labor laws require us to provide to all of our employees certain benefits and insurance.

Item 2.	Description of Property.

Our manufacturing headquarters is located at A-3 Xinglian Industrial Zone, He Hua Ling Pingxin Road, Xin Nan, Ping Hua Town, Longgang, Shenzhen, China 51811. This facility is 6,708 square meters of which 15% or 1,000 square meters is used for offices, 4,500 square meters are used for the manufacturing line and storage and the remaining 1,208 square meters are used for employee dormitories. Our lease is for a term of one year and our rent is approximately $6,700 a month. In February 2005, we opened our first office in the United States. The Los Angeles-based office is located at 1901 Avenue of the Stars, Suite 201. Our lease was for a term of one year and our rent is $1,225 a month. The lease expired January 31, 2007. We then moved our office to 225 S. Lake Ave., Suite 300, Pasadena 91101. Our lease is for a term of one year and our rent is $1,400 per month.

We believe the facilities we occupy are adequate for the purposes for which they are currently used and are well maintained.

Item 3.	Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is currently quoted on the OTCBB under the symbol “CHID”. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years and the subsequent interim period. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	Closing Bid
YEAR 2005	High Bid	Low Bid
1st Quarter Ended March 31	$1.500	$0.760
2nd Quarter Ended June 30	$1.450	$0.306
3rd Quarter Ended September 30	$1.870	$0.380
4th Quarter Ended December 31	$0.540	$0.380

YEAR 2006	High Bid	Low Bid
1st Quarter Ended March 31	$0.700	$0.367
2nd Quarter Ended June 30	$1.185	$0.411
3rd Quarter Ended September 30	$0.620	$0.208
4th Quarter Ended December 31	$0.445	$0.192

YEAR 2007	High Bid	Low Bid
Period Ended March 29	$0.285	$0.200

Holders

As of March 30, 2007 in accordance with our transfer agent records, we had 115 record holders of our Common Stock, holding 54,406,626 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

Except as previously disclosed in our quarterly reports on Form 10-QSB and current reports on Form 8-K, we did not sell or issue any shares of stock.

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Security Holders	0		0	0

Equity Compensation Plans Not Approved by Security Holders	100,000	(1)		0

Total	100,000	(1)		0

(1) Represents options granted to Albert Simon, a former director of us, to purchase 100,000 shares of our comment stock at an exercise price equal to 115% of the average daily closing bid price of our common stock for the 60 days prior to November 4, 2005. The options expire on November 3, 2010.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Results of Operations

For the Fiscal Year Ended December 31, 2006 as Compared to the Fiscal Year Ended December 31, 2005

The following table presents the statement of operations for the year ended December 31, 2006 as compared to the comparable period of the year ended December 31, 2005. The discussion following the table is based on these results.

	2006	2005

Sales, net	$12,215,376	$12,742,088

Cost of sales	7,980,579	8,971,859

Gross profit	4,234,797	3,770,229

Operating Expenses
Selling expense	20,810	165,780
General and administrative expenses	1,140,665	839,418
Goodwill impairment	3,779,181	0

Total operating expenses	4,940,656	1,005,198

Income from operations	(705,859)	2,765,031

Other (Income) Expense
Interest income	(25,027)	(3,877)
Miscellaneous income	(7,094)	-
Interest expense	172,830	32,856

Total Other Income	140,709	28,979

Income before income taxes	(846,568)	2,736,052

Provision for income taxes	74,887	111,773

Net income	$(921,455)	$2,624,279

Net Sales

Net sales for the year ended December 31, 2006 totaled $12,215,376 compared to $12,742,088 for the year ended December 31, 2005, a decrease of $526,712 or approximately 4.1%. Total sales from E’Jenie were $9,854,954 in 2006 as compared to $12,215,376 in 2005, a decrease of $2,887,134 or approximately 22.7%. The decrease in sales was due to decreased in demand from our customers in 2006 as compared to 2005.

Cost of Sales

Cost of sales for the year ended December 31, 2006 totaled $7,980,579 or approximately 65.3% of net sales compared to $8,971,859 or approximately 70% of net sales for the year ended December 31, 2005, a decrease of $811,280 or approximately 9%. Total cost of sales for E’Jenie was $6,986,873 in 2006 as compared to $8,971,859 in 2005, a decrease of $1,984,986 or approximately 22.1%. The decrease was due to decrease in net sales for E’Jenie for the year ended December 31,

Operating Expenses

Operating expenses for the year ended December 31, 2006 totaled $4,940,656 or approximately 40% of net sales compared to $1,005,198 or approximately 8% for the year ended December 31, 2005, an increase of $3,935,458 or approximately 392%. The increase in operating expenses was primarily due to the impairment loss of $3,779,181 for the year ended December 31, 2006 and due to the increase in accounting and, legal, and other professional fees related to the SEC comment letters related to our financial statements and additional general and additional expense from Sono of $150,135 that was not included in the December 31, 2005 numbers.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2006 totaled $(705,859) or approximately 6% of net sales compared to $2,765,031 or approximately 21.7% for the year ended December 31, 2005, a decrease of $3,470,890 or approximately 126%. The decrease was primarily due to the impairment loss and increased operating expenses recognized in 2006.

Interest Expense

Interest expense for the year ended December 31, 2006 totaled $172,830 compared to $32,856 for the year ended December 31, 2005, an increase of $139,974 or approximately 426%. The increase was due to loan obtained for the acquisition of Galaxy and Sono.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2006 totaled $(921,455) compared to $2,624,279 for the year ended December 31, 2005, a decrease of $3,545,737or approximately 135%. The decrease in net income was due primarily due to the impairment loss and increased operating expenses recognized in 2006 as described above.

Liquidity and Capital Resources

Our primary source of liquidity as of December 31, 2006 is our cash on hand and accounts receivable. Net cash provided by operations for the year ended December 31, 2006 was $2,195,423 as compared to net cash provided by operations of $2,092,926 during the same period in 2005. The increase in net cash provided by operating activities was a result of the decrease in accounts receivable and increased in accounts payable. Our cash and cash equivalents were $1,074,736 and $2,061,213 as of December 31, 2006 and 2005, respectively. Our current assets totaled $5,523,445 on December 31, 2006. Our current liabilities were $1,364,561 on December 31, 2006. Working capital was $4,158,884 as of December 31, 2006.

Net cash used in investing activities totaled $3,327,188 for the year ended December 31, 2006, compared with $535,843 for the same period in 2005. The net cash change was $(986,377) and $1,624,087 for the year ended December 31, 2006 and 2005, respectively.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

At December, the Company had $0 outstanding under its $6 million bank line of credit from United Private Equity Ltd. The Company borrowed under the line of credit to fund the cash portion of the purchase price for the acquisition of Galaxy View International, Ltd.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.	Financial Statements.

Our financial statements begin on page F-1 below.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported in our Form 8-K filed January 18, 2006, effective as of January 12, 2006, we dismissed Lichter, Yu & Associates ("Lichter") as our independent registered public accounting firm, and engaged Kabani & Company, Inc. ("Kabani") as our new independent registered public accounting firm. The change in independent registered public accounting firm is not the result of any disagreement with Lichter.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 30, 2007.

Name	Age	Position	Date of Appointment

Zhongan Xu	59	Chief Executive Officer and Chairman	January 4, 2007

Yu Xi Sun	32	President and Director	February 23, 2006

Jiangcheng Wu	47	Chief Financial Officer	January 5, 2007

Mei Jin Bin	28	Secretary and Director	December 2, 2003

Xu Bao Dong	35	Director	February 18, 2004

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years (and, in some instances, for prior years).

Zhongan Xu has over 40 years experience in manufacturing and management. He graduated from Wuhan Steel Institute where he earned a Bachelor of Science degree. He served as the Secretary of the Youth Union of Er Cheng Steel Manufactory for 5 years, supervising ¾ of total employees’ of the Manufactory. Later as CEO of Er Cheng Magnet Steel Manufactory, Mr. Xu dedicated himself in developing new products and using leading technology to maintain the products’ competitive advantage. He served as the CEO of Er Cheng Magnet Steel Manufactory for 12 years. He also served as a CEO for Er Cheng Machinery Manufactory for 6 years. Mr. Xu served as a director of Enterprise Management Committee of Dingzu town of Er Zhou city for 5 years. Mr. Xu founded Yi Xiang Chemical Co., Ltd. (Yi Xiang) and served as a CEO of the company for 7 years. From 2002 until now, Mr. Xu served as General Manager of Shenzhen E'Jenie Science and Technology Co., Ltd., during which term he devoted himself to develop new technology and maintain the distribution network for E’jenie.

Yu Xi Sun served as Vice President of Shenzhen E'Jenie Science and Technology Development Co., Ltd. from December 2004 to February 2006, Assistant President from September 2003 to December 2004 and Marketing Manager from May 2002 to August 2003. From January 2001 to April 2002 Ms. Sun was Marketing Director of the Eastern China Area at Shenzhen City Li Ke Energy Co., Ltd., and from July 1999 to December 2000 was Legal Counsel for Hubei Xing Yuan Battery Co., Ltd. Ms. Sun earned an M.S. in Law from Hubei University.

Jiangcheng Wu served as a former CFO of Shenzhen Xie Fu Shun Co., Ltd. She was the CFO of Shenzhen Wan De Plastic Manufacturing Co., Ltd. from 1991 to 2000. From 1990 to 1991, she was an accounting manager of Shenzhen Chaoyin Electric Co., Ltd. Ms. Wu graduated in accounting major from Hu Bei Economic and Management Institute after 1990.

Mei Jin Bin has served as a director of China Digital since February 2004. From February 2002 through June 2003 she was the executive general manager of Shenzhen E'Jenie Science and Technology Development Co., Ltd.From August 1999 January 2002 she served as the Executive Secretary of Shenzhen Gao Yi Electronic Co. Ltd. She is a graduate of Hubei Province Huangshi City Professional Institute.

Xu Bao Dong has served as a director of China Digital since February 2004. Since March 2003 he served as Vice President at Shenzhen Heng Tian Tong Communication Equipment Inc. From August 2001 through February 2003 he served as the Marketing Director at Shenzhen Li Gao Electronics. From July 1999 until July 2001 he served as Marketing Director at Shenzhen Blue Hope Electronic Co., Ltd. He holds a Bachelors of Science degree from degree from Shenzhen University.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

Xu Bao Dong serves on our audit committee and is an independent director.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers. Please see Item 13, Exhibit 14.1.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.	Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Zhongan Xu, (1)	2006	0	0	0	0	0	0	0	0
Chief Executive Officer	2005	0	0	0	0	0	0	0	0

Jiangcheng Wu, (2)	2006	0	0	0	0	0	0	0	0
Chief Financial Officer	2005	0	0	0	0	0	0	0	0

Yu Xi Sun, (3)	2006	50,000	0	0	0	0	0	0	50,000
Former CEO	2005	0	0	0	0	0	0	0	0

Ran Liang, (4)	2006	17,500	0	0	0	0	0	0	17,500
Former CEO	2005	0	0	0	0	0	0	0	0

Sara Shao, (5)	2006	15,000	0	0	0	0	0	0	15,000
Former CFO	2005	0	0	0	0	0	0	0	0

Su Yi Zheng, (6)	2006	15,000	0	0	0	0	0	0	15,000
Former COO	2005	0	0	0	0	0	0	0	0

Yi Bo Sun, (7)	2006	0	0	0	0	0	0	0	0
Former CEO and President	2005	0	0	0	0	0	0	0	0

(1)	Zhongan Xu was appointed as our Chief Executive Officer on January 4, 2007 and was not previously an officer of us.

(2)	Jiangcheng Wu was appointed as our Chief Financial Officer on January 4, 2007 and was not previously an officer of us.

(3)	Yu Xi Sun was appointed as our President on February 23, 2006 and earned a monthly salary of.$5,000 for 10 months in 2006.

(4)	Ran Liang served as our CEO from May 30, 2006 until his resignation on January 4, 2007 as CEO and Director. Mr. Liang earned a monthly salary of $2,500 for 7 months.

(5)	Sara Shao served as our CFO from July 10, 2006 until her resignation on January 5, 2007. Ms. Shao earned a monthly salary of $2,500 for 6 months.

(6)	Su Yi Zheng served as our COO from July 10, 2006 until her resignation on January 5, 2007. Ms. Zheng earned a monthly salary of $2,500 for 6 months.

(7)	Yi Bo Sun served as our CEO and President from 2004 until resigning on February 23, 2006.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

None of our executive officers have employment agreements.

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 30, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Zhongan Xu (1)	—	—

Common Stock	Yu Xi Sun (1)	651,000	1.2%

Common Stock	Jiangcheng Wu (1)	—	—

Common Stock	Mei Jin Bin (1)	—	—

Common Stock	Xu Bao Dong (1)	—	—

Common Stock	All officers and directors as a group (5 in number)	651,000	1.2%

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is Number 2222, Jin Tian Road, An Lian Building 15th Floor A-01 and A-02, Futian Shenzhen, China 51811.

(2) Based on 54,460,626 shares of Common Stock issued and outstanding as of March 30, 2007.

Item 12.	Certain Relationships and Related Transactions.

None.

Item 13.	Exhibits.

Exhibit No.	Title of Document	Location

2.1	Share Exchange Agreement, dated February 14, 2006, between us, UPE Limited (Far East), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., and the shareholders of UPE Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed February 21, 2006

2.2	Amended and Restated Share Exchange Agreement, dated March 22, 2006, between us, Galaxy View International Ltd., Shenzhen Sono, and the shareholders of Galaxy View International Ltd.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 24, 2006

2.3	Share Exchange Agreement and Plan or Reorganization	Incorporated by reference as Exhibit 10.1 to Form 8-K filed September 29, 2004

3.1.1	Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(1) to Form 8-K filed September 16, 2004

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(2) to Form 8-K filed September 16, 2004

3.1.3	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(3) to Form 8-K filed September 16, 2004

3.1.4	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3(i) to Form 8-K filed July 28, 2006

3.2	Bylaws	Incorporated by reference as Exhibit 3.4 to Form SB-2/A filed March 22, 2002

4.1	Form of Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form SB-2/A filed March 22, 2002

4.2	2004 Equity Incentive Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed March 2, 2004

4.3	Form of Class A, B and C Warrants	Incorporated by reference as Exhibit 4.3 to Form 10-KSB filed March 30, 2006

4.4	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine's Garden and the Investors	Incorporated by reference as Exhibit 4.1 to Form 8-K filed March 22, 2004

10.1	Sales Contract dated April 21, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Shenzhen Gao Yi Electonics Co. LTD.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 22, 2005

10.2	Sales Contract dated July 12, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Wuhan Jie Xin Communication Development Co., LTD.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed July 14, 2005

10.3	Sales Contract dated December 31, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed January 6, 2006

10.4	Loan Agreement dated March 10, 2006, between us and United Private Equity (The Pacific) Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 15, 2006

14.1	Code of Ethics	Incorporated by reference as Exhibit 14.1 to Form 10-KSB filed March 30, 2006

21.1	Subsidiaries	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.	Principal Accounting Fees and Services.

Audit Fees

2006

The aggregate fees billed by our auditors, Kabani & Company, Inc., for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2006 were, and for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during fiscal year 2006 were $50,000.

2005

The aggregate fees billed by our auditors, Kabani & Company, Inc., for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2005 were $32,000.

The aggregate fees billed by our former auditors, Lichter, Yu & Associates, for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during fiscal year 2005 were $24,750.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Zhongan Xu
ZHONGAN XU President, Chief Executive Officer, Chief Financial Officer

Date:	March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhongan Xu	Chief Executive Officer and Chairman	March 30, 2007
ZHONGAN XU

/s/ Jiangcheng Wu	Chief Financial Officer	March 30, 2007
JIANGCHENG WU

/s/ Yu Xi Sun	President and Director	March 30, 2007
YU XI SUN

/s/ Mei Jin Bin	Secretary and Director	March 30, 2007
MEI JIN BIN

/s/ Xu Bao Dong	Director	March 30, 2007
XU BAO DONG

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Digital Communication Group and Subsidiaries, Inc.

We have audited the accompanying consolidated balance sheet of China Digital Communication Group and Subsidiaries, Inc. (a Nevada corporation) as of December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Communication Group and Subsidiaries, Inc. as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 10, 2007

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$1,074,836
Accounts receivable, net	4,093,717
Inventory	283,724
Other receivables	54,994
Total Current Assets	5,523,445

Property & equipment, net	1,120,570

Other Assets
Deposits	3,100
Intangible assets	511,111
Goodwill	3,187,795
Total Other Assets	3,702,006

Total Assets	$10,346,021

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$887,042
Income tax payable	44,500
Loan payable	256,400
Loan payable to related party	174,600
Deferred revenue	2,019
Total Current Liabilities	1,364,561

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626, issued and outstanding	54,461
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	6,693,417
Statutory reserve	218,701
Other comprehensive income	416,510
Retained earnings	1,590,796
Total Stockholders' Equity	8,981,460

Total Liabilities and Stockholders' Equity	$10,346,021

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Sales, net	$12,215,376	$12,742,088

Cost of sales	7,980,579	8,971,859
Gross profit	4,234,797	3,770,229

Operating Expenses
Selling expense	20,810	165,780
General and administrative expenses	1,140,665	839,418
Goodwill impairment	3,779,181	-
Total operating expenses	4,940,656	1,005,198

Income (loss) from operations	(705,859)	2,765,031

Other (Income) Expense
Interest income	(25,027)	(3,877)
Miscellaneous income	(7,094)	-
Interest expense	172,830	32,856
Total Other Expense	140,709	28,979

Income (loss) before income taxes	(846,568)	2,736,052

Provision for income taxes	74,887	111,773

Net income (loss)	(921,455)	2,624,279

Other comprehensive income
Foreign currency translation	304,826	71,075

Comprehensive Income (Loss)	$(616,629)	$2,695,354

Net income (loss) per share:
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$0.05

Weighted average number of shares outstanding:
Basic	54,460,626	54,460,626
Diluted	58,279,638	54,460,626

The accompanying notes are an integral part of these consolidated financials

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(921,455)	$2,624,279
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	182,829	83,808
Provision for bad debt	21,443	-
Loss on disposal of property & equipment	-	18,575
Issuance of stock options	-	17,500
Goodwill impairment	3,779,181	-
(Increase) / decrease in assets:
Accounts receivables	896,424	(204,099)
Inventory	70,266	(111,030)
Other receivables	295,956	2,328
Prepaid expense	116,017	(127,979)
Deposits	704	5,454
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(2,043,189)	(231,904)
Income tax payable	(57,126)	(27,801)
Deferred revenue	(80,227)	43,795

Total Adjustments	3,116,878	(531,353)

Net cash provided by operations	2,195,423	2,092,926

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	(3,000,000)	-
Cash acquired in acquisition	708,002	-
Proceeds from sale of property & equipment	-	1,094
Acquisition of property & equipment	(1,035,189)	(536,937)

Net cash used in investing activities	(3,327,188)	(535,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(3,251,540)	(2,093)
Proceed from loan payable	3,251,540	-

Net cash used in financing activities	-	(2,093)

Effect of exchange rate changes on cash and cash equivalents	145,388	69,097

Net increase (decrease) in cash and cash equivalents	(986,377)	1,624,087

Cash and cash equivalents, beginning balance	2,061,213	437,126

Cash and cash equivalents, ending balance	$1,074,836	$2,061,213

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$84,019

Interest payments	$45,622	$99,140

Non cash transactions:

Issuance of preferred stock for purchase of business	$3,787,879	$-

The accompanying notes are an integral part of these consolidated financials

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

							Retained
				Additional	Other		Earnings	Total
	Common Stock		Preferred	Paid	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	Stock	in Capital	Income	Reserve	Deficit)	Equity
Balance January 1, 2005	54,460,626	$54,461	$-	$2,895,614	$-	$-	$106,672	$3,056,747

Issuance of stock options	-	-	-	17,500	-	-	-	17,500

Change in foreign currency translation gain	-	-	-	-	111,684	-	-	111,684

Transfer to statutory reserve	-	-	-	-	-	94,327	(94,327)	-

Net income for the year ended December 31, 2005	-	-	-	-	-	-	2,624,279	2,624,279

Balance December 31, 2005	54,460,626	54,461	-	2,913,114	111,684	94,327	2,636,624	5,810,210

Acquisition of subsidiary	-	-	7,576	3,780,303	-	-	-	3,787,879

Change in foreign currency translation gain	-	-	-	-	304,826	-	-	304,826

Transfer to statutory reserve	-	-	-	-	-	124,374	(124,374)	-

Net income for the year ended December 31, 2006	-	-	-	-	-	-	(921,455)	(921,455)

Balance December 31, 2006	54,460,626	$54,461	$7,576	$6,693,417	$416,510	$218,701	$1,590,796	$8,981,460

The accompanying notes are an integral part of these consolidated financials

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note A – ORGANIZATION

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

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Exchange Gain (Loss):

During the year ended December 31, 2006 and 2005, the transactions of E’Jenie and Sono were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of December 31, 2006 and 2005, the accounts of E’Jenie and Sono were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenues are recognized when finished products are shipped to unaffiliated customers and both title and the risks and rewards of ownership are transferred and collectibility is reasonably assured.

Sales of product do not contain discounts, return provisions, warranties or other customer incentives. The Company’s revenues are recorded upon confirmed acceptance after inspection by the customers of the Company.

The payment term for Sono is as follows; 30% of the invoice is due when the order is shipped and 60% of the invoice is within six months. The clients have another six month to pay for the remaining balance depending on their credit.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of October 01, 2005 and will recognize stock-based compensation expense using the modified prospective method.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $151,513 as at December 31, 2006.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2006, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory
Raw Material	$112,974
Work-in-process	22,382
Finished goods	148,368

$283,724

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of December 31, 2006 Property, Plant & Equipment consist of the following:

Machinery	$782,623
Leasehold improvement	32,581
Automobile	9,854
Office equipment	83,668
Building	515,978

1,424,704

Accumulated depreciation	(304,134)

$1,120,570

Depreciation expenses were $177,963 and $83,808 for the years ended December 31, 2006, and 2005.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 there were no significant impairments of its long-lived assets.

As of December 31, 2006 Intangible Assets consist of the following:

Land rights	$515,978

515,978

Accumulated amortization	(4,866)

$511,111

Amortization expenses were $4,866 for the years ended December 31, 2006.

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

The Company performed an impairment test relating to goodwill arising from its acquisitions and concluded that there was an impairment as to the carrying value of goodwill as of December 31, 2006. The Company had projected better revenues from Galaxy View as of the date of acquisition. However, during the year, due to the loss of customers, projected revenue reduced significantly. The Company evaluated value of the subsidiary based upon market value and recorded an impairment of $3,779,181.
As of December 31, 2006, the Goodwill comprised of the following:

Goodwill
Acquisition of Billion	$1,865,067
Acquisition of Galaxy View	1,322,728

$3,187,795

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

Note C – ACQUISTION AGREEMENTS

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

On March 22, 2006, China Digital Communication Group, Galaxy View International LTD, a BVI corporation ("Galaxy"), Shenzhen Sono, a Shenzhen corporation and a wholly-owned subsidiary of Galaxy ("Sono"), and the shareholders of Galaxy (the "Shareholders"), entered into a Share Exchange Agreement (the "Agreement") pursuant to which China Digital will acquire 100% of Galaxy for approximately $6,787,879. China Digital paid $3 million dollars on March 12, 2006 to Galaxy and issued 7,575,757 million shares of Series A-1 Convertible Preferred Stock . The Company finalized the Agreement on June 28, 2006. Each share of Series A-1 Preferred Stock entitles the holder thereof to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one share of the Company’s common stock on June 29, 2011. Each share of Series A-1 Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, rank (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.

Note D – STOCK EXCHANGE AGREEMENTS

Galaxy View

On June 28, 2006 the Company completed the purchase of Galaxy View, which owns all of the issued and outstanding shares of Sono. By acquiring all of the outstanding capital stock of Galaxy View and Sono in exchange for $3,000,000 and 7,575,757 shares of the Company’s Series A-1 Convertible Preferred Stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, Galaxy View’s and Sono’s results of operations have been included in the consolidated financial statements since the date of acquisition. As of December 31, 2006, the preferred stock was issued and recorded at a value of $3,787,879 in the books of the Company.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the fair value assets acquired and liabilities assumed:

Cash and cash equivalents	$701,169
Accounts receivable	2,648,929
Other receivable	337,825
Prepaid	701
Property, plant, and equipment	54,041
Total assets	3,742,665

Accounts payable	$1,991,591
Deferred revenue	65,104
Total liabilities	2,056,695

Total acquisition cost	$1,685,970

Cost
Total cost of investment	$6,787,879

Total Acquisition cost	1,685,970

Goodwill	$5,101,909

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Galaxy View had occurred at January 1, 2006 and 2005:

	December 31, 2006	December 31, 2005

Sales	$14,857,765	$18,072,130

Net income	$274,962	$4,489,521

Net income per share - basic	$0.01	$0.08

Net income per share - diluted	$0.005	$0.08

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

Note E – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of December 31, 2006, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$707,181
Accrued interest	127,208
VAT payable	52,653

Total	$887,042

Note F – LOANS PAYABLE

As of December 31, 2006, the Company has an unsecured, due on demand, non interest-bearing loan payable in the amount of $256,400 to a third party.

Note G – INCOME TAXES

The Company through its subsidiaries, E’Jenie and Sono, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of December 31, 2006.

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

The following is a reconciliation of income tax expense:

12/31/2006	U.S.	State	International	Total
Current	$0	$0	$74,887	$74,887
Deferred	-	-	-	-
Total	$0	$0	$74,887	$74,887

12/31/2006	U.S.	State	International	Total
Current	$0	$0	$74,887	$74,887
Deferred	-	-	-	-
Total	$0	$0	$74,887	$74,887

12/31/2005	U.S.	State	International	Total
Current	$0	$0	$111,773	$111,773
Deferred	-	-	-	-
Total	$0	$0	$111,773	$111,773

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	12/31/2006	12/31/2005

US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	15%	15%

Effective rate	15%	15%

Note H – COMMITTMENTS

Operating Leases

The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of approximately $90,677 for the year ended December 31, 2006. As of December 31, 2006, all operating leases had expired.

Note I – STOCK OPTION

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

The Company adopted SFAS 123(R) on November 1, 2005 using the modified prospective method. Prior to the adoption of SFAS 123(R) the Company did not have any stock options. The Company recorded expenses for stock based compensation of $0 and $17,500 for the years ended December 31, 2006 and 2005, respectively. The Company also recognized income tax benefits related to the stock based compensation of $0 and $6,000 for the years ended December 31, 2006 and 2005, respectively.

Stock options — The Stock options have a five-year life and were fully vested upon issuance. The option holder has no voting or dividend rights. The grant price was in excess of the market price at the date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant stock option pricing assumptions.

Year ended December 31,
2005
Expected volatility	58.0%
Expected term (in years)	5.0
Expected dividends	—
Risk-free rate of return (weighted average)	4.0%
Weighted average grant-date fair value	$0.53

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

The Company did not grant any options during the year ended December 31, 2006.

	Total	Exercise Price	Remaining Life	Aggegrate Intrinsic Value

OUTSTANDING, DECEMBER 2005	100,000	0.5300	4.75	$-
Granted in 2006	-	-	-
Cancelled in 2006	-	-	-
Exercised in 2006	-	-	-
OUTSTANDING, DECEMBER 2006	100,000	0.5300	3.75	$-

Note J – STATUTORY COMMON WELFARE FUND

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The amount included in the statutory reserve for the year ended December 31, 2006 amounted to $62,187.

Note K – STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $62,187 as statutory reserve for the year ended December 31, 2006.

Note L – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2005 and September 30, 2006 are as follows:

Foreign Currency
Translation Adjustment
Balance at December 31, 2005	$111,684
Change for 2006	304,826
Balance at September 30, 2006	$416,510

Note M – RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company has an unsecured, due on demand, non interest-bearing loan from Xuemei Fang, a shareholder, in the amount of $174,600.

Note N – SEGMENT REPORTING

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments.

Information about operations by operating segment for the year ended December 31, 2006 is as follows:

	Battery	Hi-Tech
December 31, 2006	Component	Telecommunication	U.S	Total

Revenues	$9,854,954	$2,360,422	$-	$12,215,376

Intersegment sales	-	-	-	-

Income (loss) before taxes	2,561,485	1,227,214	(4,635,267)	(846,568)

Depreciation and amortization	176,002	6,827	-	182,829

Interest expense	45,868	(246)	127,208	172,830

Goodwill impairment	-	-	3,779,181	3,779,181

Interest income	19,945	5,082	-	25,027

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

Also, because all of the Company’s sales are derived from the sales of products in China, all long-lived assets are located in China.

 Note O – CURRENT VULNERABILITY DUE TO RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note P – SUBSEQUENT EVENTS

On January 20, 2007 Sono moved into a new office in the building and signed an operating lease agreement for the office space in Shenzhen, China that will terminate on December 31, 2007. Monthly rent is approximately $746.

On January 20, 2007 the Company moved into a new office in the building and signed an operating lease agreement for the office space in Pasadena, California that will terminate on December 31, 2007. The office will serve as the center of operations in North America. Monthly rent is $1,400.