Form 10QSB
period 2007-03-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2007-05-21
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________

Commission File Number: 000-30790

CHINA DIGITAL COMMUNICATION GROUP
(Exact name of small business issuer as specified in its charter)

Nevada	91-2132336
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

Number 2222. Jin Tian Road. An Lian Building 15th Floor A-01 and A-02. Futian. Shenzhen. China
(Address of principal executive offices)

86-755-2698-3767
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2007 is 54,460,626 shares of common stock.

CHINA DIGITAL COMMUNICATION GROUP
FORM 10-QSB

i

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “CHID”, “China Digital” or "Company" refer to the consolidated operations of China Digital Communication Group, a Nevada corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2007

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flow	F-4

Notes to unaudited Condensed Consolidated Financial Statements	F-5-F-15

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$1,071,275
Accounts receivable, net	1,474,056
Inventory	412,942
Other receivables	1,052
Total Current Assets	2,961,007

Property & equipment, net	1,038,865

Other Assets
Deposits	8,530
Intangible assets, net	511,915
Assets of the entity held for sale	2,972,828
Goodwill	1,892,239
Total Other Assets	5,385,512

Total Assets	$9,385,384

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$797,868
Income tax payable	89,405
Loan payable	259,000
Loan payable to related party	174,600
Deferred revenue	2,039
Total Current Liabilities	1,322,912

Stockholders' Equity
Common stock, $.001 par value, 140,000,000 shares authorized, 54,460,626, issued and outstanding	54,461
Preferred stock, $.001 par value, 7,575,757 shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	6,693,417
Statutory reserve	266,870
Other comprehensive income	596,569
Retained earnings	443,579
Total Stockholders' Equity	8,062,472

Total Liabilities and Stockholders' Equity	$9,385,384

The accompanying notes are an integral part of these unaudited consolidated financials

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Sales, net	$1,638,988	$3,183,547

Cost of sales	1,160,984	2,209,267
Gross profit	478,004	974,280

Operating Expenses
Selling expense	6,093	7,194
General and administrative expenses	1,484,055	164,773
Total operating expenses	1,490,148	171,967

Income (loss) from operations	(1,012,144)	802,313

Other (Income) Expense
Interest income	(1,670)	(5,115)
Miscellaneous income	-	268
Interest expense	2,036	29,840
Total Other (Income) Expense	366	24,993

Income (loss) before income taxes	(1,012,510)	777,320

Provision for income taxes	59,269	40,537

Income (loss) from continuing operations	(1,071,779)	736,783

Loss from entity held for sale	(27,269)	-

Net Income (loss)	(1,099,048)	736,783

Other comprehensive income
Foreign currency translation	180,059	91,346

Comprehensive Income (loss)	$(918,989)	$828,129

Net income (loss) per share from continuing operations	$(0.02)	$0.01
Net income (loss) per share from entity held for sale	$0.00	$0.00
Basic earnings (loss) per share	$(0.02)	$0.01
Basic weighted average number of shares outstanding	54,460,626	63,710,626

Diluted earnings (loss) per share	$(0.02)	$0.01
Diluted weighted average number of shares outstanding	$54,460,626	63,716,120

Weighted average number of basic and dilutive shares outstanding for the three month period ended March 31, 2007 is the same as the dilutive securities are anti dilutive

The accompanying notes are an integral part of these unaudited consolidated financials

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,099,048)	$736,783
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	52,665	48,834
Impairment of Goodwill	1,295,556	-
Provision for bad debt	-	2,960
(Increase) / decrease in assets:
Accounts receivables	151,906	932,856
Inventory	(125,756)	102,352
Other receivables	10,738	-
Prepaid expense	14,573	(103,841)
Deposits	(5,430)	-
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	14,491	(123,856)
Income tax payable	44,697	(44,783)
Deferred revenue	-	79,277

Net cash provided by operating activities from continuing operations	354,392	1,630,582
Net cash provided by operating activities of entity held for sale	27,269	-
Net cash provided by operating activities	381,661	1,630,582

CASH FLOWS FROM INVESTING ACTIVITIES
Advance paid for business acquisition	-	(3,000,000)
Acquisition of property & equipment	(3,223)	(1,839)
Net cash used in investing activities	(3,223)	(3,001,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from loan payable	-	3,000,000
Net cash provided by financing activities	-	3,000,000

Effect of exchange rate changes on cash and cash equivalents	(381,999)	(79,847)

Net increase in cash and cash equivalents	(3,561)	1,548,896

Cash and cash equivalents, beginning balance	1,074,836	2,061,213

Cash and cash equivalents, ending balance	$1,071,275	$3,610,109

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$59,269	$14,821

Interest payments	$2,036	$17,616

Non cash transactions:

Issuance of shares in advance for purchase of business	$-	$9,620,000

The accompanying notes are an integral part of these unaudited consolidated financials

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

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by China Digital, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Translation Adjustment
As of March 31, 2007, the accounts of E’Jenie and Sono were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Principles of Consolidation
The consolidated financial statements include the accounts of China Digital Communication Group and its wholly owned subsidiaries, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

The payment term for Sono (entity held for sale) is as follows; 30% of the invoice is due when the order is shipped and 60% of the invoice is within six months. The clients have another six month to pay for the remaining balance depending on their credit.

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

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $141,920 as of March 31, 2007.

Inventory
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2007, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory
Raw Material	$140,135
Work-in-process	27,089
Finished goods	245,717

$412,942

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of March 31, 2007 Property, Plant & Equipment consist of the following:

Machinery	$793,797
Leasehold improvement	32,912
Automobile	9,954
Office equipment	14,481
Building	521,210

1,372,354

Accumulated depreciation	(333,489)

$1,038,865

Depreciation expenses were $48,342 and $48,834 for the three months ended March 31, 2007, and 2006.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2007 there were no significant impairments of its long-lived assets.

As of March 31, 2007 Intangible Assets consist of the following:

Land rights	$521,210

Accumulated amortization	(9,295)

$511,915

Amortization expenses were $4,323 and $0 for the three months ended March 31, 2007 and 2006,  respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2008-$17,292, 2009-$17,292, 20109-$17,292, 2011-$17,292, 2012, $17,292.

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

 The Company performed an impairment test relating to goodwill arising from its acquisitions and concluded that there was an impairment as to the carrying value of goodwill as of Deecember 31, 2006. The Company had projected better revenues from Galaxy View as of the date of acquisition. However, during the year, due to the loss of customers, projected revenue reduced significantly. The Company evaluated value of the subsidiary based upon market value and recorded an impairment of $3,779,181. The Company decided to dispose of Sono Digital, wholly owned subsidiary of Galaxy View, during the three month period ended March 31, 2007 and determined the fair value of the subsidiary to be $3,000,000. The company recorded an impairment of goodwill of $1,295,556 on the Galaxy acquisition based on the recoverable value of the assets held for sale.

As of March 31, 2007, the Goodwill comprised of the following:

Goodwill
Acquisition of Billion	$1,865,067
Acquisition of Galaxy View	27,172

$1,892,239

Recent accounting pronouncements

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

Note C - ACQUISTION AGREEMENTS

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

On June 28, 2006 the transaction was consummated with Galaxy View, which owns all of the issued and outstanding shares of Sono. By acquiring all of the outstanding capital stock of Galaxy View and Sono in exchange for $3,000,000 and 7,575,757 shares of the Company’s Series A-1 Convertible Preferred Stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, Galaxy View’s and Sono’s results of operations have been included in the consolidated financial statements since the date of acquisition. As of December 31, 2006, the preferred stock was issued and recorded at a value of $3,787,879 in the books of the Company.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the fair value of assets acquired and liabilities assumed:

Cash and cash equivalents	$701,169
Accounts receivable	2,648,929
Other receivable	337,825
Prepaid	701
Property, plant, and equipment	54,041
Total assets	3,742,665

Accounts payable	$1,991,591
Deferred revenue	65,104
Total liabilities	2,056,695

Total acquisition cost	$1,685,970

Cost
Total cost of investment	$6,787,879

Total Acquisition cost	1,685,970

Goodwill	$5,101,909

Note D - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of March 31, 2007, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$766,101
VAT payable	31,767

Total	$797,868

Note E - LOANS PAYABLE

As of March 31, 2007, the Company has an unsecured, due on demand, non interest-bearing loan payable in the amount of $259,000 to a third party.

Note F - INCOME TAXES

The Company through its subsidiaries, E’Jenie and Sono, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of March 31, 2007.

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

The following is a reconciliation of income tax expense:

3/31/2007	U.S.	State	International	Total
Current	$0	$0	$59,269	$59,269
Deferred	-	-	-	-
Total	$0	$0	$59,269	$59,269

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	3/31/2007

US statutory tax rate	34%
Foreign income not recognized in US	-34%
PRC income tax	15%

Effective rate	15%

Note G- COMMITTMENTS

Operating Leases
The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of approximately $2,249 for the three months ended March 31, 2007.

Note H- STOCK OPTION

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

The Company did not grant any options during the three month period ended March 31, 2007.

	Total	Price	Remaining Life	Aggegrate Intrinsic Value
OUTSTANDING	100,000	0.5300	3.5 years	-

Note I - STATUTORY COMMON WELFARE FUND

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The amount included in the statutory reserve for the three months ended March 31, 2007 amounted to $16,056.

Note J - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $32,113 as statutory reserve for the three month period ended March 31, 2007.

Note K - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2006 and March 31, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$416,510
Change for 2007	180,059

Balance at March 31, 2007	$596,569

Note L - RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company has an unsecured, due on demand, non interest-bearing loan from Xuemei Fang, an officer and director, in the amount of $174,600.

Note M- SEGMENT REPORTING

The Company had two principal operating segments which were: battery components manufacturer and supplier of 3G telecommunications equipment, and supplier of hi-tech telecommunication equipment to the telecommunications industry. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company decided to dispose off the supplier of 3G telecommucations equipment, Sono, during the three month period ended March 31, 2007 and has determined that the battery components manufacturer is the only reportable segment. The operations of Sono have been presented separately, as held for sale, in the accompanying financial statements.

 Note N - CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note O - SUBSEQUENT EVENTS

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Sono Digital Electronic Technologies Co., Ltd. with Liu Changqing and Wang Feng (collectively, the Purchasers”) for the sale of our wholly-owned subsidiary Sono Digital Electronic Technologies Co., Ltd. (“Sono”) (the “Agreement”). Changqing will purchase a 60% interest and Feng will purchase a 40% interest in Sono. In exchange for all of the outstanding shares of Sono, the Purchasers will pay $3,000,000 USD as consideration for the acquisition. We will enter into promissory notes with the Purchasers for payment of their share of the $3,000,000 which is due within 90 days of April 24, 2007. If payment is not made within 90 days, the promissory notes will accrue interest at 18% per annum from the closing date.

Note P - ENTITY HELD FOR SALE

The Company decided to dispose off the supplier of 3G telecommucations equipment, Sono, during the three month period ended March 31, 2007.

The components of income (loss) from operations related to discontinued operations for the three months ended March 31, 2007 are shown below.

Assets held for sale	Three month period ended
March 31, 2007
Sales, net	$-
Cost of sales	-

Gross profit	-
-
General and administrative expenses	30,878

loss from operations	(30,878)

Other (Income) Expense

Interest income	(3,609)
Other income	-

Total Other (Income) Expense	(3,609)

loss before income tax	(27,269)

Provision for income tax	-

Net loss from discontinued operations	$(27,269)

Sono (entity held for sale) was not a subsidiary during the period ended March 31, 2006.

Assets and liabilities for the entity held for sale as of March 31, 2007 are as follows:

Assets
Cash and cash equivalents	$2,552,378
Accounts receivable	439,628
Retention money receivables	10,166
Other receivables	33,545
Property, plant and equipment, net	45,484
Total Assets	3,081,201

Liabilities
Accounts payable and accrued expense	108,373

Net assets held for sale	$2,972,828

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

Safe Harbor Regarding Forward-Looking Statements

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

Results of Operations

For the Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

The following table presents the statement of operations for the three months ended March 31, 2007 as compared to the comparable period of the three months ended March 31, 2006. The discussion following the table is based on these results.

	2007	2006

Sales, net	$1,638,988	$3,183,547

Cost of sales	1,160,984	2,209,267
Gross profit	478,004	974,280

Selling expense	6,093	7,194
General and administrative expenses	1,484,055	164,773
Income from operations	(1,012,144)	802,313

Other (Income) Expense
Interest income	(1,670)	(5,115)
Miscellaneous expense	-	268
Interest expense	2,036	29,840
Total Other (Income) Expense	366	24,993

Income (loss) before income taxes	(1,012,510)	777,320

Provision for income taxes	59,269	40,537

Income (loss) from continuing operations	(1,071,779)	736,783

Loss from entity held for sale	(27,269)	-

Net Income (loss)	$(1,099,048)	$736,783

Net Sales

Net sales for the three months ended March 31, 2007 totaled $1,638,988 compared to $3,183,547 for the three months ended March 31, 2006, a decrease of $1,544,559, or approximately 48.5%. The decrease was due to increased competition and decreased demands from our customers for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Cost of Sales

Cost of sales for the three months ended March 31, 2007 totaled $1,160,984 or 70.8% of net revenue compared to $2,209,267 or approximately 69.4% of net revenue for the three months ended March 31, 2006, a decrease of $1,048,283 or approximately 47.4%. The decrease was due to decreased net revenue for the three months ended March 31, 2007.

Operating Expenses

Selling and general and administrative expenses for the three months ended March 31, 2007 totaled $1,490,148 or approximately 91% of net revenue compared to $171,967 or approximately 5.4 of net revenue for the three months ended March 31, 2006, an increase of $1,318,181 or approximately 767%. The increase in general and administrative expenses was primarily due an impairment loss of $1,295,556 recognized for the three months ended March 31, 2007 and the increase in accounting , legal and other professional fees related to the SEC comment letters related to our financial statements.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2007 totaled $(1,012,144) or approximately 62% of net revenue compared to $802,313 or approximately 25.2% of net revenue for the three months ended March 31, 2006, a decrease of $1,814,457 or approximately 226.2%. The decrease in income from operations was primarily due to decrease in net sales and recognition of impairment loss during the three months ended March 31, 2007.

Interest Expense

Interest expense for the three months ended March 31, 2007 totaled $2,036 compared to $29,840 for the three months ended March 31, 2006, a decrease of $27,804, or approximately 93.2%. The decrease in interest expense was due to indebtedness related to the potential acquisition of new business during 2006.

Net Income

Net income (loss) for the three months ended March 31, 2007 totaled $(1,099,048) compared to $736,783 for the three months ended March 31, 2006, a decrease of $1,835,831or approximately 249.2%. The decrease in net income was primarily due to reason described above.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,071,275 at March 31, 2007 and current assets totaled $2,961,007 at March 31, 2007. The Company's total current liabilities were $1,322,912 at March 31, 2007. Working capital at March 31, 2007 was $1,638,095. During the three months ended March 31, 2007, net cash provided by operating activities was $381,661.

Net cash used in investing activities totaled $(3,223) for the three months ended March 31, 2007, compared with $(3,001,839) for the three months ended March 31, 2006. The net cash change was $(3,561) and $1,548,896 for the three months ended March 31, 2007 and 2006, respectively.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

Working Capital Requirements

Historically operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

4

Item 6. Exhibits.

Exhibit No.	Document Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Zhongnan Xu
Zhongnan Xu
Chief Executive Officer

 Date:  May 15, 2007

6