Form 10KSB/A
period 2004-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2007-07-27
CIK 1144320

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
Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer's revenues for its most fiscal year December 31, 2004: $1,412,276.

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

EXPLANATORY NOTE

This Form 10KSB/A is being filed to amend the China Digital Communication Group ( the "Company") Annual Report on Form 10-KSB/A for the period ended December 31, 2004 in order to reflect the restatement to correct an error of the Company's Consolidated Financial Statements and amendments to related disclosures as of December 31, 2004. The error relates to the incorrect decision not to do purchase price allocation and assignment of value to intangible assets for the acquisition of Billion Electronics Co., Ltd. on November 14, 2004. Based upon new information and communication with the Securities and Exchange Commission, our independent auditors, have concluded that the Company was required to do purchase price allocation and assign value to intangible asset for the acquisition of Billion Electronics Co., Ltd. on November 15, 2004.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved By Security Holders
Equity Compensation Plans Not Approved By Security Holders	12,000,000	(1(2))	N/A	40,000	(2)

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following management discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2004 consolidated financial statements and notes. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The information contained in this MD&A, other than historical information, contains “forward looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. This MD&A should be read in conjunction with the sections entitled “Additional Factors That May Affect Future Results” and “Forward-Looking Statements.”

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

RESULTS OF OPERATIONS

The following table presents the statement of operations for the year ended December 31, 2004 as compared to the comparable period of the year ended December 31, 2003. The discussion following the table is based on these results.

	2004	2003
Net Revenue	$1,412,276	$808

Cost of revenue	718,785	579
Gross profit	693,491	229

Operating Expenses
Selling expenses	46,793	-
General and administrative expenses	261,751	6,028
Consulting fees	598,000	-
Total operating expenses	906,544	6,028
Loss from operations	(213,053)	(5,799)

Other (Income) Expense
Interest income	(6)	-
Miscellaneous (income) expense	5,141	(6,581)
Interest expense	3,468	-
Total Other (Income) Expense	8,603	(6,581)

Income (loss) before income taxes	(221,656)	782

Provision for income taxes	13,555	-
Net income (loss)	$(235,211)	$782

Net sales

Net sales for the year ended December 31, 2004 totaled $1,412,276 compared to $808 for the year ended December 31, 2003, an increase of $1,411,468 or approximately 174,687%. The increase was due to the acquisition of E’Jenie during the year ended December 31, 2004.

Cost of Sales

Cost of sales for the year ended December 31, 2004 totaled $718,785 or approximately 50.9% of net sales compared to $579 for the year ended December 31, 2003, an increase of $718,206 or approximately 124,042%. The increase was due to the acquisition of E’Jenie during the year ended December 31, 2004.

Operating Expenses

Operating expenses for the year ended December 31, 2004 totaled $906,544 or approximately 64% of net sales compared to $6,028 or approximately 746% for the year ended December 31, 2003, an increase of $900,516 or approximately 14,939%. The increase was due to the acquisition of E’Jenie during the year ended December 31, 2004.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2004 totaled $(213,053) or approximately (15)% of net sales compared to $(5,799) or approximately (718)% for the year ended December 31, 2003, a decrease of $207,254 or approximately 3,574%. The decrease was due primarily due to the consulting fees and expenses from E’Jenie that was not included in the 2003 numbers.

Interest Expense

Interest expense for the year ended December 31, 2004 totaled $3,468 compared to $0 for the year ended December 31, 2003.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2004 totaled $(235,211) compared to $782 for the year ended December 31, 2003, a decrease of $235,993 or approximately 30,178%. The decrease was due to the increased operating expenses recognized in 2004 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity as of December 31, 2004 is our cash on hand and accounts receivable. Net cash (used in) provided by operations for the year ended December 31, 2004 was $(32,253) as compared to net cash provided by operations of $818 during the same period in 2003. The increase in net cash used in operating activities was a result of the increase in accounts receivable and accounts payable. Our cash and cash equivalents were $437,126 and $21,221 as of December 31, 2004 and 2003, respectively. Our current assets totaled $2,697,534 on December 31, 2004. Our current liabilities were $1,572,441 on December 31, 2004. Working capital was $1,125,093 as of December 31, 2004.

Net cash (used in) provided by investing activities totaled $(1,226,442) for the year ended December 31, 2004, compared with net cash of $4,348 for the same period in 2003. The net cash change was $415,905 and $5,166 for the year ended December 31, 2004 and 2003, respectively.

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

There are no off-balance sheet arrangements.

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

ITEM 7. FINANCIAL STATEMENTS.

CHINA DIGITAL COMMUNICATION GROUP AND
SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
China Digital Communication Group and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Digital Communication Group and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Digital Communication Group and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
May 10, 2007

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
(RESTATED)

ASSETS
Current Assets
Cash and cash equivalents	$437,126
Accounts receivable, net	2,013,815
Inventory	223,859
Advance to suppliers	10,285
Other receivables	7,459
Other receivables - related parties	4,990
Total Current Assets	2,697,534
Property & Equipment, net	237,834
Other Assets
Amortizable intangible assets, net	3,287,531
Goodwill	8,253,436
Total Other Assets	11,540,967
Total Assets	$14,476,335
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$655,972
Tax payable	499,869
Loan payable	242,000
Loan payable to related party	174,600
Total Liabilities	1,572,441
Stockholders' Equity
Common stock, $.001 par value, 140,000,000 shares authorized, 54,460,626 issued and outstanding	54,460
Additional paid in capital	13,089,824
Statutory reserve	11,522
Accumulated deficit	(251,912)
Total Stockholders' Equity	12,903,894
Total Liabilities and Stockholders' Equity	$14,476,335

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004 (Restated)	2003
Net Revenue	$1,412,276	$808
Cost of revenue	718,785	579
Gross profit	693,491	229
Operating Expenses
Selling expenses	46,793	-
General and administrative expenses	261,751	6,028
Consulting fees	598,000	-
Total operating expenses	906,544	6,028
Loss from operations	(213,053)	(5,799)
Other (Income) Expense
Interest income	(6)	-
Miscellaneous (income) expense	5,141	(6,581)
Interest expense	3,468	-
Total Other (Income) Expense	8,603	(6,581)
Income (loss) before income taxes	(221,656)	782
Provision for income taxes	13,555	-
Net income (loss)	$(235,211)	$782
Net income (loss) per share:
Basic and diluted	$(0.01)	$0.00
Weighted average number of shares outstanding:
Basic and diluted	40,496,438	6,015,400

Weighted average of basic and diluted shares are the same as there are no antidilutive shares

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004 (Restated)	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(235,211)	$782
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	730	-
Amortization	41,614	-
Issuance of shares for consultants	598,000	-
Gain on disposal of marketable securities	-	(4,348)
(Increase) / decrease in assets:
Accounts receivables	(623,529)	252
Inventory	30,910	-
Other receivables	18,271	-
Other receivables - related party	(4,990)	-
Prepaid expense	545	-
Increase in current liabilities:
Accounts payable and accrued expenses	141,407	4,132
Total Adjustments	202,959	36
Net cash provided by (used in) operations	(32,253)	818
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(6,808)
Proceeds from sale of marketable securities	-	11,156
Acquisition of subsidiary	(1,500,000)	-
Cash acquired in acquisition	296,713	-
Acquisition of property & equipment	(23,155)	-
Net cash provided by (used in) investing activities	(1,226,442)	4,348
CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of shares	1,500,000	-
Proceed from loan from related party	174,600	-
Net cash provided by financing activities	1,674,600	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	415,905	5,166
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	21,221	16,055
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$437,126	$21,221
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$5,354	$-
Non cash transactions:
Issuance of stock for purchase of business	$7,762,557	$-
Issuance of stock for guarentee	$3,262,327	$-
The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 (RESTATED) AND 2003

						Total
	Common Stock		Additional Paid	Statutory	Accumulated	Stockholders'
	Shares	Amount	In Capital	Reserve	Deficit	Equity/(Deficit)
Balance January 1, 2002	6,015,400	$6,015	$15,385	$-	$(5,961)	$15,439
Net income for the year ended December 31, 2003	-	-	-	-	782	782
Balance December 31, 2003	6,015,400	6,015	15,385	-	(5,179)	16,221
Shares issued for cash	30,000,000	30,000	1,470,000	-	-	1,500,000
Shares issued to consultant	10,684,000	10,684	523,516	-	-	534,200
Shares issued to consultant	1,276,000	1,276	62,524	-	-	63,800
Shares issued for acquisition of Billion	4,566,210	4,566	7,757,991	-	-	7,762,557
Shares issued for guarantee	1,919,016	1,919	3,260,408	-	-	3,262,327
Transfer to statutory reserve	-	-	-	11,522	(11,522)	-
Net loss for the year ended December 31, 2004	-	-	-	-	(235,211)	(235,211)
Balance December 31, 2004	54,460,626	$54,460	$13,089,824	$11,522	$(251,912)	$12,903,894

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
(FORMERLY JASMINE’S GARDEN, IN.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of China Digital Communication Group and its wholly owned subsidiaries Billion and E’Jenie, collectively referred to within as the Company. All significant inter-company transactions and accounts have been eliminated in the consolidation.

The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Exchange Gain (Loss)

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payable, tax payable, and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Raw Material	$72,870
Work-in-process	39,610
Finished goods	111,379
$223,859

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years

As of December 31, 2004 Property, Plant & Equipment consist of the following:

Machinery	$218,372
Automobile	15,980
Office equipment	4,212
238,564
Accumulated depreciation	(730)
$237,834

Depreciation expenses were $730 and $0 for the years ended December 31, 2004, and 2003.

Impairment

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2004 and 2003.

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

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

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

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Company’s operating subsidiaries in China is under a tax rate of 15% for the years ended December 31, 2004.

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

SFAS No. 131 has no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment - manufacture and marketing high-precision investment casting and metal fabrication products in China.

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

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The company is in the process of evaluating the effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The company is still in the process of determining the effect of the pronouncement on the financials.

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

Note C-  ADVANCES TO SUPPLIERS

Advances to suppliers amounted to $10,285 as of December 31, 2004.

Note D - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of December 31, 2004, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$361,245
Payroll payable	166,446
Other payable	104,122
Welfare payable	24,159
Total	$655,972

Note E- LOAN PAYABLE

At December 31, 2004, the Company had a secured note payable to Xinye bank in China, with annual interest rate at 5.31%, due on July 30, 2005 in the amount of $242,000. The note payable is guaranteed by an unrelated party. The Company paid the unrelated party $9,680 for the guarantee. All assets of E’Jenie as of December 31, 2004 was pledged against guarantee agreement.

Note F - TAX PAYABLE

At December 31, 2004, the tax payable included the following:

Value added tax payable	$407,445
Income tax payable	92,424
Total	$499,869

Note G - COMMON STOCK

On March 1, 2004, the Company announced a plan named “Jasmine’s Garden 2004 Equity Incentive Plan” (“Plan”) for providing incentives to attract, retain and motivate eligible persons whose presence and potential contributions are important to the success of the Company. 12,000,000 shares of common stock were allocated to the plan.

On March 4, 2004, certain of the Company’s principal stockholders holding approximately 52.53% of the then total issued and outstanding common stock, approved a written consent to adopt a resolution to amend the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 50,000,000 to 140,000,000 and to establish a class of preferred stock consisting of 60,000,000 shares, par value $0.001 per share. The amendment was filed on April 28, 2004.

On March 9, 2004, the Company issued 11,960,000 shares under the Plan to a number of consultants who were engaged to provide various services to the Company during the period from January 1, 2004 to March 31, 2004 in relation to the Company’s proposed plan to identify and complete a merger or acquisition with private entities. These shares were valued at $0.05 per share or $598,000 and the amount was expensed as consulting fees in the statements of operations.

On March 17, 2004, the Company completed a private offering of 30,000,000 shares of its common stock at a per share price of $0.05 to seven unaffiliated individuals, resulting in gross proceeds to the Company of $1,500,000. The proceeds were to be used for the Company’s proposed plan to identify and complete a merger or acquisition with private entities.

On September 30, 2004, the Company issued 1,919,016 shares of the Company’s common stock to a company for guarantee fees related to the acquisition of Billion. The guarantee was valued at $3,262,327.

Note H -  STOCK PURCHASE BUSINESS COMBINATION

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

Pursuant to the Exchange Agreement, the Company agreed to purchase all of the issued and outstanding shares of Billion from the shareholders for approximately $1,500,000 in cash and 4,566,210 shares of the Company’s common stock, or approximately 8.7% of the total issued and outstanding shares. The Company also issued 1,919,016 shares for guarantee related to the acquisation. This transaction closed on November 15, 2004.

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

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$296,713
Accounts receivable	1,390,287
Other receivable	25,730
Prepaid expenses	10,830
Inventories	254,770
Property, plant, and equipment	215,409
Total assets	$2,193,739
Accounts payable	$636,940
Loan payable	242,000
Other current liabilities	372,496
Total liabilities	$1,251,436
Net tangible assets acquired	$942,303
Cost
Total cost of investment	$12,524,884
Less intangible asset (customer relationship)	(2,691,445)
Less intangible asset (proprietary technology)	(270,850)
Less intangible asset (Design)	(366,850)
Net tangible assets acquired	(942,303)
Goodwill	$8,253,436

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Billion had occurred at January 1, 2004 and 2003:

	December 31, 2004	December 31, 2003
Net revenue	$5,181,694	$2,062,336
Net income (loss)	$540,115	$132,934
Net income (loss) per share - basic and diluted	$0.01	$0.01
Weighted average number of shares outstanding:
Basic and diluted	40,496,438	12,500,626

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

GOODWILL AND INTANGIBLE ASSETS

Goodwill

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

As of December 31, 2004, the Goodwill comprised of the following:

Acquisition of Billion	$8,253,436

Intagible Assets

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2004 there were no significant impairments of its long-lived assets.

As of December 31, 2004 intangible assets consist of the following:

Customer relationship	$2,691,445
Design	366,850
Proprietary technology	270,850
Intangible assets	3,329,145
Accumulated amortization	(41,614)
$3,287,531

The intangible assets are amortized over 10 years.
Amortization expenses were $41,614 and $0 for the years ended December 31, 2004 and 2003.

Amortization expenses for the Company’s intangible assets over the next five fiscal years is estimated to be:

2005	$332,915
2006	332,915
2007	332,915
2008	332,915
2009,	332,915
After	$1,622,956
Total	$3,287,531

Note I–INCOME TAXES

The Company through its subsidiaries, E’Jenie, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of December 31, 2004.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate in Shenzhen (where E’Jenie is located) of 15%.

The following is a reconciliation of income tax expense:

12/31/2004	U.S.	State	International	Total
Current	$0	$0	$13,555	$13,555
Deferred	-	-	-	-
Total	$0	$0	$13,555	$13,555

12/31/2003	U.S.	State	International	Total
Current	$0	$0	$0	$0
Deferred	-	-	-	-
Total	$0	$0	$0	$0

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	12/31/2004	12/31/2003
US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	15%	15%
Effective rate	15%	15%

Note J - COMMITTMENTS

Operating Leases

The Company leases office building from unrelated party. The lease agreement is from to May 1, 2003 to April 30, 2011 at an annual lease at $82,111. The rental expenses for the years ended December 31, 2004 and 2003 are $10,264 and 0. The rental expenses for the next five years ended 12-31-2004 are as follows:

2005	$73,386
2006	90,677
Total	$150,304

In the subsequent period, Ejenie relocated to a larger production facility in Shenzhen, China. The operating leases will be expired on December 31, 2006.

Note K –STATUTORY COMMON WELFARE FUND

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

As of December 31, 2004, the Company reserve $3,841 as statutory common welfare fund.

Note L – STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $7,681 as statutory reserve for the year ended December 31, 2004.

Note M – RELATED PARTY TRANSACTIONS

As of December 31, 2004, the Company has an unsecured, due on demand, interest free loan from a shareholder, in the amount of $174,600.

As of December 31, 2004, the Compay has other receivable from related parties amounting $4,990. including $2,570 advance to a shareholder and $2,420 loan to a company owned by the CEO’ close family member. Both other receivables are due on demand and interest free.

 Note N – CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note O – RESTATEMENTS

On August 15, 2006 the Company received comments from the SEC and subsequently determined to restate its previously filed financial statements for the year ended December 31, 2004, due to the following reasons:

The Company was required to do purchase price allocation and assign value to intangible asset for the acquisition of Billion Electronics Co., Ltd. on November 15, 2004.

The effect of the restatements is as follows:

CONSOLIDATED BALANCE SHEET

	Reported	Restated
	2004	2004
Current Assets
Cash and cash equivalents	$437,126	$437,126
Accounts receivable, net	1,964,069	2,013,815
Inventory	225,450	223,859
Advance to suppliers	-	10,285
Other receivables	12,449	7,459
Other receivables - related parties	-	4,990
Total Current Assets	2,639,094	2,697,534
Property & Equipment, net	237,834	237,834
Other Assets
Prepaid expenses	1,071	-
Deposits	8,470	-
Amortizable intangible assets, net	-	3,287,531
Goodwill	1,865,067	8,253,436
Total Other Assets	1,874,608	11,540,967
Total Assets	$4,751,536	$14,476,335
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,414,994	$655,972
Tax payable	-	499,869
Loan payable	244,072	242,000
Loan payable to related party	-	174,600
Deferred revenue	35,724	-
Total Liabilities	1,694,790	1,572,441

	1,694,790	1,572,441
Stockholders' Equity

Common stock, $.001 par value, 140,000,000 shares authorized, 54,460,626 issued and outstanding	54,460	54,460
Additional paid in capital	2,895,614	13,089,824
Statutory reserve	-	11,522
Other comprehensive income	-	-
Accumulated deficit	106,672	(251,912)
Total Stockholders' Equity	3,056,746	12,903,894
Total Liabilities and Stockholders' Equity	$4,751,536	$14,476,335

CONSOLIDATED STATEMENTS OF OPERATIONS

	Reported	Restated
	2004	2004
Net Revenue	$2,338,718	$1,412,276
Cost of revenue	1,294,346	718,785
Gross profit	1,044,372	693,491
Operating Expenses
Selling expenses	55,416	46,793
General and administrative expenses	227,082	261,751
Consulting fees	598,000	598,000
Total operating expenses	880,498	906,544
Loss from operations	163,874	(213,053)
Other (Income) Expense
Interest income	(6)	(6)
Miscellaneous (income) expense	145	5,141
Interest expense	7,384	3,468
Total Other (Income) Expense	7,523	8,603
Income (loss) before income taxes	156,351	(221,656)
Provision for income taxes	44,500	13,555
Net income (loss)	$111,851	$(235,211)
Net income (loss) per share:
Basic and diluted	$0.00	$(0.01)
Weighted average number of shares outstanding:
Basic and diluted	39,172,889	40,496,438

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reported	Restated
	2004	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$111,851	$(235,211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,500	730
Amortization	-	41,614
Issuance of shares for consultants	598,000	598,000
Gain on disposal of marketable securities	8,791	-
(Increase) / decrease in assets:
Accounts receivables	(626,976)	(623,529)
Inventory	(73,155)	30,910
Other receivables	182,045	18,271
Other receivables - related party	-	(4,990)
Prepaid expense	(1,070)	545
Deposits	(8,470)	-
Increase in current liabilities:
Accounts payable and accrued expenses	148,478	141,407
Deferred revenue	35,724	0
Total Adjustments	276,867	202,958

Net cash provided by (used in) operations	388,718	(32,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	(1,500,000)	(1,500,000)
Cash acquired in acquisition	130,852	296,713
Acquisition of property & equipment	(103,665)	(23,155)
Net cash provided by (used in) investing activities	(1,472,813)	(1,226,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of shares	1,500,000	1,500,000
Proceed from loan from related party	0	174,600
Net cash provided by financing activities	1,500,000	1,674,600

Effect of exchange rate changes on cash and cash equivale	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	415,905	415,905

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	21,221	21,221

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$437,126	$437,126

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$-
Interest payments	$7,384	$5,354

Non cash transactions:

Issuance of stock for purchase of business	$832,906	$7,762,557
Issuance of stock for guarentee	$0	$3,262,327

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Reported	Restated
	2004	2004
Common Stock	$54,460	$54,460
Additional Paid In Capital
Balance at beginning of year	$15,385	$15,385
Shares issued for cash	1,470,000	1,470,000
Shares issued to consultant	523,516	523,516
Shares issued to consultant	62,524	62,524
Shares issued for acquisition of Billion	223,745	7,757,991
Shares issued for guarantee	600,444	3,260,408
Balance December 31, 2004	$2,895,614	$13,089,824
Statutory Reserve
Balance at beginning of year	$-	$-
Transfer from net income (loss)	-	11,522
Balance December 31, 2004	$-	$11,522
Retained earnings
Balance at beginning of year	$(5,179)	$(5,179)
Transfer to statutory reserve	-	(11,522)
Net income (loss)	111,851	(235,211)
Balance at end of year	$106,672	$(251,912)
Total Stockholder's Equity	$$3,056,747	$$12,903,894

Note P –SUBSEQUENT EVENTS

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

On February 14, 2006, China Digital Communication Group, UPE Limited (Far East), a BVI corporation (“UPE Limited”), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., a Shenzhen corporation and a wholly-owned subsidiary of UPE Limited (“Zhuo Tong”), and the shareholders of UPE Limited (the “Shareholders”), entered into a Share Exchange Agreement (the “Agreement”) pursuant to which China Digital will acquire 100% of UPE Limited in an all stock transaction valued at approximately US$9.6 million. China Digital issued 18.5 million shares of its common stock to the Shareholders in exchange for all of the shares UPE Limited (the “Share Exchange”). Upon completion of the Share Exchange, the Shareholders will own approximately 25% of China Digital.

On June 26, 2006, the Company issued a press release announcing that it had terminated its Share Exchange Agreement dated February 14, 2006 (the “Agreement”), with UPE Limited (Far East), a BVI corporation (“UPE Limited”), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., a Shenzhen corporation and a wholly-owned subsidiary of UPE Limited, and the shareholders of UPE Limited (the “Shareholders”). As a result of the termination of the Agreement, the Shareholders returned, and the Company cancelled, the 18.5 million shares of the Company’s common stock that were previously issued to the Shareholders.

On March 22, 2006, China Digital Communication Group, Galaxy View International LTD, a BVI corporation (“Galaxy”), Shenzhen Sono, a Shenzhen corporation and a wholly-owned subsidiary of the Galaxy (“Sono”), and the shareholders of Galaxy (the “Shareholders”), entered into a Share Exchange Agreement (the “Agreement”) pursuant to which China Digital will acquire 100% of Galaxy for approximately $6,787,879. China Digital paid $3 million dollars on March 12, 2006 to Galaxy and issued 7,575,757 million shares of Series A-1 Convertible Preferred Stock. The Company finalized the Agreement on June 28, 2006. Each share of Series A-1 Preferred Stock entitles the holder thereof to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one share of the Company’s common stock on June 29, 2011. Each share of Series A-1 Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, rank (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.

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

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compenation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Yi Bo Sun	2004	0	0	0	0	0	0	0
Yi Bo Sun	2003	0	0	0	0	0	0	0
Zuzhuan Xu	2003	0	0	0	0	0	0	0

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

(*) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The current independent auditor is Kabani & Company, Inc. Lichter, Yu & Associates was the prior auditor.

Lichter, Yu & Associates, Certified Public Accountants, was the Registrant's independent registered public accounting firm engaged to examine the financial statements of the Registrant for the fiscal years ending December 31, 2004.

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

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Zhongan Xu
Zhongan Xu
Chief Executive Officer and Chairman

Date: July 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Title	Date

/s/ Zhongan Xu	Chief Executive Officer and Chairman	July 27, 2007
ZHONGAN XU

/s/ Jiangcheng Wu	Chief Financial Officer	July 27, 2007
JIANGCHENG WU

/s/ Mei Jin Bin	Secretary and Director	July 27, 2007
MEI JIN BIN

/s/ Xu Bao Dong	Director	July 27, 2007
XU BAO DONG