Form 10QSB
period 2007-06-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2007-08-14
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

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

 The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2007 is 54,460,626 shares of common stock.

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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flow	4

Notes to unaudited Condensed Consolidated Financial Statements	5-18

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$815,571
Accounts receivable, net	515,353
Inventory	479,602
Prepaid expenses	1,682
Other receivables	3,075,331
Total Current Assets	4,887,539

Property & equipment, net	1,062,652

Other Assets
Other assets	8,530
Intangible assets, net	2,970,164
Goodwill	8,253,436
Total Other Assets	11,232,130

Total Assets	$17,182,321

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$624,689
Loan payable	263,000
Loan payable to related party	174,600
Total Current Liabilities	1,062,290

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626, issued and outstanding	54,461
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	16,887,626
Statutory reserve	273,809
Other comprehensive income	572,029
Retained earnings	(1,675,470)
Total Stockholders' Equity	16,120,031

Total Liabilities and Stockholders' Equity	$17,182,321

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
		(Restated)		(Restated)
Revenue, net	$368,823	$3,027,810	$2,007,811	$6,211,357

Cost of sales	635,645	2,119,460	1,796,629	4,328,727
Gross profit	(266,822)	908,350	211,182	1,882,630

Operating Expenses
Selling expense	7,273	8,591	13,366	15,785
General and administrative expenses	778,556	416,777	1,050,284	664,779
Goodwill impairment	-	-	1,295,556	-
Total operating expenses	785,829	425,368	2,359,206	680,564

Income (loss) from operations	(1,052,651)	482,982	(2,148,024)	1,202,066

Other (Income) Expense
Interest income		(5,482)	(1,670)	(10,597)
Miscellaneous income	-	-	-	268
Interest expense	7,319	65,486	9,355	95,326
Total Other Expense	7,319	60,004	7,685	84,997

Income (loss) before income taxes	(1,059,970)	422,978	(2,155,709)	1,117,069

Provision for income taxes	(59,269)	32,102	-	72,639

Income (loss) from continuing operations	(1,000,701)	390,876	(2,155,709)	1,044,430

Discontinued operations
Loss on disposal of subsidiary	(8,366)	-	(35,635)	-
Loss from discontinued operations	(37,578)	-	(37,578)	-

Net Income (loss)	(1,046,645)	390,876	(2,228,922)	1,044,430

Other comprehensive income
Foreign currency translation	(24,540)	88,591	155,519	179,937

Comprehensive Income (Loss)	$(1,071,185)	$479,467	$(2,073,403)	$1,224,367

Net income (loss) per share from continuing operations
Basic	$(0.02)	$0.01	$(0.04)	$0.02
Diluted	$(0.02)	$0.01	$(0.04)	$0.02

Net income (loss) per share from discontinued operations
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding:
Basic	54,460,626	54,460,626	54,460,626	54,460,626
Diluted	54,460,626	54,470,795	54,460,626	54,470,795

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

		2006
	2007	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,228,922)	$1,044,430
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	96,834	92,017
Amortization of intangible	175,159	166,458
Goodwill impairment	1,295,556	-
Loss on disposal of subsidiary	35,635	-
(Increase) / decrease in assets:
Accounts receivables	1,120,969	(683,273)
Inventory	(186,009)	51,445
Other receivables	11,860	(947)
Prepaid expense	14,664	(93,421)
Deposits	(5,430)	-
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(377,979)	83,360
Income tax payable	(74,306)	(54,792)
Advance	0	0
Deferred revenue	-	(79,494)

Total Adjustments	2,106,953	(518,647)

Net cash provided by (used in) operating activities from discontinuing operations	(121,969)	525,783
Net cash provided by operating activities from continuing operations	2,075,506	-
Net cash provided by operating activities	1,953,537	525,783

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for business acquisition	-	(3,000,000)
Cash acquired in acquisition	-	701,169
Acquisition of property & equipment	(59,721)	(3,284)

Net cash used in investing activities from continuing operations	(59,721)	(2,302,115)
Net cash used in investing activities of entity disposed	(2,583,914)	-
Net cash used in investing activities	(2,643,635)	(2,302,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	-	(249,240)
Loan to/ from related party	373,665	-
Proceed from loan payable	-	3,000,000

Net cash provided by investing activities from continuing operations	373,665	2,750,760
Net cash used in investing activities of entity disposed	-	-
Net cash provided by financing activities	373,665	2,750,760

Effect of exchange rate changes on cash and cash equivalents	57,169	199,264

Net increase (decrease) in cash and cash equivalents	(259,264)	1,173,692

Cash and cash equivalents, beginning balance	1,074,835	2,061,213

Cash and cash equivalents, ending balance	$815,571	$3,234,905

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$59,642	$56,738

Interest payments	$9,355	$26,342

Non cash transactions:

Issuance of shares in advance for purchase of business	$-	$9,620,000

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

On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International Ltd., the Company and the shareholders of Galaxy View (the “Shareholders”). Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at approximately $6,787,879. Under the terms of the Agreement, the Company will pay to the Shareholders $3,000,000 million in cash and delivered 7,575,757 unregistered shares of China Digital preferred stock valued at approximately $3,787,879. The Companydisposed off Galaxy View International, Ltd. on April 24, 2007 for $3,000,000.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by China Digital, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Translation Adjustment

As of June 30, 2007, the accounts of E’Jenie and Sono were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $532,252 as at June 30, 2007.

Inventory
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2007, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory
Raw Material	$196,115
Work-in-process	6,525
Finished goods	276,962
$479,602

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of June 30, 2007 Property, Plant & Equipment consist of the following:

Machinery	$841,182
Leasehold improvement	33,420
Automobile	32,726
Office equipment	14,218
Building	529,260
1,450,805
Accumulated depreciation	(388,154)
$1,062,652

Depreciation expenses were $101,185 and $92,017 for the six month periods ended June 30, 2007, and 2006. Depreciation expenses were $49,324 and $43,049 for the three month periods ended June 30, 2007, and 2006

Basic and Diluted Earnings Per Share

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

As of June 30, 2007, the Goodwill comprised of the following:

Goodwill on acquisition of Billion	$8,253,436

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007 there were no significant impairments of its long-lived assets.

As of June 30, 2007 intangible assets consist of the following:

Customer relationship	$2,691,445
Design	366,850
Proprietary technology	270,850
Land rights	529,260
Intangible assets	3,858,405
Accumulated amortization	(888,241)
$2,970,164

The intangible assets are amortized over 10 years.

Amortization expenses were $175,159 and $166,458 for the six month periods ended June 30, 2007 and 2006. Amortization expenses were $87,397 and $83,229 for the three month periods ended June 30, 2007 and 2006.

Amortization expenses for the Company’s intangible assets over the next five fiscal years is estimated to be:

2007	$175,159
2008	350,317
2009	350,317
2010	350,317
2011	350,317
After	1,393,737
Total	$2,970,164

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

Note C - DISPOSED ENTITY

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Sono Digital Electronic Technologies Co., Ltd. with Liu Changqing and Wang Feng (collectively, the Purchasers”) for the sale of our wholly-owned subsidiary Sono Digital Electronic Technologies Co., Ltd. (“Sono”) (the “Agreement”). Changqing will purchase a 60% interest and Feng will purchase a 40% interest in Sono. In exchange for all of the outstanding shares of Sono, the Purchasers will pay $3,000,000 USD as consideration for the acquisition. We will enter into promissory notes with the Purchasers for payment of their share of the $3,000,000 which is due within 90 days of April 24, 2007. If payment is not made within 90 days, the promissory notes will accrue interest at 18% per annum from the closing date. The company has recovered $2 million subsequent to June 30, 2007.

Following is the detail information for loss on disposal of Sono:

Disposal consideration	$(3,000,000)
Net assets of Sono at disposal	3,008,463
Goodwill	27,172
Loss on disposal of Sono	$(35,635)
Loss from discontinued operation $	(37,578)

Note D - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of June 30, 2007, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$620,212
VAT payable	4,477
Total	$624,689

Note E - LOANS PAYABLE

As of June 30, 2007, the Company has an unsecured, due on demand, non interest-bearing loan payable in the amount of $263,000 to a third party.

Note F - INCOME TAXES

The Company through its subsidiaries, E’Jenie and Sono, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of June 30, 2007.

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

6/30/2007	Income tax expenses
Current	$0
Deferred	-
Total	$0

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

6/30/2007
US statutory tax rate	34%
Foreign income not recognized in US	-34%
PRC income tax	15%
Valuation allowanc	-15%
Effective rate	0%

Note G- COMMITTMENTS

Operating Leases
The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of approximately $3,563 and $47,270 for the six month periods ended June 30, 2007 and 2006, respectively. Rental expense for these leases consisted of approximately $1,314 and $23,662 for the three months periods ended June 30, 2007.

Note H- PREFERRED STOCKS

Pursuant to the exchange agreement between China Digital and Galaxy View that was finalized on June 28, 2006, the Company issued 7,575,757 million shares of Series A-1 Convertible Preferred Stock valued at $3,787,879.  Each share of Series A-1 Preferred Stock entitles the holder thereof to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one share of the Company’s common stock on June 29, 2011. Each share of Series A-1 Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, rank (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.

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

On March 20, 2006, the Company issued a non-incentive stock option for 150,000 shares to a consultant with an exercise price of $0.702 that will expire on March 19, 2009. The option vested and became exercisable on May 1, 2006.

The Company did not grant any options during the six months period ended June 30, 2007.

Options outstanding at June 30, 2007 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$0.530	100,000	0.7	$0.530	100,000	$0.530	-
$0.702	150,000	0.6	$0.702	150,000	$0.702	-

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The Company did not transfer any amount to statutory reserve for the six month periods ended June 30, 2007.

Note K - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has established a policy to reserve 10% of its annual net income as statutory reserve. However, the Company reserved $0 for the six month period ended June 30, 2007.

Note L - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2006 and June 30, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$416,510
Change for 2007	155,519

Balance at June 30, 2007	$572,029

Note M - RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company has an unsecured, due on demand, non interest-bearing loan from Xuemei Fang, an officer and director, in the amount of $174,600.

Note N- SEGMENT REPORTING

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

The Company disposed off the supplier of 3G telecommucations equipment, Sono, during the six month period ended June 30, 2007 and has determined that the battery components manufacturer is the only reportable segment. The operations of Sono have been presented separately, as discontinued operations, in the accompanying financial statements. The loss of discounting operations during the periods ended June 30, 2007 was $37,578 and the loss on disposal of Sono was $35,635.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

	Battery
	Component	All Others	Total
Revenues	$2,007,811	$-	$2,007,811
Income (loss) before taxes of continuing operations	(368,934)	(1,786,775)	(2,155,709)
Total identifiable assets	5,813,754	3,115,131	8,928,885
Capital expenditures	59,721	-	59,721
Depreciation and amortization	105,535	166,458	271,993
Interest expense	9,355	-	9,355
Interest income	$1,670	$-	$1,670

(1) Total identifiable assets are the owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, unallocated fixed assets of support divisions and common facilities, and certain other assets.

(2) Capital expenditures and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

Also, because all of the Company’s sales are derived from the sales of products outside of the United States, all long-lived assets are located outside the United States.

 Note O- CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note P - RESTATEMENTS

Subsequent to the issuance of the Company's financial statements for the year ended March 31, 2007, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the Company did not allocate purchase price properly for the acquisition of Billion Electronics Co., Ltd. on November 15, 2004 properly.

The Company has restated its financial statements for these adjustments as of December 31, 2004.

Except the correction showed in the below form, the restatement also effected the beginning balance of intangible assets of 2007. The beginning balance of intangible assets after restatement was $3,136,622 compared to $0 balance as of December 31, 2006.

The effect of the correction of the error is as follows:

CONSOLIDATED STATEMENTS OF CASH FLOWS
	6/30/2006	6/30/2006
	Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,210,888	$1,044,430
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of intangible	-	166,458
Total Adjustments	(685,105)	(518,647)
Net cash provided by operating activities	525,783	525,783

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006
	(Reported)	(Restated)	(Reported)	(Restated)
General and administrative expenses	$333,548	$416,777	$498,321	$664,779
Total operating expenses	342,139	425,368	514,106	680,564
Income (loss) from operations	566,211	482,982	1,368,524	1,202,066
Income (loss) before income taxes	626,215	542,986	1,453,521	1,287,063
Income (loss)	594,113	510,884	1,380,882	1,214,424
Comprehensive Income (Loss)	$682,704	$599,475	$1,560,819	$1,394,361
Net income (loss) per share
Basic	$0.01	$0.01	0.03	$0.02
Diluted	$0.01	$0.01	0.03	$0.02

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

 RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

The following table presents the statement of operations for the three months ended June 30, 2007 as compared to the comparable period of the three months ended June 30, 2006. The discussion following the table is based on these results.

	Three Month Periods Ended
	June 30, 2007	June 30, 2006
		(Restated)
Revenue, net	$368,823	$3,027,810
Cost of sales	635,645	2,119,460
Gross profit	(266,822)	908,350
Operating Expenses
Selling expense	7,273	8,591
General and administrative expenses	778,556	416,777
Goodwill impairment	-	-
Total operating expenses	785,829	425,368
Income (loss) from operations	(1,052,651)	482,982
Other (Income) Expense
Interest income	1,670	(5,482)
Miscellaneous income	-	-
Interest expense	5,649	65,486
Total Other Expense	7,319	60,004
Income (loss) before income taxes	(1,059,970)	422,978
Provision for income taxes	(59,269)	32,102
Income (loss) from continuing operations	(1,000,701)	390,876
Discontinued operations
Loss on disposal of subsidiary	(35,635)	-
Loss from discontinued operations	(10,309)	-
Net Income (loss)	(1,046,645)	390,876

Net sales

Net sales for the three month periods ended June 30, 2007 totaled $368,823 compared to $3,027,810 for the three month periods ended June 30, 2006, a decrease of $2,658,987, or approximately 87.8%. The decrease was due to increased competition and decreased demands from our customers for the three month periods ended June 30, 2007 as compared to the same periods ended June 30, 2006.

Cost of Sales

Cost of sales for the three month periods ended June 30, 2007 totaled $635,645 or 172.3% of net revenue compared to $2,119,460 or approximately 70% of net revenue for the three month periods ended June 30, 2006, a decrease of $1,483,815, approximately 70%. The decrease was due to decreased net revenue for the three month periods ended June 30, 2007. The percentage cost of sales increased 102.3% due to the fact that some cost are fixed and is not impacted by the decrease in revenue.

Operating Expense

Selling and general and administrative expenses for the three month periods ended June 30, 2007 totaled $785,829 or approximately 213%. of net revenue compared to $425,368 or approximately 14% of net revenue for the three month periods ended June 30, 2006, an increase of $360,461 or approximately 84.7%. The increase in general and administrative expenses was primarily due to the increase in accounting , legal and other professional fees related to SEC comment letters and 2004 re audit during the three month periods ended June 30,2007.

Income (Loss) from Operations

Income (loss) from operations for the three month periods ended June 30, 2007 totaled $(1,052,651) or approximately 285.4 % of net revenue compared to $482,982 or approximately 16% of net revenue for the three month periods ended June 30, 2006, a decrease of $1,535,633 or approximately 317.9%. The decrease in income from operations was primarily due to decrease in sales during the three month periods ended June 30, 2007.

Interest Expense

Interest expense for the three month periods ended June 30, 2007 totaled $5,649 compared to $65,486 for the three month periods ended June 30, 2006, a decrease of $59,837, or approximately 91.4%. The decrease in interest expense was due to indebtedness related to the potential acquisition of new business during 2006.

Net Income

Net income (loss) for the three month periods ended June 30, 2007 totaled $(1,046,701) compared to $390,876 for the three month periods ended June 30, 2006, a decrease of $1,391,577 or approximately 356%. The decrease in net income was primarily due to reason described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

The following table presents the statement of operations for the six month periods ended June 30, 2007 as compared to the comparable period of the six month periods ended June 30, 2006. The discussion following the table is based on these results.

	Six Month Periods Ended
	June 30, 2007	June 30, 2006
		(Restated)
Revenue, net	$2,007,811	$6,211,357
Cost of sales	1,796,629	4,328,727
Gross profit	211,182	1,882,630
Operating Expenses
Selling expense	13,366	15,785
General and administrative expenses	1,050,284	664,779
Goodwill impairment	1,295,556	-
Total operating expenses	2,359,206	680,564
Income (loss) from operations	(2,148,024)	1,202,066
Other (Income) Expense
Interest income	(1,670)	(10,597)
Miscellaneous income	-	268
Interest expense	9,355	95,326
Total Other Expense	7,685	84,997
Income (loss) before income taxes	(2,155,709)	1,117,069
Provision for income taxes	-	72,639
Income (loss) from continuing operations	(2,155,709)	1,044,430
Discontinued operations
Loss on disposal of subsidiary	(35,635)	-
Loss from discontinued operations	(37,578)	-
Net Income (loss)	(2,228,922)	1,044,430

Net sales

Net sales for the six month periods ended June 30, 2007 totaled $2,007,811 compared to $6,211,357 for the six month periods ended June 30, 2006, a decrease of $4,203,546, or approximately 67.7%. The decrease was due to increased competition and decreased demands from our customers for the six month periods ended June 30, 2007 as compared to the same periods ended June 30, 2006.

Cost of Sales

Cost of sales for the six month periods ended June 30, 2007 totaled $1,796,629 or 89.5% of net revenue compared to $4,328,727 or approximately 69.7% of net revenue for the six month periods ended June 30, 2006, a decrease of $2,532,098, approximately 58.5%. The decrease was due to decreased net revenue for the six month periods ended June 30, 2007. The percentage cost of sales increase 19.8% due to the change of labor cost structure during the six months ended June 30, 2007 as compare to June 30, 2006. In order to retain skilled workers, the company decided to use fixed salary instead of variable salary based on quantity of units produced.

Operating Expense

Selling and general and administrative expenses for the six month periods ended June 30, 2007 totaled $2,359,206 or approximately 117.5%. of net revenue compared to $680,564 or approximately 11.0% of net revenue for the six month periods ended June 30, 2006, an increase of $1,678,642 or approximately 246.7%. The increase in general and administrative expenses was primarily due to the increase in accounting , legal and other professional fees related to SEC comment letters and 2004 re audit and impairment of $1,295,556 for intangibles during the six month periods ended June 30,2007.

Income (Loss) from Operations

Income (loss) from operations for the six month periods ended June 30, 2007 totaled $(2,148,024) or approximately 107.0% of net revenue compared to $1,202,066 or approximately 19.4% of net revenue for the six month periods ended June 30, 2006, a decrease of $3,350,090 or approximately 278.7%. The decrease in income from operations was primarily due to decrease in sales and impairment loss recognized during the six month periods ended June 30, 2007.

Interest Expense

Interest expense for the six month periods ended June 30, 2007 totaled $9,355 compared to $95,326 for the six month periods ended June 30, 2006, a decrease of $85,971, or approximately 90.2%. The decrease in interest expense was due to indebtedness related to the potential acquisition of new business during 2006.

Net Income

Net income (loss) for the six month periods ended June 30, 2007 totaled $(2,228,922) compared to $1,044,430 for the six month periods ended June 30, 2006, a decrease of $3,273,352 or approximately 313.4%. The decrease in net income was primarily due to reason described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $815,571 at June 30, 2007 and current assets totaled $4,887,539 at June 30, 2007. The Company's total current liabilities were $1,062,290 at June 30, 2007. Working capital at June 30, 2007 was $3,825,249. During the six month periods ended June 30, 2007, net cash provided by operating activities was $1,953,537.

Net cash used in investing activities totaled $(2,643,635) for the six month periods ended June 30, 2007, compared with $(2,302,115) for the same periods ended June 30, 2006. The net cash change was $(259,264) and $1,173,692 for the six month periods ended June 30, 2007 and 2006, respectively.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best of our knowledge, neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On April 24, 2007, we entered into an Agreement on Transfer of Shares of Sono Digital Electronic Technologies Co., Ltd. with Liu Changqing and Wang Feng (collectively, the Purchasers”) for the sale of our wholly-owned subsidiary Sono Digital Electronic Technologies Co., Ltd. (“Sono”). As a result of the Agreement, we no longer own, control or operate Sono and have disposed of this asset.

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

 Date:  August 14, 2007