Form 10KSB/A
period 2005-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2007-10-09
CIK 1144320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49715

CHINA DIGITAL COMMUNICATION GROUP

(Name of small business issuer in its charter)

Nevada	91-2132336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number 2222. Jin Tian Road. An Lian Building 15th Floor A-01 and A-02. Futian, Shenzhen, China	518026
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: 86-755-2698-3767

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

The Company’s revenues from continuing operations for its fiscal year ended December 31, 2005 were $12,637,645.

The aggregate market value as at March 22, 2006 of the issuer’s Common Stock, its only class of voting stock, held by non-affiliates was approximately $21,238,591. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% stockholders are affiliates.

The number of shares outstanding of the issuer’s Common Stock as at March 22, 2005 was 72,960,626.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure FormatYes ☐ No ☒

FORWARD LOOKING STATEMENTS

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation:

•	the effect of political, economic and market conditions and geopolitical events;

•	the actions and initiatives of current and potential competitors;

•	our reputation;

•	investor sentiment; and

•	other risks and uncertainties detailed under “Risk Factors” in Part I and elsewhere throughout this report.

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated in Nevada on March 27, 2001 under the name Jasmine’s Garden. In November 2004, we acquired Billion Electronic Co., Ltd., a company organized under the laws of the British Virgin Islands (“Billion”), and its wholly owned operating subsidiary, Shenzhen E’Jenie Technology Development Co., Ltd, a company incorporated under the laws of the Peoples Republic of China (“E’Jenie”). Through E’Jenie we manufacture and distribute lithium battery shells and related products primarily in China. Based upon specifications from its customers E’Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, E’Jenie produces fourteen steel battery shell lines, nine aluminum battery shell lines, three aluminum battery cap lines and three steel battery cap lines.

HISTORY

Until December 2, 2003, we operated a nationwide wholesale and retail business selling greeting cards, note cards and gift tags made from a design process involving photography and computer graphics. On December 2, 2003, Cheering Limited, an investment holding company organized under the laws of the British Virgin Islands (“Cheering”), acquired 5,700,000 shares of our common stock, par value $0.001, which constituted approximately 95% of the then issued and outstanding shares of our common stock from Jack and Jasmine Gregory, our former officers and directors, for cash consideration of $221,221 (the “Cheering Transaction”).

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

On September 3, 2004, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name from “Jasmine’s Garden” to “China Digital Communication Group.”

ACQUISITION OF BILLION

On November 15, 2004, pursuant to the terms of a Share Exchange Agreement (the “Exchange Agreement”) dated as of September 17, 2004, by and among the Company, Billion, the shareholders of Billion (the “Shareholders”) and E’Jenie, we acquired from the Shareholders (the “Acquisition”) all of the issued and outstanding equity interests of Billion (the “Billion Shares”). Billion is a holding company and the sole shareholder of E’Jenie. Billion has no other assets other than the shares of E’Jenie. As consideration for the Billion Shares, we paid the Shareholders an aggregate of $1,500,000 in cash and issued them 4,566,210 shares of our common stock. The consideration for the Acquisition was determined through arms length negotiations between us and Billion. As a result of the Acquisition we are the sole shareholder of Billion through which we own all of the issued and outstanding equity interests of E’Jenie.

In connection with the Acquisition we entered into a Guarantee Agreement, dated October 9, 2004, as amended October 11, 2004 (the “Guarantee”), with Shiji Ruichen Guaranty and Investment Co. Ltd., a company incorporated under the laws of the Peoples Republic of China (“Shiji”). Pursuant to the terms of the Guarantee, Shiji agreed to guarantee our performance and the performance of the Shareholders under the Exchange Agreement. As consideration for Shiji’s guaranty, we issued 1,919,016 shares of our common stock to Shiji. As security for our obligations under the Guarantee, one of our principal shareholders deposited 5,000,000 of their shares of our common stock into escrow.

INDUSTRY

The lithium battery was created in the 1990s, with its first mass production in 1993 in Japan. Lithium batteries were first used in notebook computers and now are used in cellular phones, video machines, laptops, digital cameras, digital cams, MP3 players, global positioning satellite systems, 3G communication devices, hybrid cars and an array of other electronic products.

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

•
Taking advantage of our ready production capacity and allowing for increased production capacity. We believe our production capacity makes us more reliable, flexible and responsive in terms of fulfilling our customers’ requirements than other providers. As such, existing and potential competitors may find it more difficult to compete with our production capabilities.

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

PRODUCTS

Our wholly-owned subsidiary, E’Jenie, is a producer of the lithium ion battery shells and caps listed below.

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

LIST OF MAJOR CUSTOMERS

Name of Customer	Percentage of Total Revenue for 2005
Shenzhen Bak	30.19%
Shenzhen Gao Yi Electronic Technology Co., Ltd.	13.29%
Dong Wan Mai Ke New Energy Resource Co., Ltd.	8.46%
Shenzhen Hua Bao Battery Co. Ltd.	6.00%
Shenzhen Yin Si Qi Electronic Co., Ltd.	5.46%

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

Our three largest suppliers are Heng Yuang Li Stainless Steel Factory, Hongzhou Stainless Steel Product Co and Hua Yi Aluminum Co., which in the aggregate account approximately 50% of all components and raw materials purchased. Normally, the annual purchase plan for raw material, such as aluminum and steel, is determined at the beginning of the calendar year according to past customer’s orders and our own sales forecast. Such purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on weekly production plans. We believe that this arrangement protects us from inventory surplus when the orders from customers change.

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

EMPLOYEES

We currently have eight employees, five of which are officers, two of which are executives and one administrative personnel. E’Jenie has nine divisions with 596 employees in total, 39 of which are supervisors, 14 of which are administrative officers, nine of which are in marketing and 534 of which are on the production lines. The Labor Law of the China requires us to provide the certain benefits and insurance to all of its employees. We consider our relationships with our employees to be good.

DOING BUSINESS IN CHINA

The Chinese Legal System

The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People’s Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China’s accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises such as E’Jenie.

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

Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

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

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR ANTICIPATED GROWTH.

If we fail to effectively manage our internal growth in a manner that minimizes strains on our recourses, we could experience disruptions in our operations and ultimately be unable to sustain profitability. Furthermore we anticipate that we will significantly expand our operations over the next few years. Managing our anticipated growth may be difficult because:

•	our management team has worked together for a relatively short period of time; and

•	we intend to purse acquisitions, joint ventures and other strategic transactions that will enhance or expand out technology and manufacturing base.

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

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005 the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

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

WE MAY BE UNABLE TO ENFORCE OUR LEGAL RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

The Chinese legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. China does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies are subject to considerable discretion and variation on the part of the Chinese government, including its courts, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. As a result, we may not be aware of any violations of these policies and rules until some time after the violation. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

THERE CAN BE NO GUARANTEE THAT CHINA WILL COMPLY WITH THE MEMBERSHIP REQUIREMENTS OF THE WORLD TRADE ORGANIZATION.

Due in part to the relaxation of trade barriers following World Trade Organization accession in January 2002, we believe China will become one of the world’s largest markets by the middle of the twenty-first century. As a result, we believe the Chinese market presents a significant opportunity for both domestic and foreign companies. With the Chinese accession to the World Trade Organization, Chinese industries are gearing up to face the new regimes that are required by World Trade Organization regulation. The Chinese government has begun to reduce its average tariff on pharmaceuticals and healthcare products. China has also agreed that foreign companies will be allowed to import most products, including pharmaceuticals, into any part of China. Current trading rights and distribution restrictions are to be phased out over a three-year period. In the sensitive area of intellectual property rights, China has agreed to implement the trade-related intellectual property agreement of the Uruguay Round. However, there can be no assurances that China will implement any or all of the requirements of its membership in the World Trade Organization in a timely manner, if at all.

IT MAY BE DIFFICULT TO SERVE US WITH LEGAL PROCESS OR ENFORCE JUDGMENTS AGAINST OUR MANAGEMENT OR US.

All or a substantial portion of our assets are located in China. In addition, most of our directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

•	judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

•	in original actions brought in China, liabilities against non-residents or us based upon the securities laws of the United States or any state.

RISKS RELATED TO THE OWNERSHIP OF OUR STOCK OUR STOCK PRICE IS HIGHLY VOLATILE.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•	changes in governmental regulations or policies in China;

•	additions or departures of key personnel;

•	any deviations in net sales or in losses from levels expected by securities analysts; and the operating and stock price performance of other comparable companies;

•	news and commentary emanating from the media, securities analysts or government bodies in China relating to us and to the industry in general; and

•	future sales of common stock.

General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management’s time and resources.

BECAUSE OUR SECURITIES TRADE ON THE OTC BULLETIN BOARD SELLING OUR SECURITIES IN THE SECONDARY MARKET MAY BE DIFFICULT.

Our shares of common stock have been listed and principally quoted on the Nasdaq OTC Bulletin Board since May 1994. Because our securities currently trade on the OTC Bulletin Board, they are subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person’s written consent to the transaction prior to sale. Consequently, these rules may adversely effect the ability of purchasers to sell our securities and otherwise affect the trading market in our securities. Because our shares are deemed “penny stocks,” there may be difficulty in selling them in the secondary trading market.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined in the regulations) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange or Nasdaq, the equity security also would constitute a “penny stock.” As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

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

OUR ARTICLES OF INCORPORATION CONTAIN PROVISIONS THAT DISCOURAGE A CHANGE OF CONTROL.

Our articles of incorporation contain provisions that could discourage an acquisition or change of control without our board of directors’ approval. Our articles of incorporation authorize our board of directors to issue preferred stock without shareholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to our shareholders.

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

Quarter Ended	High Bid Quotation	Low Bid Quotation
June 30, 2004	$3.50	$1.03
September 30, 2004	$3.40	$1.50
December 31, 2004	$2.50	$0.99
March 31, 2005	$1.60	$0.78
June 30, 2005	$1.45	$0.31
September 30, 2005	$1.87	$0.42
December 31, 2005	$0.54	$0.38

HOLDERS

As of March 22, 2006, there were 145 holders of record of our common stock, however, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

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

As consideration for the Acquisition, we issued 4,566,210 shares of common stock to the Shareholders. As consideration for Shiji’s guaranty, we issued 1,919,016 shares of common stock to Shiji in October 2004. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2005 Compared to Fiscal Year 2004
The following table presents the statement of operations for the year ended December 31, 2005 and the results of operations for the periods ended of December 31, 2004. The discussion following the table is based on the these results.

	2005	2004

Sales, net	$12,742,088	$1,412,276

Cost of sales	8,971,859	718,785
Gross profit	3,770,229	693,491

Operating Expenses
Selling expense	165,780	46,793
General and administrative expenses	1,202,359	261,751
Goodwill impairment	1,213,843
Consulting Fees	-	598,000

Total operating expenses	2,581,982	906,544

Income from operations	1,188,248	(213,053)

Other (Income) Expense
Interest income	(3,877)	(6)
Miscellaneous income	-	5,141
Interest expense	32,856	3,468
Total Other Income	28,979	8,603

Income before income taxes	1,159,269	(221,656)

Provision for income taxes	111,773	13,555

Net income	$1,047,496	$(235,211)

Net sales
Net sales for 2005 totaled $12,742,088 compared to $1,412,276 for 2004, an increase of $11,329,812, or approximately 802%. The increase was due to the expansion of our product lines in order to meet the needs of our customers in 2005 and also because the result of operations for 2004 only included the results from E’Jenie after the date of acquisition which was November 16, 2004.

Cost of Sales

Cost of sales for 2005 totaled $8,971,859, or approximately 70.4% of net sales, compared to $718,785, or approximately 50.9% of net sales, for 2004. The increase in cost of sales as a percentage of net sales was due to an increase in the cost of raw materials from the introduction of new product lines during 2004. As we increased our sales revenue in 2005 our cost of sales has also increased and also because the result of operations for 2004 only included the results from E’Jenie after the date of acquisition.

Operating Expense

Selling, general and administrative, and consulting fees for 2005 totaled $2,581,982, or approximately 20.3% of net sales, compared to 906,544, or approximately 64.2% of net sales, for 2004. This increase in operating expenses of $1,675,438, or approximately 185%, was due to $1,213,843 increase in goodwill impairment in 2005. Overall operating expenses increase due to the overall increase in sales and employees during the year ended December 31, 2005 and also because the result of operations for 2004 only included the results from E’Jenie after the date of acquisition which was November 16, 2004.

Income (Loss) from Operations

Income (loss) from operations for 2005 was $1,188,248 as compared to income from operations of $(213,053) for 2004, an increase of $1,401,301, or approximately 657.7%. This increase was due to the increase in our sales revenue and also because the result of operations for 2004 only included the results from E’Jenie after the date of acquisition which was November 16, 2004.

Interest Expense

Interest expense for 2005 totaled $32,856 compared to $3,468 for 2004, an increase of $29,388. The increase in interest expense was due to indebtedness related to the acquisition of fixed assets.

Net Income

Net income (loss) was $1,047,496 for 2005 compared to net income of $(235,211)for 2004, an increase of $1,282,707. The increase was due to an increase in our sales revenue and also because the result of operations for 2004 only included the results from E’Jenie after the date of acquisition which was November 16, 2004.

LIQUIDTY AND CAPITAL RESOURCES

China Digital, as the successor company, had no significant business operations or assets prior to the Acquisition. As such, the liquidity and capital resources described below of E'Jenie are the same for China Digital.

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $2,061,213 at December 31, 2005 and current assets totaled $4,765,684 at December 31, 2005. The Company's total current liabilities were $1,416,719 at December 31, 2005. Working capital at December 31, 2005 was $3,348,965. We believe that the funds available to us are adequate to meet our operating needs for 2006. During 2005, net cash provided by operating activities was $2,087,181.

Capital expenditures

Total capital expenditures during the year ended December 31, 2005 was $535,843 for purchase of fixed assets.

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

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management of the Company, with the participation of the Company’s principal executive officer and the Company’s principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure.

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Yu Xi Sun, 32, served as Vice President of Shenzhen E’Jenie Science and Technology Development Co., Ltd. from December 2004 to February 2006, Assistant President from September 2003 to December 2004 and Marketing Manager from May 2002 to August 2003. From January 2001 to April 2002 Ms. Sun was Marketing Director of the Eastern China Area at Shenzhen City Li Ke Energy Co., Ltd., and from July 1999 to December 2000 was Legal Counsel for Hubei Xing Yuan Battery Co., Ltd. Ms. Sun earned an M.S. in Law from Hubei University.

Mei Jin Bin, 28, has served as the Secretary of China Digital since February 2004. From February 2002 through June 2003 she was the executive general manager of Shenzhen E’Jenie Science and Technology Development Co., Ltd. From August 1999 January 2002 she served as the Executive Secretary of Shenzhen Gao Yi Electronic Co. Ltd. She is a graduate of Hubei Province Huangshi City Professional Institute.

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

Yong Yang, 43, earned his Doctoral Degree in Chemistry from Xiamen University (China) - University of Essex (UK). Between December 997 and December 1998, Dr. Yang attended Oxford University, where he studied Physics and Theoretical Chemistry. Since May 1994, Dr. Yang has taught at the University of Xiamen. Dr. Yang has published over 100 academic research papers and has four patents in which he was the sole inventor. In 1992, he was awarded the 2nd Award from China Education Department. Dr. Yang is also the Special Invited Editor for “Science News Press.” Dr. Yang has received multiple research grants from “China National Science Fund,” and “State Outstanding New Generation Fund” (formerly known as the “China President Fund”), which is the highest honor and recognition in the field of Science Research in China. Since February 1999, Dr. Yang has served as Lead for more than 10 China National Level Research Projects. Currently, Dr. Yang is teaching a group of 20 graduate students, including Masters and Doctoral candidates

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

INDEMNIFICATION

Under Section 145 of the Nevada General Corporation law, we have broad powers to indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our Bylaws also provide that we have the power to indemnify our directors, officers, employees and other agents to the maximum extent permitted by Nevada law.

Our articles of incorporation provides for the elimination of liability for monetary damages for breach of the directors’ fiduciary duty of care to us and our shareholders. The provision does not eliminate the directors’ duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Nevada law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for any transaction from which the director derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Nevada law. The provision does not affect director’s responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES

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

AUDIT COMMITTEE

The Company has an audit committee charter. The audit committee: (i) appoints the Company’s independent auditors and monitors the independence of the Company’s independent auditors; (ii) reviews the Company’s policies and procedures on maintaining its accounting records and the adequacy of its internal controls; (iii) reviews management’s implementation of recommendations made by the independent auditors and internal auditors; (iv) considers and pre-approves the range of audit and non-audit services performed by independent auditors and fees for such services; and (v) reviews and votes on all transactions between the Company and any of its officers, directors or other affiliates.

Xu Bao Dong, Zu Zhuan Xu and Albert Simon serve on our audit committee and are all independent directors. Albert Simon is the Chairman and audit committee financial expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company’s equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of Forms 3, 4 and 5 furnished to the Company between January 1, 2005 through December 31, 2005, the Company’s officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements except as follows: Young Yan has not filed a Form 3 for a transaction that occurred on may 12, 2005; Albert Simon has not filed a Form 3 for transaction that occurred on November 11, 2005.

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

SUMMARY COMPENSATION TABLE

LONG TERM COMPENSATION
		ANNUAL COMPENSATION			AWARDS		PAYOUTS
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under- Lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Yi Bo Sun(1)	2005	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—

(1)	Resigned as our Chairman, President and Chief Executive Officer on January 19, 2006.

OPTION GRANTS IN LAST FISCAL YEAR (JANUARY 1, 2005 - DECEMBER 31, 2005)

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED (1)	% OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN THE FISCAL YEAR	EXERCISE PRICE	EXPIRATION DATE	POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATE OF STOCK PRICE APPRECIATION FOR OPTION TERM
					5%	10%
Yi Bo Sun	—	—	—	—	—	—

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR-END

AND FISCAL YEAR-END OPTION VALUES TABLE

The following table contains information concerning the number of shares acquired and value realized from the exercise of options by the named executive officers during fiscal 2005 and the number of unexercised options held by the named executive officers at December 31, 2005.

	NUMBER OF SHARES OF COMMON STOCK UNDERLYING UNEXERCISED OPTIONS AT YEAR END (DECEMBER 31 2005)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT YEAR END (DECEMBER 31, 2005) (1)
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Yi Bo Sun	—	—	—	—

(1)	Options are “in-the-money” if the market price of a share of common stock exceeds the exercise price of the option.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in the Summary Compensation Table above, that would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with us or the our subsidiaries, or any change in control of us, or a change in the person’s responsibilities following a change of control.

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(2)	PERCENT OF OUTSTANDING SHARES(2)
Changchun Zheng	—	—
Yao Miao	—	—
Hong Liang	—	—
Yu Xi Sun	—	—
Mei Jin Bin	—	—
Xu Bao Dong	—	—
Zu Zhuan Xu	—	—
Alfred L. Simon	100,000(3)	*
Yong Yang
All executive officers and directors as a group (6 persons)	100,000	*
5% Stockholders:
Cheering Limited	5,700,000(4)	7.8%
Yi Bo Sun	35,700,000(5)	48.9%

*	Less than 1%

(1)	The address of the persons named in this column is Number 2222. Jin Tian Road. An Lian Building, 15th Floor A-01 and A-02, Eutian, Shezhen, China.

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

The following table sets forth certain information, as at December 31, 2005, with respect to the Company’s equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	100,000(1)	$0.53	—
Total	—	—	—

(1)	Represents options to purchase 100,000 shares of our comment stock granted to Albert Simon.

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

10.3
Sales Contract dated April 21, 2005 between Shenzhan E’Jenine Science & Technology Co., LTD. and Shenzhen Gao Yi Electonics Co. LTD. (Exhibit 10.1 to Form 8-K filed with the Commission on April 22, 2005)

10.4
Sales Contract dated July 12, 2005 between Shenzhan E’Jenine Science & Technology Co., LTD. and Wuhan Jie Xin Communication Development Co., LTD. (Exhibit 2.1 to Form 8-K filed with the Commission on July 14, 2005

10.5	Sales Contract dated December 31, 2005 between Shenzhan E’Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co. (Exhibit 2.1 to Form 8-K field with the Commission on January 6, 2006)

10.6	Loan Agreement dated March 10, 2006, between China Digital Communication Group and United Private Equity (The Pacific) Limited. (Exhibit 2.1 to the Form 8-K filed March 15, 2006)

14.1*	Code of Ethics.

21.1*	List of Subsidiaries

23.1*	Consent of Lichter, Yu & Associates

23.2*	Consent of Kabani & Company, Inc.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

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

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Zhongnan Xu
Name: Zhongnan Xu
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Zhongnan Xu	Chairman and Chief Executive Officer	October 9, 2007
Zhongnan Xu	(Principal Executive Officer)

/s/ Jiangcheng Wu	Chief Financial Officer	October 9, 2007
Jiangcheng Wu	(Principal Financial and Accounting Officer)

/s/ Xu Bao Dong	Secretary	October 9, 2007
Xu Bao Dong

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Digital Communication Group and Subsidiaries, Inc.

We have audited the accompanying consolidated balance sheets of China Digital Communication Group and Subsidiaries, Inc. (a Nevada corporation) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Communication Group and Subsidiaries, Inc. as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note Q, the financial statements for the year ended December 31, 2005 have been restated.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 10, 2006, except for Note C, D, H, J, P, Q and R, which is as of August 19, 2007

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005
(Restated)

ASSETS

Current Assets
Cash and cash equivalents	$2,061,213
Accounts receivable, net	2,219,870
Inventory	343,705
Prepaid expenses	130,501
Other receivables	10,395
Total Current Assets	4,765,684

Property & equipment, net	684,298

Other Assets
Deposits	3,100
Amortizable intangible assets, net	2,954,616
Goodwill	7,039,593
Total Other Assets	9,997,309

Total Assets	$15,447,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$856,747
Advances	81,050
Income tax payable	56,322
Loan payable to related party	174,600
Short term note payable	248,000
Total Current Liabilities	1,416,719

Stockholders’ Equity

Common stock, $.001 par value, 140,000,000 shares authorized, 54,460,626 issued and outstanding	54,460
Additional paid in capital	13,107,324
Statutory reserve	105,849
Other comprehensive income	61,682
Retained earnings	701,257
Total Stockholders’ Equity	14,030,572

Total Liabilities and Stockholders’ Equity	$15,447,291

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
	(Restated)	(Restated)
Sales, net	$12,742,088	$1,412,276

Cost of sales	8,971,859	718,785
Gross profit	3,770,229	693,491

Selling expense	165,780	46,793
General and administrative expenses - Restated	1,202,359	261,751
Goodwill impairment	1,213,843	-
Consulting fees	-	598,000
Total operating expenses	2,581,982	906,544

Income (loss) from operations	1,188,247	(213,053)

Other (Income) Expense
Interest income	(3,877)	(6)
Miscellaneous expense	-	5,141
Interest expense	32,856	3,468
Total Other Income	28,979	8,603

Income (loss) before income taxes	1,159,268	(221,656)

Provision for income taxes	111,773	13,555

Net income (loss)	1,047,496	(235,211)

Other comprehensive income Foreign currency translation	61,682	-

Comprehensive income (loss)	$1,109,178	$(235,211)

Net income (loss) per share:
Basic & diluted	$0.02	$(0.01)

Weighted average number of shares outstanding:
Basic & diluted	54,460,626	40,496,438

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,047,496	$(235,211)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	83,807	730
Amortization	332,915	41,614
Gain on disposal of property & equipment	18,575	-
Goodwill impairment	1,213,843	-
Issuance of stock options	17,500	-
Issuance of shares for consultants	-	598,000
(Increase) / decrease in assets:
Accounts receivables	(204,021)	(623,529)
Inventory	(112,452)	30,910
Other receivables	(2,707)	18,271
Other receivables - related party	-	(4,990)
Prepaid expense	(118,531)	545
Deposits	(3,100)	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(197,862)	141,407
Income tax payable	(32,077)	-
Deferred revenue	43,795	-

Total Adjustments	1,039,685	202,959

Net cash provided by/(used in) operations	2,087,181	(32,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	-	(1,500,000)
Cash acquired in acquisition	-	296,713
Proceeds from sale of property & equipment	1,094	-
Acquisition of property & equipment	(536,937)	(23,155)

Net cash used in investing activities	(535,843)	(1,226,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of shares	-	1,500,000
Proceed from loan from related party	-	174,600

Net cash provided by financing activities	-	1,674,600

Effect of exchange rate changes on cash and cash equivalents	72,749	-

Net increase in cash and cash equivalents	1,624,087	415,905

Cash and cash equivalents, beginning balance	437,126	21,221

Cash and cash equivalents, ending balance	$2,061,213	$437,126

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$13,555	$-

Interest payments	$32,856	$5,354

Non-cash investing and financing activities:

Issuance of stock for purchase of subsidiary	$-	$7,762,557

Issuance of stock for guarantee	$-	$3,262,327

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(Restated)

	Common Stock		Additional Paid	Statutory	Other	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Reserve	Comprehensive	Deficit	Equity/(Deficit)
Balance December 31, 2003	6,015,400	$6,015	$15,385	$-	$-	$(5,179)	$16,221

Shares issued for cash	30,000,000	30,000	1,470,000	-	-	-	1,500,000

Shares issued to consultant	10,684,000	10,684	523,516	-	-	-	534,200

Shares issued to consultant	1,276,000	1,276	62,524	-	-	-	63,800

Shares issued for acquisition of Billion	4,566,210	4,566	7,757,991	-	-	-	7,762,557

Shares issued for guarantee	1,919,016	1,919	3,260,408	-	-	-	3,262,327

Transfer to statutory reserve	-	-	-	11,522	-	(11,522)	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	(235,211)	(235,211)

Balance December 31, 2004	54,460,626	54,460	13,089,824	11,522	-	(251,912)	12,903,894

Issuance of stock options	-	-	17,500	-		-	17,500

Change in foreign currency translation gain	-	-	-		61,682	-	61,682

Transfer to statutory reserve	-	-	-	94,327	-	(94,327)	-

Net income for the year ended December 31, 2005	-	-	-	-	-	1,047,496	1,047,496

Balance December 31, 2005	54,460,626	$54,460	$13,107,324	$105,849	$61,682	$701,257	$14,030,572

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

The Company’s functional currency is the Chinese Yuan Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

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

Exchange Gain (Loss):

During the year ended December 31, 2005 and 2004, the transactions of E’Jenie and Sono were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Translation adjustment

The reporting currency of the Company is the US dollar. The Company uses their local currency, Chinese Yuan Renminbi (CNY), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $135,892 as at December 31, 2005.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2005, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory
Raw Material	$104,206
Work-in-process	74,182
Finished goods	165,317

$343,705

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years

As of December 31, 2005 Property, Plant & Equipment consist of the following:

Machinery	$745,419
Automobile	9,531
Leasehold improvements	24,510
Office equipment	2,957
782,418

Accumulated depreciation	(98,120)
$684,298

Depreciation expenses were $83,807 and $730 for the years ended December 31, 2005, and 2004.

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

Intangible Assets

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
DECEMBER 31, 2005

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
DECEMBER 31, 2005

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Company’s operating subsidiaries in China is under a tax rate of 15% for the years ended December 31, 2005.

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

SFAS No. 131 has no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment - manufacturing and marketing high-precision investment casting and metal fabrication products in China.

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
DECEMBER 31, 2005

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
DECEMBER 31, 2005

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
DECEMBER 31, 2005

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
DECEMBER 31, 2005

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

Note C - GOODWILL AND INTANGIBLE ASSETS (RESTATED)

Goodwill

As of December 31, 2005, the Goodwill comprised of the following:
Acquisition of Billion	$8,253,436
Goodwill impairment	(1,213,843)

Goodwill, net	$7,039,593

The Company performed an impairment test relating to goodwill arising from its acquisitions of E’Jenie in 2004 and concluded that there was an impairment as to the carrying value of goodwill as of December 31, 2005. The Company evaluated value of the subsidiary based upon market value and recorded an impairment of $1,213,843.

Intangible assets

As of December 31, 2005 intangible assets consist of the following:

Customer relationship	$2,691,445
Design	366,850
Proprietary technology	270,850
Intangible assets	3,329,145

Accumulated amortization	(374,529)

$2,954,616

The intangible assets are amortized over 10 years. Amortization expenses were $332,915 and $41,614 for the years ended December 31, 2005 and 2004.

Amortization expenses for the Company’s intangible assets over the next five fiscal years is estimated to be:

2006	$332,915
2007	332,915
2008	332,915
2009	332,915
2010,	332,915
After	1,290,041
Total	$2,954,616

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Note D - ACCOUNTS PAYABLE & ACCRUED EXPENSES (RESTATED)

As of December 31, 2005, accounts payable & accrued expenses comprised of the following:

Description
Accounts payable and accrued expenses	$595,208
VAT tax payable	261,539
Total	$856,747

Note E- ADVANCES

As of December 31, 2005, advances comprise of the following:

Description
Advances from employees	$44,530
Advances from customers	36,520
Total	$81,050

Note F- LOAN PAYABLE

At December 31, 2005, the Company had borrowings outstanding in the aggregate amount of $248,000. Payable as follows:

Description
Secured note payable to a bank in China, interest at the rate of 5.58% per annum, due on July 30, 2006	$248,000
Total	$248,000
Note G - RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company has an unsecured, due on demand, interest free loan from a shareholder, in the amount of $174,600.

Note H - COMMON STOCK (RESTATED)

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
DECEMBER 31, 2005

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

Note I - STOCK OPTION

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

	Year ended December 31,
	2005	2004
Expected volatility	58.0%	N/A
Expected term (in years)	5.0	N/A
Expected dividends	—	—
Risk-free rate of return (weighted average)	4.0%	N/A
Weighted average grant-date fair value	$0.53	N/A

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

A summary of the stock option activity for the year ended December 31, 2005 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2005	-	-
Granted	100,000	$0.53	-	-
Exercised	-	-	-	--
Forfeited	-	-	-	-
Outstanding at December 31, 2005	100,000	$0.53	4.75	$17,500
Exercisable at December 31, 2005	-	-	-	-

As of December 31, 2005, there was $17,500 of compensation cost related to the outstanding stock options. The total fair value of the options vested during the year ended December 31, 2005 was $17,500.

Note J - BUSINESS COMBINATION (RESTATED)

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

Pursuant to the Exchange Agreement, the Company agreed to purchase all of the issued and outstanding shares of Billion from the shareholders for approximately $1,500,000 in cash and 4,566,210 shares of the Company’s common stock, or approximately 8.7% of the total issued and outstanding shares. The Company also issued 1,919,016 shares for guarantee related to the acquisition. This transaction closed on November 15, 2004.

The acquisition was accounted for using the purchase method of accounting and, accordingly, Billion’s and E’Jenie’s results of operations have been included in the consolidated financial statements since the date of acquisition.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Billion had occurred at January 1, 2004:

December 31, 2004

Net revenue	$5,181,694

Net income (loss)	$540,115

Net income (loss) per share - basic and diluted	$0.01

Weighted average number of shares outstanding:
Basic and diluted	40,496,438

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

Note K- INCOME TAXES

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
DECEMBER 31, 2005
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

Note L- COMMITTMENTS

Operating Leases

The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $73,386 for the year ended December 31, 2005. The Company has future minimum lease obligations as follows:

2006	$90,677

Total	$90,677

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
DECEMBER 31, 2005

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

As of December 31, 2005, the Company reserve $31,442 as statutory common welfare fund.

Note N - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $62,885 as statutory reserve for the year ended December 31, 2005.

 Note O - CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note P - OTHER COMPREHENSIVE INCOME (RESTATED)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2005 and December 31, 2004 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2004	-
Change for 2005	$61,682

Balance at December 31, 2005	$61,682

Note Q - RESTATEMENTS

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the purchase price allocation for the acquisition of Billion Electronics Co. Ltd., was not done properly. Also, the acquisition balance sheet for Billion Electronics Co. Ltd., was taken as of September 30, 2004 instead of November 15, 2004. The Company decided to restate the financial statements for the year ended December 31, 2004 which resulted in a change in the opening numbers for the year ended December 31, 2005. The financial statements for the year ended December 31, 2005 have been restated to give effect to the changes to the opening balances.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

The effect of the restatements is as follows:

CONSOLIDATED BALANCE SHEET

	Reported	Restated
	2005	2005

Amortizable intangible assets, net	$-	$2,954,616
Goodwill	1,865,067	7,039,593
Total Other Assets	1,868,167	9,997,309
Total Assets	7,318,149	15,447,291

Accounts payable and accrued expenses	903,467	856,747
Income tax payable	100,822	56,322
Total Liabilities	1,507,939	1,416,719

Additional paid in capital	2,913,114	13,107,324
Statutory reserve	94,327	105,849
Other comprehensive income	111,684	61,682
Retained earnings	2,636,624	701,257
Total Stockholders' Equity	5,810,210	14,030,572
Total Liabilities and Stockholders' Equity	$7,318,149	$15,447,291

CONSOLIDATED STATEMENTS OF OPERATIONS

	Reported	Restated
	2005	2005
General and administrative expenses	$839,418	$1,202,359
Goodwill impairment	-	1,213,843
Total operating expenses	1,005,198	2,581,982
Income from operations	2,765,031	1,188,248
Income (loss) before income taxes	2,736,052	1,159,268
Net income (loss)	2,624,279	1,047,495
Other comprehensive income
Foreign currency translation	71,075	61,682
Comprehensive Income (Loss)	$2,695,354	$1,109,177
Net income (loss) per share:
Basic and diluted	$0.05	$0.02

CONSOLIDATED STATEMENTS OF OPERATIONS

	Reported	Restated
	2004	2004
Sale, net	$2,338,718	1,412,276
Cost of revenue	1,294,346	718,785
Gross profit	1,044,372	693,491
Selling expenses	55,416	46,793
General and administrative expenses	227,082	261,751
Total operating expenses	880,498	906,544
Loss from operations	163,874	(213,053)
Miscellaneous (income) expense	145	5,141
Interest expense	7,384	3,468
Total Other (Income) Expense	7,523	8,603
Income (loss) before income taxes	156,351	(221,656)
Provision for income taxes	44,500	13,555
Net income (loss)	111,851	(235,211)

Net income (loss) per share:
Basic and diluted	0.00	$(0.01)
Basic and diluted	39,172,889	40,496,438

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

CONSOLIDATED STATEMENTS OF CASH FLOW

	Reported	Restated	Reported	Restated
	2005	2005	2004	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,624,279	$1,047,496	$111,851	$(235,211)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,807	83,807	13,500	730
Amortization	-	332,915	-	41,614
Goodwill impairment	-	1,213,843
(Gain)/ loss on disposal of property & equipment	18,575	18,575	-	-
Gain on disposal of marketable securities	-	-	8,791	-
(Increase) / decrease in assets:
Accounts receivables	(204,099)	(204,021)	(626,976)	(623,529)
Inventory	(111,030)	(112,452)	(73,155)	30,910
Other receivables	2,328	(2,707)	182,045	18,271
Other receivables - related party	-	-	-	(4,990)
Prepaid expense	(127,979)	(118,531)	(1,071)	545
Deposits	5,454	(3,100)	(8,470)	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(231,904)	(197,862)	148,478	141,407
Income tax payable	(27,801)	(32,077)
Deferred revenue	43,795	43,795	35,724	-
Total Adjustments	(531,353)	1,039,685	407,718	202,959
Net cash provided by operations	2,092,926	2,087,181	519,569	(32,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	-	-	296,713
Acquisition of property & equipment	(536,937)	(536,937)	(103,665)	(23,155)
Net cash used in investing activities	(535,843)	(535,843)	(1,603,665)	(1,226,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(2,093)	-
Proceed from loan from related party	-	-	-	174,600
Net cash provided by financing activities	(2,093)	-	1,500,000	1,674,600

Effect of exchange rate changes on cash and cash equivalents	69,097	72,749

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$99,140	$32,856	7,384	$5,354
Non-cash investing and financing activities:
Issuance of stock for purchase of subsidiary	$-	$-	832,906	$7,762,557
Issuance of stock for guarantee	$-	$-	-	$3,262,327

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Reported	Restated
	2005	2005
Additional Paid In Capital
Balance at beginning of year	$2,895,614	$13,089,824
Balance December 31, 2005	2,913,114	13,107,324

Statutory Reserve

Balance at beginning of year	-	11,522
Balance December 31, 2005	94,327	105,849

Other Comprehensive Income

Transfer from net income (loss)	111,684	61,682
Balance December 31, 2005	111,684	61,682

Retained earnings

Balance at beginning of year	106,672	(251,912)
Net income (loss)	2,624,279	1,047,496

Balance at end of year	2,636,624	701,257

Total Stockholder's Equity	$5,810,210	$14,030,572

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Reported	Restated
	2004	2004

Additional Paid In Capital
Shares issued for acquisition of Billion	223,745	7,757,991
Shares issued for guarantee	600,444	3,260,408
Balance December 31, 2004	2,895,614	13,089,824

Statutory Reserve

Transfer from net income (loss)	-	11,522
Balance December 31, 2004	-	11,522

Retained earnings

Transfer to statutory reserve	-	(11,522)
Net income (loss)	111,851	(235,211)

Balance at end of year	106,672	(251,912)

Total Stockholder's Equity	$$3,056,747	$$12,903,894

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note R - SUBSEQUENT EVENTS (RESTATED)

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