Form 10QSB/A
period 2006-09-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2007-10-09
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

-i-

Part I.   Financial Information

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2006

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2006
(RESTATED)

ASSETS

Current Assets
Cash and cash equivalents	$1,160,521
Accounts receivable, net	5,423,129
Inventory	262,327
Other receivables	80,326
Total Current Assets	6,926,303

Property & Equipment, net	634,924

Other Assets
Deposits	515,408
Amortizable intangible assets, net	2,704,930
Goodwill	12,141,502
Total Other Assets	15,361,840
Total Assets	$22,923,067

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan Payable	$253,200
Accounts payable and accrued expenses	2,080,915
Income tax payable	1,841
Loan payable to related party	174,600
Advances	65,832
Deferred revenue	1,993
Total Current Liabilities	2,578,381

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626 issued and outstanding	54,460
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	16,887,627
Statutory reserve	298,443
Other comprehensive income	308,756
Retained earnings	2,787,824
Total Stockholders' Equity	20,344,686
Total Liabilities and Stockholders' Equity	$22,923,067

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(RESTATED)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Sales, net	$4,031,596	$3,405,238	$10,242,953	$9,629,077

Cost of sales	2,364,632	2,420,281	6,693,359	6,831,419
Gross profit	1,666,965	984,957	3,549,594	2,797,658

Selling expense	36,813	10,487	52,598	44,520
General and administrative expenses	334,718	244,348	999,495	714,527
Total operating expenses	371,531	254,835	1,052,093	759,047

Income from operations	1,295,434	730,122	2,497,501	2,038,611

Other (Income) Expense
Interest income	(8,512)	(972)	(19,109)	(2,666)
Miscellaneous expense (income)	(630)	15,052	(362)	10,629
Interest expense	69,636	8,421	164,962	22,972
Total Other Expense	60,494	22,501	145,491	30,935

Income before income taxes	1,234,940	707,621	2,352,010	2,007,676

Provision for income taxes	210	42,362	72,849	113,103

Net income	1,234,730	665,259	2,279,161	1,894,573

Other comprehensive income
Foreign currency translation	15,282	86,857	247,074	38,971

Comprehensive Income	$1,250,012	$752,116	$2,526,235	$1,933,544

Net income per share:
Basic & diluted	$0.02	$0.01	$0.04	$0.03

Weighted average number of shares outstanding:
Basic & diluted	54,460,626	54,460,626	54,460,626	54,460,626

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(RESTATED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,279,161	$1,894,573
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	139,505	59,292
Amortization	249,686	249,686
Gain on disposal of property & equipment	-	19,166
(Increase) / decrease in assets:
Accounts receivables	(472,045)	(74,556)
Inventory	87,451	91,707
Other receivables	268,398	(48,416)
Prepaid expense	131,285	8,638
Deposits	(505,052)	(100,444)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(794,988)	360,635
Income tax payable	(54,950)	(469,116)
Deferred revenue	(79,723)	-

Total adjustments	(1,030,434)	96,592

Net cash provided by operations	1,248,727	1,991,165

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of subsidiary	(3,000,000)	-
Cash acquired in acquisition	708,002	-
Acquisition of property & equipment	(22,651)	(311,336)

Net cash used in investing activities	(2,314,649)	(311,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(3,000,000)	-
Proceed from loan payable	3,000,000	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	165,230	38,576

Net increase/(decrease) in cash and cash equivalents	(900,692)	1,718,405

Cash and cash equivalents, beginning balance	2,061,213	437,126

Cash and cash equivalents, ending balance	$1,160,521	$2,155,531

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$56,902	$164,091

Interest payments	$37,754	$22,972

Non-cash investing and financing activities:

Issuance of preferred stock for purchase of business	$7,576	$-

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

The payment term for Sono is as follows; 30% of the invoice is due when the order is shipped and 60% of the invoice is within six months. The clients have another six month to pay for the 10% remaining balance.

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

Note C -- GOODWILL AND INTANGIBLE ASSETS (RESTATED)

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2006, the Goodwill comprised of the following:

Goodwill
Acquisition of Billion	$7,039,593
Acquisition of Galaxy View	5,101,909
$12,141,502

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2006 there were no significant impairments of its long-lived assets.

As of September 30, 2006 intangible assets consist of the following:

Customer relationship	$2,691,445
Design	366,850
Proprietary technology	270,850
Intangible assets	3,329,145

Accumulated amortization	(624,215)
$2,704,930

The intangible assets are amortized over 10 years. Amortization expenses were $249,686 for the nine months ended September 30, 2006 and 2005, respectively.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expenses for the Company’s intangible assets over the next five fiscal years is estimated to be:

2007	$332,915
2008	332,915
2009	332,915
2010	332,915
2011,	332,915
After	1,040,355
Total	$2,704,930

Note D - PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment consist of the following at September 30, 2006:

Machinery	$772,855
Leasehold improvement	4,125
Automobile	9,731
Office equipment	82,624

869,335

Accumulated depreciation	(234,412)
$634,924

Note E - LOAN PAYABLE (RESTATED)

As of September 30, 2006, the Company has an unsecured, due on demand, non interest-bearing loan payable in the amount of $253,200 to a third party.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note F - ACCOUNTS PAYABLE & ACCRUED EXPENSES (RESTATED)

As of September 30, 2006, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$1,824,292
Accrued interest	127,208
VAT payable	129,415
Total	$2,080,915

Note G - RELATED PARTY TRANSACTIONS

As of September 30, 2006, the Company has an unsecured, due on demand, interest free loan from a shareholder, in the amount of $174,600.

Note H - INCOME TAXES

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

Note J- STOCK OPTION (RESTATED)

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

Risk-free interest rate	4.00%
Expected life of the options	5 year
Expected volatility	58.0%
Expected dividend yield	0%

On March 20, 2006, the Company issued a non-incentive stock option for 150,000 shares to a consultant with an exercise price of $0.702 that will expire on March 19, 2009. The option vested and became exercisable on May 1, 2006.

Risk-free interest rate	4.77%
Expected life of the options	3 year
Expected volatility	126.76%
Expected dividend yield	0%

Options outstanding at September 30, 2006 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$0.530	100,000	0.85	$0.530	100,000	$0.530	-
$0.702	150,000	0.83	$0.702	150,000	$0.702	-

Note K - ACQUISTION AGREEMENTS

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 22, 2006, China Digital Communication Group, Galaxy View International LTD, a BVI corporation ("Galaxy"), Shenzhen Sono, a Shenzhen corporation and a wholly-owned subsidiary of Galaxy ("Sono"), and the shareholders of Galaxy (the "Shareholders"), entered into a Share Exchange Agreement (the "Agreement") pursuant to which China Digital will acquire 100% of Galaxy for approximately $6,787,879. China Digital paid $3 million dollars on March 12, 2006 to Galaxy and issued 7,575,757 million shares of Series A-1 Convertible Preferred Stock July 11, 2006. The Company finalized the Agreement on June 28, 2006. Each share of Series A-1 Preferred Stock entitles the holder thereof to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one share of the Company’s common stock on June 29, 2011. Each share of Series A-1 Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, rank (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.

Note L - STOCK EXCHANGE AGREEMENTS

Galaxy View
On June 28, 2006 the Company completed the purchase of Galaxy View, which owns all of the issued and outstanding shares of Sono. By acquiring all of the outstanding capital stock of Galaxy View and Sono in exchange for $3,000,000 and 7,575,757 shares of the Company’s Series A-1 Convertible Preferred Stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, Galaxy View’s and Sono’s results of operations have been included in the consolidated financial statements since the date of acquisition. The shares, valued at $3,787,879, were issued in July 2006.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Galaxy View had occurred at January 1, 2006 and 2005:

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Sales	$12,822,233	$13,497,255

Net income	$3,648,248	$3,702,993

Net income per share - basic	$0.07	$0.07

Net income per share - diluted	$0.07	$0.07

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

Note O - OTHER COMPREHENSIVE INCOME (RESTATED)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2005 and September 30, 2006 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2005	$61,682
Change for 2006	247,074
Balance at September 30, 2006	$308,756

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note P - SEGMENT REPORTING

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

Information about operations by operating segment for the three and nine months ended September 30, 2006 is as follows:

Three months ended September 2006	Battery	Hi-Tech
	Component	Telecommunication	U.S	Total

Revenues	$2,215,683	$1,815,913	$-	$4,031,596

Intersegment sales	-	-	-	-

Income (loss) before taxes	565,775	955,065	(285,900)	1,234,940

Depreciation and amortization	44,108	3,380	-	47,488

Interest expense	11,412	-	58,224	69,636

Interest income	6,687	1,825	-	8,512

Nine months ended September 2006	Battery	Hi-Tech
	Component	Telecommunication	U.S	Total

Revenues	$8,427,040	$1,815,913	$-	$10,242,953

Intersegment sales	-	-	-	-

Income (loss) before taxes	2,268,947	955,065	(872,002)	2,352,010

Total assets (1)	4,002,326	4,050,969	23,340	8,076,635

Property additions (2)	22,586	-	-	22,586

Depreciation and amortization	136,125	3,380	-	139,505

Interest expense	37,754	-	127,208	164,962

Interest income	17,284	1,825	-	19,109

The Company only had one reportable segement for the year ended September 30, 2005.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note Q - RESTATEMENTS

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the purchase price allocation for the acquisition of Billion Electronics Co. Ltd., was not done properly. Also, the acquisition balance sheet for Billion Electronics Co. Ltd., was taken as of September 30, 2004 instead of November 15, 2004. The Company decided to restate the financial statements for the year ended December 31, 2004 which resulted in a change in the opening numbers for the nine months ended September 30, 2006. The financial statements for the nine months ended September 30, 2006 have been restated to give effect to the changes to the opening balances.

The effect of the restatement is as follows:

	Reported	Restated
	2006	2006

Amortizable intangible assets, net	$-	$2,704,930
Goodwill	6,966,976	12,141,502
Total Other Assets	7,482,384	15,361,840
Total Assets	15,043,611	22,923,067

Loan payable	-	253,200
Accounts payable and accrued expenses	2,564,512	2,080,915
Income tax payable	46,341	1,841
Total Current Liabilities	2,853,278	2,578,381

Additional paid in capital	6,693,417	16,887,627
Statutory reserve	302,199	298,443
Other comprehensive income	128,360	308,756
Accumulated deficit	5,004,320	2,787,824
Total Stockholders' Equity	12,190,333	20,344,686
Total Liabilities and Stockholders' Equity	$15,043,611	$22,923,067

CONSOLIDATED STATEMENTS OF INCOME
	Three Month Periods Ended		Nine Month Periods Ended

	Reported	Restated	Reported	Restated
	9/30/06	9/30/06	9/30/06	9/30/06
General and administrative expenses	$251,488	$334,718	$749,809	$999,495
Total operating expenses	288,301	371,531	802,407	1,052,093
Loss from operations	1,378,664	1,295,434	2,747,188	2,497,501
Income (loss) before income taxes	1,318,170	1,234,940	2,601,697	2,352,010
Net income (loss)	1,317,960	1,234,730	2,528,848	2,279,161
Foreign currency translation	(163,261)	15,282	16,676	247,074
Comprehensive Income (Loss)	1,154,699	1,250,012	2,545,524	2,526,235
Net income (loss) per share:
Basic and diluted	$0.02	$0.02	$0.05	$0.04

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Periods Ended		Nine Month Periods Ended
	Reported	Restated	Reported	Restated
	9/30/05	9/30/05	9/30/05	9/30/05
General and administrative expenses	161,119	244,348	434,816	714,527
Total operating expenses	171,606	254,835	479,336	759,047
Loss from operations	813,351	730,122	2,318,322	2,038,611
Income (loss) before income taxes	790,850	707,621	2,287,387	2,007,676
Provision for income taxes	42,362	42,362	112,303	113,103
Net income (loss)	748,488	665,259	2,175,084	1,894,573
Foreign currency translation	65,915	86,857	71,075	38,971
Comprehensive Income	814,403	752,116	2,246,159	1,933,544
Net income (loss) per share:
Basic and diluted	$0.01	$0.01	$0.04	$0.03

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
	2006	2006	2005	2005
CASH FLOWS FROM OPERATING ACTIVITIES	(Reported)	(Restated)	(Reported)	(Restated)
Net income	$2,528,848	$2,279,161	$2,175,084	$1,894,573
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization		249,686		249,686
Accounts receivables	(472,045)	(472,045)	(121,044)	(74,556)
Inventory	87,451	87,451	89,715	91,707
Other receivables	268,398	268,398	(49,547)	(48,416)
Deposits	(505,052)	(505,052)	(93,670)	(100,444)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(545,029)	(794,988)	(48,463)	360,635
Income tax payable	(54,950)	(54,950)	(49,139)	(469,116)
Deferred revenue	(79,723)	(79,723)	(16,030)
Total adjustments	(1,030,161)	(1,030,434)	(210,384)	96,592
Net cash provided by operations	1,498,687	1,248,727	1,964,700	1,991,165
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(22,651)	(22,651)	(316,760)	(311,336)
Net cash used in investing activities	(2,314,649)	(2,314,649)	(316,760)	(311,336)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(3,249,960)	(3,000,000)	(2,120)	-
Net cash provided by financing activities	(249,960)	-	(2,120)	-
Effect of exchange rate changes on cash and cash equivalents	$165,230	$165,230	$72,585	$38,576

Note R - SUBSEQUENT EVENTS (RESTATED)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following table presents the statement of operations for the three months ended September 30, 2006 as compared to the comparable period of the three months ended September 30, 2005. The discussion following the table is based on these results.

	2006	2005

Sales, net	$4,031,596	$3,405,238

Cost of sales	2,364,632	2,420,281
Gross profit	1,666,965	984,957

Selling expense	36,813	10,487
General and administrative expenses	334,718	244,348
Income from operations	1,295,434	730,122

Other (Income) Expense
Interest income	(8,512)	(972)
Miscellaneous (income) expense	(630)	15,052
Interest expense	69,636	8,421
Total Other Income	60,494	22,501

Income before income taxes	1,234,940	707,621

Provision for income taxes	210	42,362

Net income	$1,234,730	$665,259

Net sales

Net sales for the three months ended September 30, 2006 totaled $4,031,596 compared to $3,405,238 for the three months ended September 30, 2005, an increase of $626,358 or approximately 18.4%. The increase was due to the acquisition of Sono. Net sales included from Sono for the three months ended September 30, 2006 totaled $1,815,913. Net sales of E’Jenie for the three months ended September 30, 2006 totaled $2,215,683 compared to $3,405,238 for the three months ended September 30, 2005, a decrease of approximately 35%. The decrease was due to the slower than expected sales for our new batteries for the three months ended September 30, 2006.

Cost of Sales

Cost of sales for the three months ended September 30, 2006 totaled $2,364,632 or 58.65% of net sales compared to $2,420,281 or 71.1% of net sales for the three months ended September 30, 2005, a decrease of $55,649 or approximately 2.3%. The decrease was due to the fact that Sono operates on a higher profit margin. Total cost of goods sold for Sono for the three months ended was $767,581 for sales of $1,815,913 or approximately 42.3%, while total cost of goods sold for E’Jenie for the three months ended was $1,597,051 for sales of $2,215,683 or approximately 73%.

Operating Expense

Selling, general and administrative, and consulting fees for the three months ended September 30, 2006 totaled $371,531 or approximately 9.2% of net sales compared to $254,835 or 7.48% of net sales for the three months ended September 30, 2005, an increase of $116,696 or approximately 45.8%. The increase in general and administrative expenses was primarily due to the increase in accounting and, legal, and other professional fees related to the SEC comment letters related to our financial statements and additional general and additional expense from Sono that was not included in the September 30, 2005 numbers.

Income (Loss) from Operations

Income (loss) from operations for the three months ended September 30, 2006 totaled $1,295,434 or approximately 32% of net sales compared to $730,122 or approximately 21.4% of net sales for the three months ended September 30, 2005, an increase of $565,312 or approximately 77.4%. The increase was primarily due to the increase in our net sales from the acquisition of Sono as described above.

Interest Expense

Interest expense for the three months ended September 30, 2006 totaled $69,636 compared to $8,421 for the three months ended September 30, 2005, an increase of $61,215 or approximately 726.9%. The increase was due to loan obtained for the acquisition of Galaxy and Sono.

Net Income

Net income (loss) for the three months ended September 30, 2006 totaled $1,234,730 compared to $665,259 for the three months ended September 30, 2005, an increase of $569,471 or approximately 85.6%. The increase in net income was primarily due to the increase in our net sales from the acquisition of Sono as described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following table presents the statement of operations for the nine months ended September 30, 2006 as compared to the comparable period of the nine months ended September 30, 2005. The discussion following the table is based on these results.

	2006	2005

Sales, net	$10,242,953	$9,629,077

Cost of sales	6,693,359	6,831,419
Gross profit	3,549,594	2,797,658

Selling expense	52,598	44,520
General and administrative expenses	999,495	714,527
Income from operations	2,497,501	2,038,611

Other (Income) Expense
Interest income	(19,109)	(2,666)
Miscellaneous (income) expense	(362)	10,629
Interest expense	164,962	22,972
Total Other Income	145,491	30,935

Income before income taxes	2,352,010	2,007,676

Provision for income taxes	72,849	113,103

Net income	$2,279,161	$1,894,573

Net sales

Net sales for the nine months ended September 30, 2006 totaled $10,242,953 compared to $9,629,077 for the nine months ended September 30, 2005, an increase of $613,879 or approximately 6.4%. The increase was due to the acquisition of Sono. Net sales for the third quarter ended September 30, 2006 for Sono totaled $1,815,913. Net sales of E’Jenie for the nine months ended September 30, 2006 totaled $8,427,040 compared to $9,629,077 for the nine months ended September 30, 2005, a decrease of approximately 12.5%. The decrease was due to the slower than expected sales for our new batteries for the nine months ended September 30, 2006.

Cost of Sales

Cost of sales for the nine months ended September 30, 2006 totaled $6,693,359or approximately 65.3% of net sales compared to $6,831,419 or 70.9% of net sales for the three months ended September 30, 2005, a decrease of $138,060 or approximately 2%. The decrease was due to the fact that Sono operates on a higher profit margin. Total cost of goods sold included for Sono was $767,581 for sales of $1,815,913 or approximately 42.3%, while total cost of goods sold for E’Jenie was $5,925,778 for sales of $8,427,040 or approximately 70%.

The decrease in dollars and percentage was due to decrease in net sales for E’Jenie for the nine months ended September 30, 2006 and a higher profit margin from Sono.

Operating Expense

Selling, general and administrative, and consulting fees for the nine months ended September 30, 2006 totaled $1,052,093 or approximately 10.3% of net sales compared to $759,047 or approximately 7.9% of net sales for the nine months ended September 30, 2005, an increase of $293,046 or approximately 38.6%. The increase in general and administrative expenses was primarily due to the increase in accounting and, legal, and other professional fees related to the SEC comment letters related to our financial statements and additional general and additional expense from Sono that was not included in the September 30, 2005 numbers.

Income (Loss) from Operations

Income (loss) from operations for the nine months ended September 30, 2006 totaled $2,497,501 or approximately 24.4% of net sales compared to $2,038,611 or approximately 21.2% for the nine months ended September 30, 2005, an increase of $458,890 or approximately 22.5%. The increase was primarily due to the increase in our net sales from the acquisition of Sono as described above.

Interest Expense

Interest expense for the nine months ended September 30, 2006 totaled $164,962 compared to $22,972 for the nine months ended September 30, 2005, an increase of $141,990 or approximately 618.1%. The increase was due to loan obtained for the acquisition of Galaxy and Sono.

Net Income

Net income (loss) for the nine months ended September 30, 2006 totaled $2,279,161 compared to $1,894,573 for the nine months ended September 30, 2005, an increase of $384,588 or approximately 20.3%. The increase in net income was primarily due to the increase in our net sales from the acquisition of Sono as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity as of September 30, 2006 is our cash on hand and accounts receivable. Net cash provided by operations for the nine months ended September 30, 2006 was $1,248,727, as compared to net cash provided by operations of $1,991,165 during the same period in 2005. The decrease in net cash used in operating activities was a result of the increase our deposits of $505,052 for the future acquisition of our two facilities that they are currently leasing. In good faith, the Company made several deposits, totaling $511,599 to the landlord. Our cash and cash equivalents were $1,160,521 and $2,155,531 as of September 30, 2006 and 2005, respectively. Our current assets totaled $6,926,303 on September 30, 2006. Our current liabilities were $2,578,381 on September 30, 2006. Working capital was $4,347,922 as of September 30, 2006.

Net cash used in investing activities totaled $(2,314,649) for the nine months ended September 30, 2006, compared with $(311,336) for the nine months ended September 30, 2005. The net cash change was $(900,692) and $1,718,405 for the third quarter of 2006 and 2005, respectively.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

At September 30, 2006, the Company does have a line of credit available with a bank that will expire on March 22, 2007. The line of credit is not guaranteed by any shareholders.

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

CHINA DIGITAL COMMUNICATION GROUP

Date: October 9, 2007	By:	/s/ Zhongnan Xu

Name: Zhongnan Xu Title: Chief Executive Officer