Form 10KSB/A
period 2006-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2007-10-09
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following management discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2006 consolidated financial statements and notes. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

OVERVIEW

China Digital Communication Group (the “Company”) was incorporated under the laws of the State of Nevada on March 27, 2001. On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (Billion). Billion owns all of the issued and outstanding shares of Shenzhen E’Jenie Science and Technology Company, Limited (E’Jenie). Billion, was incorporated under the laws of the British Virgin Islands on July 27, 2004. Shenzhen E’Jenie Science & Technology Company Limited was legally established on July 8, 2002 under the laws of the Peoples’ Republic of China (PRC). On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International, Ltd (Galaxy View). Galaxy View owns all of the issued and outstanding shares of Shenzhen Sono Digital Technologies Company Limited (Sono). Galaxy View was incorporated under the laws of the British Virgin Islands on August 22, 2005. Sono was legally established on May 29, 2001 under the laws of the Peoples’ Republic of China.

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

12

	2006	2005

Sales, net	$12,215,376	$12,742,088

Cost of sales	7,980,579	8,971,859
Gross profit	4,234,797	3,770,229

Operating Expenses
Selling expense	20,810	165,780
General and administrative expenses	1,473,580	1,202,359
Goodwill impairment	3,779,181	1,213,843

Total operating expenses	5,273,571	2,581,982

Income from operations	(1,038,774)	1,188,248

Other (Income) Expense
Interest income	(25,027)	(3,877)
Miscellaneous income	(7,094)	-
Interest expense	172,830	32,856
Total Other Income	140,709	28,979

Income before income taxes	(1,179,483)	1,159,269

Provision for income taxes	74,887	111,773

Net income	$(1,254,370)	$1,047,496

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti dilutive.

Net sales

Net sales for the year ended December 31, 2006 totaled $12,215,376 compared to $12,742,088 for the year ended December 31, 2005, a decrease of $526,712 or approximately 4.1%. Total sales from E’Jenie were $9,854,954 in 2006 as compared to $12,742,088 in 2005, a decrease of $2,887,134 or approximately 22.7%. The decrease in sales was due to decreased in demand from our customers in 2006 as compared to 2005.

Cost of Sales

Cost of sales for the year ended December 31, 2006 totaled $7,980,579 or approximately 65.3% of net sales compared to $8,971,859 for the year ended December 31, 2005, a decrease of $991,280 or approximately 11%. Total cost of sales for E’Jenie was $6,986,873 in 2006 as compared to $8,971,859 in 2005, a decrease of $1,984,986 or approximately 22.1%. The decrease was due to decrease in net sales for E’Jenie for the year ended December 31.

Operating Expenses

Operating expenses for the year ended December 31, 2006 totaled $5,273,571 or approximately 43.2% of net sales compared to $2,581,982or approximately 20.3% for the year ended December 31, 2005, an increase of $2,691,589 or approximately 104.2%. The increase in operating expenses was primarily due to the impairment loss of $3,779,181 for the year ended December 31, 2006 and due to the increase in accounting and, legal, and other professional fees related to the SEC comment letters related to our financial statements and additional general and additional expense from Sono of $150,135 that was not included in the December 31, 2005 numbers.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2006 totaled $(1,038,774) or approximately 8.56% of net sales compared to $1,188,248 or approximately 9.3% for the year ended December 31, 2005, a decrease of $2,227,022 or approximately 187.4%. The decrease was due primarily due to the impairment loss and increased operating expenses recognized in 2006.

Interest Expense

Interest expense for the year ended December 31, 2006 totaled $172,830 compared to $32,856 for the year ended December 31, 2005, an increase of $139,974 or approximately 426%. The increase was due to loan obtained for the acquisition of Galaxy and Sono.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2006 totaled $(1,254,370) compared to $1,047,496 for the year ended December 31, 2005, a decrease of $2,301,866 or approximately 219.8%. The decrease in net income was due primarily due to the impairment loss and increased operating expenses recognized in 2006 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity as of December 31, 2006 is our cash on hand and accounts receivable. Net cash provided by operations for the year ended December 31, 2006 was $2,195,422 as compared to net cash provided by operations of $2,087,181 during the same period in 2005. The increase in net cash provided by operating activities was a result of the decrease in accounts receivable and increased in accounts payable. Our cash and cash equivalents were $1,074,835 and $2,061,213 as of December 31, 2006 and 2005, respectively. Our current assets totaled $5,523,446 on December 31, 2006. Our current liabilities were $1,270,564on December 31, 2006. Working capital was $4,252,882 as of December 31, 2006.

Net cash used in investing activities totaled $3,327,187for the year ended December 31, 2006, compared with $535,843 for the same period in 2005. The net cash change was $(986,378) and $1,624,087 for the year ended December 31, 2006 and 2005, respectively.

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

[There are no off-balance sheet arrangements.

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

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 30, 2007.

Name	Age	Position	Date of Appointment

Zhongnan Xu	59	Chief Executive Officer and Chairman	January 4, 2007

Yu Xi Sun	32	President and Director	February 23, 2006

Jiangcheng Wu	47	Chief Financial Officer	January 5, 2007

Mei Jin Bin	28	Secretary	December 2, 2003

Xu Bao Dong	35	Director	February 18, 2004

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years (and, in some instances, for prior years).

Zhongnan Xu has over 40 years experience in manufacturing and management. He graduated from Wuhan Steel Institute where he earned a Bachelor of Science degree. He served as the Secretary of the Youth Union of Er Cheng Steel Manufactory for 5 years, supervising ¾ of total employees’ of the Manufactory. Later as CEO of Er Cheng Magnet Steel Manufactory, Mr. Xu dedicated himself in developing new products and using leading technology to maintain the products’ competitive advantage. He served as the CEO of Er Cheng Magnet Steel Manufactory for 12 years. He also served as a CEO for Er Cheng Machinery Manufactory for 6 years. Mr. Xu served as a director of Enterprise Management Committee of Dingzu town of Er Zhou city for 5 years. Mr. Xu founded Yi Xiang Chemical Co., Ltd. (Yi Xiang) and served as a CEO of the company for 7 years. From 2002 until now, Mr. Xu served as General Manager of Shenzhen E'Jenie Science and Technology Co., Ltd., during which term he devoted himself to develop new technology and maintain the distribution network for E’jenie.

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

Mei Jin Bin has served as the Secretary of China Digital since February 2004. From February 2002 through June 2003 she was the executive general manager of Shenzhen E'Jenie Science and Technology Development Co., Ltd.From August 1999 January 2002 she served as the Executive Secretary of Shenzhen Gao Yi Electronic Co. Ltd. She is a graduate of Hubei Province Huangshi City Professional Institute.

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

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Zhongnan Xu, (1)	2006	0	0	0	0	0	0	0	0
Chief Executive Officer	2005	0	0	0	0	0	0	0	0

Jiangcheng Wu, (2)	2006	0	0	0	0	0	0	0	0
Chief Financial Officer	2005	0	0	0	0	0	0	0	0

Yu Xi Sun, (3)	2006	50,000	0	0	0	0	0	0	50,000
Former CEO	2005	0	0	0	0	0	0	0	0

Ran Liang, (4)	2006	17,500	0	0	0	0	0	0	17,500
Former CEO	2005	0	0	0	0	0	0	0	0

Sara Shao, (5)	2006	15,000	0	0	0	0	0	0	15,000
Former CFO	2005	0	0	0	0	0	0	0	0

Su Yi Zheng, (6)	2006	15,000	0	0	0	0	0	0	15,000
Former COO	2005	0	0	0	0	0	0	0	0

Yi Bo Sun, (7)	2006	0	0	0	0	0	0	0	0
Former CEO and President	2005	0	0	0	0	0	0	0	0

(1)	Zhongnan Xu was appointed as our Chief Executive Officer on January 4, 2007 and was not previously an officer of us.

(2)	Jiangcheng Wu was appointed as our Chief Financial Officer on January 4, 2007 and was not previously an officer of us.

(3)	Yu Xi Sun was appointed as our President on February 23, 2006 and earned a monthly salary of.$5,000 for 10 months in 2006.

(4)	Ran Liang served as our CEO from May 30, 2006 until his resignation on January 4, 2007 as CEO and Director. Mr. Liang earned a monthly salary of $2,500 for 7 months.

(5)	Sara Shao served as our CFO from July 10, 2006 until her resignation on January 5, 2007. Ms. Shao earned a monthly salary of $2,500 for 6 months.

(6)	Su Yi Zheng served as our COO from July 10, 2006 until her resignation on January 5, 2007. Ms. Zheng earned a monthly salary of $2,500 for 6 months.

(7)	Yi Bo Sun served as our CEO and President from 2004 until resigning on February 23, 2006.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Zhongnan Xu (1)	—	—

Common Stock	Yu Xi Sun (1)	651,000	1.2%

Common Stock	Jiangcheng Wu (1)	—	—

Common Stock	Mei Jin Bin (1)	—	—

Common Stock	Xu Bao Dong (1)	—	—

Common Stock	All officers and directors as a group (5 in number)	651,000	1.2%

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

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Zhongnan Xu
ZHONGNAN XU President, Chief Executive Officer, Chief Financial Officer

Date:	October 9, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhongnan Xu	Chief Executive Officer and Chairman of the Board of Directors	October 9, 2007
ZHONGNAN XU

/s/ Jiangcheng Wu	Chief Financial Officer	October 9, 2007
JIANGCHENG WU

/s/ Xu Bao Dong	Secretary	October 9, 2007
XU BAO DONG

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Digital Communication Group and Subsidiaries, Inc.

We have audited the accompanying consolidated balance sheet of China Digital Communication Group and Subsidiaries, Inc. (a Nevada corporation) as of December 31, 2006, and the related consolidated statements of operation, stockholders’ equity/(deficit), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note Q, the financial statements for the years ended December 31, 2006 and 2005 have been restated.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 10, 2007, except for Note C, F, K, M, N, Q and R, which is as of August 19, 2007

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006
(Restated)

ASSETS

Current Assets
Cash and cash equivalents	$1,074,835
Accounts receivable, net	4,093,717
Inventory	283,724
Prepaid expenses	16,175
Other receivables	54,995
Total Current Assets	5,523,446

Property & Equipment, net	1,120,570

Other Assets
Deposits	3,100
Amortizable intangible assets, net	3,132,812
Goodwill	8,362,321
Total Other Assets	11,498,233

Total Assets	$18,142,249

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$837,545
Loan payable to related party	174,600
Note payable	256,400
Unearned revenue	2,019
Total Current Liabilities	1,270,564

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626 issued and outstanding	54,460
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	16,887,627
Statutory reserve	289,931
Other comprehensive income	369,287
Accumulated deficit	(737,196)
Total Stockholders' Equity	16,871,685

Total Liabilities and Stockholders' Equity	$18,142,249

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Restated)

	2006	2005

Sales, net	$12,215,376	$12,742,088

Cost of sales	7,980,579	8,971,859
Gross profit	4,234,798	3,770,229

Selling expense	20,810	165,780
General and administrative expenses	1,473,580	1,202,359
Impairment	3,779,181	1,213,843
Total operating expenses	5,273,571	2,581,982

Income (loss) from operations	(1,038,773)	1,188,248

Other (income) expense
Interest income	(25,027)	(3,877)
Miscellaneous expense	(7,093)	-
Interest expense	172,830	32,856
Total other expense	140,710	28,979

Income (loss) before income taxes	(1,179,483)	1,159,269

Provision for income taxes	74,887	111,773

Net income (loss)	(1,254,370)	1,047,496

Other comprehensive income
Foreign currency translation	307,605	61,682

Comprehensive income (loss)	$(946,765)	$1,109,178

Net income (loss) per share:
Basic & diluted	$(0.02)	$0.02

Weighted average number of shares outstanding:
Basic & diluted	54,460,626	54,460,626

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Restated)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income / (loss)	$(1,254,370)	$1,047,496
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	182,829	83,807
Amortization	332,915	332,915
Loss on disposal of property & equipment	-	18,575
Reserve for bad debt	21,443	-
Impairment loss	3,779,181	1,213,843
Issuance of stock options	-	17,500
(Increase) / decrease in assets:
Accounts receivables	896,425	(204,021)
Inventory	70,266	(112,452)
Other receivables	295,956	(2,707)
Prepaid expense	116,016	(118,531)
Deposits	704	(3,100)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(2,122,808)	(197,862)
Income tax payable	(42,908)	(32,077)
Advances	(80,227)	43,795

Total adjustments	3,449,792	1,039,685

Net cash provided by operations	2,195,422	2,087,181

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of subsidiary	(3,000,000)	-
Cash acquired in acquisition	708,002	-
Proceeds from sale of property & equipment	-	1,094
Acquisition of property & equipment	(1,035,189)	(536,937)

Net cash used in investing activities	(3,327,187)	(535,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(3,251,540)	-
Proceed from loan payable	3,251,540	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	145,388	72,749

Net increase (decrease) in cash and cash equivalents	(986,378)	1,624,087

Cash and cash equivalents, beginning balance	2,061,213	437,126

Cash and cash equivalents, ending balance	$1,074,835	$2,061,213

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$74,887	$13,555

Interest payments	$75,622	$32,856

Non-cash investing and financing activities:

Issuance of preferred stock for purchase of business	$3,787,879	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Restated)

	Common Stock		Preferred	Additional Paid In	Statutory	Other	Retained Earnings (Accumulated	Total Stockholders' Equity/
	Shares	Amount	Stock	Capital	Reserve	Comprehensive	Deficit)	(Deficit)
Balance December 31, 2004	54,460,626	$54,460	$-	$13,089,824	$11,522	$-	$(251,912)	$12,903,894

Issuance of stock options	-	-	-	17,500	-		-	17,500

Change in foreign currency translation gain	-	-	-	-		61682	-	61,682

Transfer to statutory reserve	-	-	-	-	94,327	-	(94,327)	-

Net income for the year ended December 31, 2005	-	-	-	-	-	-	1,047,496	1,047,496

Balance December 31, 2005	54,460,626	54,460	-	13,107,324	105,849	61,682	701,257	14,030,572

Acquisition of subsidiary	-	-	7,576	3,780,303	-	-	-	3,787,879

Change in foreign currency translation gain	-	-	-	-	-	307,605	-	307,605

Transfer to statutory reserve	-	-	-	-	184,082	-	(184,082)	-

Net income for the year ended December 31, 2006	-	-	-	-	-	-	(1,254,370)	(1,254,370)

Balance December 31, 2006	54,460,626	$54,460	7,576	$16,887,627	$289,931	$369,287	$(737,196)	$16,871,686

The accompanying notes are an integral part of these consolidated financial statements.

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

The payment term for Sono is as follows; 30% of the invoice is due when the order is shipped and 60% of the invoice is within six months. The clients have another six month to pay for the remaining 10% balance.

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

$1,120,570

Depreciation expenses were $182,829 and $83,807 for the years ended December 31, 2006, and 2005.

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

Note C - GOODWILL AND INTANGIBLE ASSETS (RESTATED)

Goodwill

As of December 31, 2006, the Goodwill comprised of the following:

Goodwill
Acquisition of Billion	$7,039,593
Acquisition of Galaxy View	1,322,728

$8,362,321

The Company performed an impairment test relating to goodwill arising from its acquisitions and concluded that there was an impairment as to the carrying value of goodwill as of December 31, 2006. The Company had projected better revenues from Galaxy View as of the date of acquisition. However, during the year, due to the loss of customers, projected revenue reduced significantly . The Company evaluated value of the subsidiaries based upon market value and recorded an impairment of $3,779,181 and $1,213,843 as of December 31, 2006 and 2005 respectively.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Intangible assets

As of December 31, 2006 intangible assets consist of the following:
Customer relationship	$2,691,445
Design	366,850
Proprietary technology	270,850
Land rights	515,978
Intangible assets	3,845,123

Accumulated amortization	(712,311)

$3,132,812

The intangible assets are amortized over 10-30 years. Amortization expenses were $337,781 and $332,915 for the years ended December 31, 2006 and 2005.

Amortization expenses for the Company’s intangible assets over the next five fiscal years is estimated to be:

2007	$344,915
2008	344,915
2009	344,915
2010	344,915
2011,	344,915
After	1,408,237
Total	$3,132,812

Note D - ACQUISTION AGREEMENTS

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

On March 22, 2006, China Digital Communication Group, Galaxy View International LTD, a BVI corporation (“Galaxy”), Shenzhen Sono, a Shenzhen corporation and a wholly-owned subsidiary of Galaxy (“Sono”), and the shareholders of Galaxy (the “Shareholders”), entered into a Share Exchange Agreement (the “Agreement”) pursuant to which China Digital will acquire 100% of Galaxy for approximately $6,787,879. China Digital paid $3 million dollars on March 12, 2006 to Galaxy and issued 7,575,757 million shares of Series A-1 Convertible Preferred Stock . The Company finalized the Agreement on June 28, 2006. Each share of Series A-1 Preferred Stock entitles the holder thereof to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one share of the Company’s common stock on June 29, 2011. Each share of Series A-1 Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, rank (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note E - STOCK EXCHANGE AGREEMENTS

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note F - ACCOUNTS PAYABLE & ACCRUED EXPENSES (RESTATED)

As of December 31, 2006, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$657,684
Accrued interest	127,208
VAT payable	52,652

Total	$837,544

Note G - LOAN PAYABLE

As of December 31, 2006, the Company has an unsecured, due on demand, non interest-bearing loan payable in the amount of $256,400 to a third party.

Note H - RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company has an unsecured, due on demand, non interest-bearing loan from Xuemei Fang, a shareholder, in the amount of $174,600.

Note I - INCOME TAXES

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

Note J- COMMITTMENTS

Operating Leases
The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of approximately $90,677 for the year ended December 31, 2006. As of December 31, 2006, all operating leases had expired.

Note K- STOCK OPTION (RESTATED)

On November 4, 2005, the Company issued a nonqualified stock option for 100,000 shares to a member of the board with an exercise price of $0.53 that will expire on November 3, 2010. The option shall vest and become exercisable immediately.

The Company’s 2005 Stock Option Incentive Plan (the “Plan”) provides for the grant of 100,000 option rights to a non-employee director. The Plan is administered by the Company’s Compensation Committee (“Compensation Committee”). The Compensation Committee, as administrator of the plan, has the authority to select plan participants and determine the terms and conditions of such awards.

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

Risk-free interest rate	4.77%
Expected life of the options	3 year
Expected volatility	126.76%
Expected dividend yield	0%

Options outstanding at December 31, 2006 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$0.530	100,000	0.75	$0.530	100,000	$0.530	-
$0.702	150,000	0.75	$0.702	150,000	$0.702	-

Note L- STATUTORY COMMON WELFARE FUND

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

Note M - STATUTORY RESERVE (RESTATED)

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $121,895 as statutory reserve for the year ended December 31, 2006.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note N - OTHER COMPREHENSIVE INCOME (RESTATED)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2006 and 2005 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2005	$61,682
Change for 2006	307,605

Balance at December 31, 2006	$369,287

Note O- SEGMENT REPORTING

The Company has two principal operating segments which are: battery components manufacturer and supplier of 3G telecommunications equipment, and supplier of hi-tech telecommunication equipment to the telecommunications industry. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company has determined that battery components manufacturer and supplier of 3G telecommunications equipment, and supplier of hi-tech telecommunication equipment to the telecommunications industry are reportable segments as they meet the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information).

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company’s reportable segments.

Information about operations by operating segment for the year ended December 31, 2006 is as follows:

December 31, 2006	Battery	Hi-Tech
	Component	Telecommunication	U.S	Total
Revenues	$9,854,954	$2,360,422	$-	$12,215,376
Intersegment sales	-	-	-	-
Income (loss) before taxes	2,561,485	1,227,215	(4,968,183)	(1,179,483)
Depreciation and amortization	176,002	6,827	332,915	515,744
Interest expense	45,868	(246)	127,208	172,830
Goodwill impairment	-	-	3,779,181	3,779,181
Interest income	19,945	5,082	-	25,027

The Company only had one reportable segement for the year ended December 31, 2005.

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

 Note P - CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note Q - RESTATEMENTS

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company’s financial statements. Specifically, the purchase price allocation for the acquisition of Billion Electronics Co. Ltd., was not done properly. Also, the acquisition balance sheet for Billion Electronics Co. Ltd., was taken as of September 30, 2004 instead of November 15, 2004. The Company decided to restate the financial statements for the year ended December 31, 2004 which resulted in a change in the opening numbers for the year ended December 31, 2006 and 2005. The financial statements for the year ended December 31, 2006 and 2005 have been restated to give effect to the changes to the opening balances.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The effect of the restatements is as follows:

CONSOLIDATED BALANCE SHEET

	Reported	Restated
	2006	2006
Amortizable intangible assets, net	$511,111	$3,132,812
Goodwill	3,187,795	8,362,321
Total Other Assets	3,702,006	11,498,233
Total Assets	10,346,021	18,142,249

Accounts payable and accrued expenses	887,042	837,545
Income tax payable	44,500	-
Total Liabilities	1,364,561	1,270,564

Additional paid in capital	6,693,417	16,887,627
Statutory reserve	218,701	289,931
Other comprehensive income	416,510	369,287
Retained earnings/(Accumulated deficit)	1,590,796	(737,196)
Total Stockholders' Equity	8,981,460	16,871,685
Total Liabilities and Stockholders' Equity	$10,346,021	$18,142,249

CONSOLIDATED STATEMENTS OF OPERATIONS

	Reported	Restated
	2006	2006
General and administrative expenses	$1,140,665	$1,473,580
Total operating expenses	4,940,656	5,273,571
Loss from operations	(705,859)	(1,038,773)
Income (loss) before income taxes	(846,568)	(1,179,483)
Net income (loss)	(921,455)	(1,254,370)
Other comprehensive income
Foreign currency translation	304,826	307,605
Comprehensive Income (Loss)	$(616,629)	$(946,765)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Reported	Restated
	2005	2005
General and administrative expenses	$839,418	$1,202,359
Goodwill impairment		1,213,843
Total operating expenses	1,005,198	2,581,982
Loss from operations	2,765,031	1,188,248
Income (loss) before income taxes	2,736,052	1,159,269
Net income (loss)	2,624,279	1,047,496
Other comprehensive income
Foreign currency translation	71,075	61,682
Comprehensive Income (Loss)	$2,695,354	$1,109,178
Net income (loss) per share:
Basic and diluted	$0.05	$0.02

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2006	2006
	(Reported)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(921,455)	$(1,254,370)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization		332,915
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(2,043,189)	(2,122,808)
Tax payable	(57,126)	(42,908)
Total Adjustments	3,116,878	3,449,792
Net cash provided by operations	2,195,423	2,195,422
Cash paid during the year for:
Income tax payments	$-	$74,887
Interest payments	$45,622	$75,622

Consolidated Statements of Cash Flow

	Reported	Restated
	2005	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,624,279	$1,047,496
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	-	332,915
Goodwill impairment	-	1,213,843
(Increase) / decrease in assets:
Accounts receivables	(204,099)	(204,021)
Inventory	(111,030)	(112,452)
Other receivables	2,328	(2,707)
Prepaid expense	(127,979)	(118,531)
Deposits	5,454	(3,100)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(231,904)	(197,862)
Income tax payable	(27,801)	(32,077)
Deferred revenue	43,795	43,795
Total Adjustments	(531,353)	1,039,685
Net cash provided by operations	2,092,926	2,087,181
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(2,093)	-
Proceed from loan from related party	-	-
Net cash provided by financing activities	(2,093)	-
Effect of exchange rate changes on cash and cash equivalents	69,097	72,749
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$99,140	$32,856

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Reported	Restated
	2006	2006
Additional Paid In Capital
Balance at beginning of year	$2,913,114	$13,107,324
Balance December 31, 2006	6,693,417	16,887,627
Statutory Reserve
Balance at beginning of year	94,327	105,849
Transfer from net income (loss)	124,374	184,082
Balance December 31, 2006	218,701	289,931
Other Comprehensive Income
Balance at beginning of year	111,684	61,682
Transfer from net income (loss)	304,826	307,605
Balance December 31, 2006	416,510	369,287
Accumulated deficit
Balance at beginning of year	2,636,624	701,257
Net income (loss)	(921,455)	(1,254,370)
Balance at end of year	1,590,796	(737,196)
Total Stockholder's Equity	$8,981,460	$16,871,685

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Reported	Restated
	2005	2005
Additional Paid In Capital
Balance at beginning of year	$2,895,614	$13,089,824
Balance December 31, 2005	2,913,114	13,107,324
Statutory Reserve
Balance at beginning of year	-	11,522
Balance December 31, 2005	94,327	105,849
Other Comprehensive Income
Transfer from net income (loss)	111,684	61,682
Balance December 31, 2005	111,684	61,682
Retained earnings
Balance at beginning of year	106,672	(251,912)
Net income (loss)	2,624,279	1,047,496
Balance at end of year	2,636,624	701,257
Total Stockholder's Equity	$5,810,209	$14,030,572

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