Form 10QSB/A
period 2007-03-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2007-10-09
CIK 1144320

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

-i-

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
MARCH 31, 2007

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007
(RESTATED)

ASSETS

Current Assets
Cash and cash equivalents	$1,071,275
Accounts receivable, net	1,474,056
Inventory	412,942
Prepaid expenses	1,682
Other receivables	1,052
Total Current Assets	2,961,007

Property & equipment, net	1,038,865

Other Assets
Deposits	8,530
Intangible assets, net	3,050,387
Assets of the entity held for sale	2,972,828
Goodwill	7,066,765
Total Other Assets	13,098,510

Total Assets	$17,098,382

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$748,370
Income tax payable	44,905
Loan payable	259,000
Loan payable to related party	174,600
Deferred revenue	2,039
Total Current Liabilities	1,228,914

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626, issued and outstanding	54,460
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	16,887,627
Statutory reserve	338,100
Other comprehensive income	549,346
Retained earnings	(1,967,641)
Total Stockholders' Equity	15,869,468

Total Liabilities and Stockholders' Equity	$17,098,382

The accompanying notes are an integral part of these unaudited consolidated financials

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(RESTATED)

	2007	2006

Sales, net	$1,638,988	$3,183,547

Cost of sales	1,160,984	2,209,267
Gross profit	478,004	974,280

Operating Expenses
Selling expense	6,093	7,194
General and administrative expenses	1,567,284	248,002
Total operating expenses	1,573,377	255,196

Income/(loss) from operations	(1,095,373)	719,084

Other (Income)/Expense
Interest income	(1,670)	(5,115)
Miscellaneous income	-	268
Interest expense	2,036	29,840
Total Other Income	366	24,993

Income/(loss) before income taxes	(1,095,739)	694,091

Provision for income taxes	59,269	40,537

Income/(loss) from continuing operations	(1,155,008)	653,554

Loss from entity held for sale	(27,269)	-

Net Income/(loss)	(1,182,277)	653,554

Other comprehensive income
Foreign currency translation	180,059	125,655

Comprehensive Income/(loss)	$(1,002,218)	$779,209

Net income (loss) per share from continuing operations	$(0.02)	$0.01
Net income (loss) per share from entity held for sale	$0.00	$0.00
Basic earnings (loss) per share	$(0.02)	$0.01
Basic weighted average number of shares outstanding	54,460,626	63,710,626

Diluted earnings (loss) per share	$(0.02)	$0.01
Diluted weighted average number of shares outstanding	$54,460,626	63,716,120

Weighted average number of basic and dilutive shares outstanding for the three month period ended March 31, 2007 is the same as the dilutive securities are anti dilutive

The accompanying notes are an integral part of these unaudited consolidated financials

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(RESTATED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(loss)	$(1,182,277)	$653,554
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
Depreciation & amortization	135,894	132,063
Impairment of Goodwill	1,295,556	-
Provision for bad debt	-	2,960
(Increase) / decrease in assets:
Accounts receivables	151,906	932,856
Inventory	(125,756)	102,352
Other receivables	10,738	-
Prepaid expense	14,573	(103,841)
Deposits	(5,430)	-
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	14,491	(123,856)
Income tax payable	44,697	(44,783)
Deferred revenue	-	79,277

Net cash provided by operating activities from continuing operations	354,392	1,630,582
Net cash provided by operating activities of entity held for sale	27,269	-
Net cash provided by operating activities	381,661	1,630,582

CASH FLOWS FROM INVESTING ACTIVITIES
Advance paid for business acquisition	-	(3,000,000)
Acquisition of property & equipment	(3,223)	(1,839)
Net cash used in investing activities	(3,223)	(3,001,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from loan payable	-	3,000,000
Net cash provided by financing activities	-	3,000,000

Effect of exchange rate changes on cash and cash equivalents	(381,999)	(79,847)

Net increase/(decrease) in cash and cash equivalents	(3,561)	1,548,896

Cash and cash equivalents, beginning balance	1,074,836	2,061,213

Cash and cash equivalents, ending balance	$1,071,275	$3,610,109

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$59,269	$14,821

Interest payments	$2,036	$17,616

Non cash transactions:

Issuance of shares in advance for purchase of business	$-	$9,620,000

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

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $141,920 as at March 31, 2007.

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

Note C - GOODWILL AND INTANGIBLE ASSETS (RESTATED)

Goodwill

As of March 31, 2007, the Goodwill comprised of the following:

Goodwill
Acquisition of Billion	$7,039,593
Acquisition of Galaxy View	27,172
$7,066,765

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible assets

As of March 31, 2007 intangible assets consist of the following:

Customer relationship	$2,691,445
Design	366,850
Proprietary technology	270,850
Land right	521,174
Intangible assets	3,850,319

Accumulated amortization	(799,932)
$3,050,387

The intangible assets are amortized over 10-30 years. Amortization expenses were $87,552 and $83,229 for the three months ended March 31, 2007 and 2006, respectively..

Amortization expenses for the Company’s intangible assets over the next five fiscal years is estimated to be:

2008	$350,207
2009	350,207
2010	350,207
2011	350,207
2012,	350,207
After	1,299,352
Total	$3,050,387

Note D - ACQUISTION AGREEMENTS

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

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the fair value of assets acquired and liabilities assumed:

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash and cash equivalents	$701,169
Accounts receivable	2,648,929
Other receivable	337,825
Prepaid	701
Property, plant, and equipment	54,041
Total assets	3,742,665

Accounts payable	$1,991,591
Deferred revenue	65,104
Total liabilities	2,056,695

Total acquisition cost	$1,685,970

Cost
Total cost of investment	$6,787,879

Total Acquisition cost	1,685,970

Goodwill	$5,101,909

Note E - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of March 31, 2007, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$716,603
VAT payable	31,767
Total	$748,370

Note F - LOAN PAYABLE

As of March 31, 2007, the Company has an unsecured, due on demand, non interest-bearing loan payable in the amount of $259,000 to a third party.

Note G - RELATED PARTY TRANSACTIONS

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

Note I- COMMITTMENTS

Operating Leases
The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of approximately $2,249 and $23,608 for the three months ended March 31, 2007 and 2006.

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

The Company did not grant any options during the six months period ended March 31, 2007.

Options outstanding at March 31, 2007 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$0.530	100,000	0.72	$0.530	100,000	$0.530	-
$0.702	150,000	0.67	$0.702	150,000	$0.702	-

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

Note M - OTHER COMPREHENSIVE INCOME (RESTATED)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2006 and March 31, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$369,287
Change for 2007	180,059
Balance at March 31, 2007	$549,346

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note Q - RESTATEMENTS

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the purchase price allocation for the acquisition of Billion Electronics Co. Ltd., was not done properly. Also, the acquisition balance sheet for Billion Electronics Co. Ltd., was taken as of September 30, 2004 instead of November 15, 2004. The Company decided to restate the financial statements for the year ended December 31, 2004 which resulted in a change in the opening numbers for the year ended December 31, 2005 and 2006. The financial statements for the three months period ended March 31, 2007 have been restated to give effect to the changes to the opening balances.

The effect of the restatements is as follows:

CONSOLIDATED BALANCE SHEETS

	Restated	Reported
	2007	2007

Current Assets
Amortizable intangible assets, net	$3,050,387	$511,915
Goodwill	7,066,765	1,892,239
Total Other Assets	13,098,510	5,385,512
Total Assets	17,098,382	9,385,384
Current Liabilities
Accounts payable and accrued expenses	748,370	797,868
Income tax payable	44,905	89,405
Total Liabilities	1,228,914	1,322,912
Stockholders' Equity
Additional paid in capital	16,887,627	6,693,417
Statutory reserve	338,100	266,870
Other comprehensive income	549,346	596,569
Accumulated deficit	(1,967,641)	443,579
Total Stockholders' Equity	15,869,468	8,062,472
Total Liabilities and Stockholders' Equity	$17,098,382	$9,385,384

	FOR THE THREE MONTH PERIODS ENDED
	2007	2007	2006	2006
	(Restated)	(Reported)	(Restated)	(Reported)
General and administrative expenses	1,567,284	1,484,055	248,002	164,773
Total operation expenses	1,573,377	1,490,148	255,196	171,967
Income/(loss) from operations	(1,095,373)	(1,012,144)	719,084	802,313
Income/(loss) before income taxes	(1,095,739)	(1,012,510)	694,091	777,320
Income/(loss) from continuing operations	(1,155,008)	(1,071,779)	653,554	736,783
Net Income/(loss)	(1,182,277)	(1,099,048)	653,554	736,783
Other comprehensive income
Foreign currency translation	180,059	180,059	125,655	91,346
Comprehensive Income/(loss)	$(1,002,218)	$(918,989)	$779,209	$828,129

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	FOR THE THREE MONTH PERIODS ENDED
	2007	2007	2006	2006
	(Restated)	(Reported)	(Restated)	(Reported)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(loss)	$(1,182,277)	$($1,099,048)	$653,554	$736,783
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
Depreciation & amortization	135,894	52,665	132,063	48,834

Note R - SUBSEQUENT EVENTS

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

	2007	2006

Sales, net	$1,638,988	$3,183,547

Cost of sales	1,160,984	2,209,267
Gross profit	478,004	974,280

Selling expense	6,093	7,194
General and administrative expenses	1,567,284	248,002
Income from operations	(1,095,373)	719,084

Other (Income) Expense
Interest income	(1,670)	(5,115)
Miscellaneous expense	-	268
Interest expense	2,036	29,840
Total Other (Income) Expense	366	24,993

Income (loss) before income taxes	(1,095,739)	694,091

Provision for income taxes	59,269	40,537

Income (loss) from continuing operations	(1,155,008)	653,554

Loss from entity held for sale	(27,269)	-
Net Income (loss)	$(1,182,277)	$653,554

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

Operating Expense

Selling and general and administrative expenses for the three months ended March 31, 2007 totaled $1,573,377 or approximately 96% of net revenue compared to $248,002 or approximately 8% of net revenue for the three months ended March 31, 2006, an increase of $1,318,181 or approximately 517%. The increase in general and administrative expenses was primarily due an impairment loss of $1,295,556 recognized for the three months ended March 31, 2007 and the increase in accounting , legal and other professional fees related to the SEC comment letters related to our financial statements.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2007 totaled $(1,095,373) or approximately 66.8% of net revenue compared to $719,084 or approximately 22.6% of net revenue for the three months ended March 31, 2006, a decrease of $1,814,457 or approximately 252%. The decrease in income from operations was primarily due to decrease in net sales and recognition of impairment loss during the three months ended March 31, 2007.

Interest Expense

Interest expense for the three months ended March 31, 2007 totaled $2,036 compared to $29,840 for the three months ended March 31, 2006, a decrease of $27,804, or approximately 93.2%. The decrease in interest expense was due to indebtedness related to the potential acquisition of new business during 2006.

Net Income

Net income (loss) for the three months ended March 31, 2007 totaled $(1,182,277) compared to $653,554 for the three months ended March 31, 2006, a decrease of $1, 835,831 or approximately 281%. The decrease in net income was primarily due to reason described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,071,275 at March 31, 2007 and current assets totaled $2,961,007 at March 31, 2007. The Company's total current liabilities were $1,228,914 at March 31, 2007. Working capital at March 31, 2007 was $1,732,093. During the three months ended March 31, 2007, net cash provided by operating activities was $381,661.

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

Date:  October 9, 2007