Form 10QSB/A
period 2007-06-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2007-10-24
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

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

 The number of shares outstanding of each of the issuer’s classes of common equity, as of October 24, 2007 is 54,460,626 shares of common stock.

CHINA DIGITAL COMMUNICATION GROUP
FORM 10-QSB

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “CHID”, ”China Digital” or “Company” refer to the consolidated operations of China Digital Communication Group, a Nevada corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet (Restated)	2

Unaudited Condensed Consolidated Statements of Operations (Restated)	3

Unaudited Condensed Consolidated Statements of Cash Flow	4

Notes to unaudited Condensed Consolidated Financial Statements	5-16

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$815,571
Accounts receivable, net	515,353
Inventory	479,602
Prepaid expenses	1,682
Other receivables	3,075,331
Total Current Assets	4,887,539

Property & equipment, net	1,062,652

Other Assets
Other assets	8,530
Intangible assets, net	2,970,164
Goodwill- restated	7,039,593
Total Other Assets	10,018,287

Total Assets	$15,968,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$624,689
Loan payable	263,000
Loan payable to related party	174,600
Total Current Liabilities	1,062,290

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626, issued and outstanding	54,460
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	16,887,627
Statutory reserve- restated	289,931
Other comprehensive income-restated	632,709
Retained earnings-restated	(2,966,115)
Total Stockholders' Equity	14,906,188

Total Liabilities and Stockholders' Equity	$15,968,478

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue, net	$368,823	$3,027,810	$2,007,811	$6,211,357

Cost of sales	635,645	2,119,460	1,796,629	4,328,727
Gross profit	(266,822)	908,350	211,182	1,882,630

Operating Expenses
Selling expense	7,273	8,591	13,366	15,785
General and administrative expenses	778,556	416,777	1,050,284	664,779
Goodwill impairment	-	-	1,295,556	-
Total operating expenses	785,829	425,368	2,359,206	680,564

Income (loss) from operations	(1,052,651)	482,982	(2,148,024)	1,202,066

Other (Income) Expense
Interest income	-	(5,482)	(1,670)	(10,597)
Miscellaneous expense	-	-	-	268
Interest expense	7,319	65,486	9,355	95,326
Total Other Expense	7,319	60,004	7,685	84,997

Income (loss) before income taxes	(1,059,970)	422,978	(2,155,709)	1,117,069

Provision for income taxes	(59,269)	32,102	-	72,639

Income (loss) from continuing operations	(1,000,701)	390,876	(2,155,709)	1,044,430

Discontinued operations
Loss on disposal of subsidiary	(8,366)	-	(35,635)	-
Loss from discontinued operations	(37,578)	-	(37,578)	-

Net Income (loss)	(1,046,645)	390,876	(2,228,922)	1,044,430

Other comprehensive income
Foreign currency translation -restated	83,363	44,207	263,422	169,862

Comprehensive Income (Loss) -restated	$(963,282)	$435,083	$(1,965,500)	$1,214,292

Net income (loss) per share from continuing operations
Basic	$(0.02)	$0.01	$(0.04)	$0.02
Diluted	$(0.02)	$0.01	$(0.04)	$0.02

Net income (loss) per share from discontinued operations
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding:
Basic	54,460,626	54,460,626	54,460,626	54,460,626
Diluted	54,460,626	54,470,795	54,460,626	54,470,795

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,228,922)	$1,044,430
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	96,834	92,017
Amortization of intangible assets	175,159	166,458
Goodwill impairment	1,295,556	-
Loss on disposal of subsidiary	35,635	-
(Increase) / decrease in current assets:
Accounts receivables	1,120,969	(683,273)
Inventory	(186,009)	51,445
Other receivables	11,860	(947)
Prepaid expense	14,664	(93,421)
Deposits	(5,430)	-
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(377,979)	83,360
Income tax payable	(74,306)	(54,792)
Deferred revenue	-	(79,494)

Total Adjustments	2,106,953	(518,647)

Net cash provided by (used in) operating activities from discontinuing operations	(121,969)	525,783
Net cash provided by operating activities from continuing operations	2,075,506	-
Net cash provided by operating activities	1,953,537	525,783

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for business acquisition	-	(3,000,000)
Cash acquired in acquisition	-	701,169
Acquisition of property & equipment	(59,721)	(3,284)

Net cash used in investing activities from continuing operations	(59,721)	(2,302,115)
Net cash used in investing activities of entity disposed	(2,583,914)	-
Net cash used in investing activities	(2,643,635)	(2,302,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	-	(249,240)
Loan from related party	373,665	-
Proceed from loan payable	-	3,000,000

Net cash provided by financing activities from continuing operations	373,665	2,750,760

Effect of exchange rate changes on cash and cash equivalents	57,169	199,264

Net increase (decrease) in cash and cash equivalents	(259,264)	1,173,692

Cash and cash equivalents, beginning balance	1,074,835	2,061,213

Cash and cash equivalents, ending balance	$815,571	$3,234,905

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$59,642	$56,738

Interest payments	$9,355	$26,342

Non cash transactions:

Issuance of shares in advance for purchase of business	$-	$9,620,000

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

On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International Ltd., the Company and the shareholders of Galaxy View (the “Shareholders”). Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at approximately $6,787,879. Under the terms of the Agreement, the Company paid to the Shareholders $3,000,000 million in cash and delivered 7,575,757 unregistered shares of China Digital preferred stock valued at approximately $3,787,879. The Company disposed off Galaxy View International, Ltd. on April 24, 2007 for $3,000,000.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $532,252 as of June 30, 2007.

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
$1,062,652

Depreciation expenses were $101,185 and $92,017 for the six month periods ended June 30, 2007, and 2006. Depreciation expenses were $49,324 and $43,049 for the three month periods ended June 30, 2007, and 2006.

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
The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

Note C - GOODWILL AND INTANGIBLE ASSETS (RESTATED)

Goodwill

As of June, 2007, the Goodwill comprised of the following:

Acquisition of Billion	$7,039,593

The Company disposed off Galaxy View on April 24, 2007 and recorded an impairment of goodwill of $1,295,556 on the Galaxy acquisition based on the recoverable value of the entity.

Intangible assets

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

Note D - DISPOSED ENTITY

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Galaxy View with Liu Changqing and Wang Feng (collectively, the Purchasers”) for the sale of our wholly-owned subsidiary Galaxy View (the “Agreement”). Changqing purchased a 60% interest and Feng will purchase a 40% interest in Galaxy View. In exchange for all of the outstanding shares of Galaxy View, the Purchasers agreed to pay $3,000,000 USD as consideration for the acquisition. We entered into promissory notes with the Purchasers for payment of their share of the $3,000,000 which is due within 90 days of April 24, 2007. If payment is not made within 90 days, the promissory notes will accrue interest at 18% per annum from the closing date. The company has recovered $2 million subsequent to June 30, 2007.

Following is the detail information for loss on disposal of Sono:

Disposal consideration	$(3,000,000)

Net assets of Sono at disposal	3,008,463

Goodwill	27,172

Loss on disposal of Sono	$(35,635)

Loss from discontinued operations	$(37,578)

Note E - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of June 30, 2007, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$620,212
VAT payable	4,477

Total	$624,689

Note F - LOANS PAYABLE

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

The following is a reconciliation of income tax expense:

6/30/2007	Income tax expenses
Current	$0
Deferred	-
Total	$0

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

6/30/2007

US statutory tax rate	34%
Foreign income not recognized in US	-34%
PRC income tax	15%
Valuation allowance	-15%

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

Note I- PREFERRED STOCKS

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

Note J- STOCK OPTION

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The Company did not transfer any amount to statutory reserve for the six month periods ended June 30, 2007 as the Company did not earn any profits during the six month period ended June 30, 2007.

Note L - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $0 for the six month period ended June 30, 2007 as the Company did not earn any profits during the six month period ended June 30, 2007.

Note M - OTHER COMPREHENSIVE INCOME (RESTATED)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2006 and June 30, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$369,287
Change for 2007	263,422

Balance at June 30, 2007	$632,709

Note N - RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company has an unsecured, due on demand, non interest-bearing loan from Xuemei Fang, an officer and director, in the amount of $174,600.

Note O- SEGMENT REPORTING

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

The Company disposed off the supplier of 3G telecommucations equipment, Galaxy, during the six month period ended June 30, 2007 and has determined that the battery components manufacturer is the only reportable segment. The operations of Galaxy have been presented separately, as discontinued operations, in the accompanying financial statements. The loss of discounting operations during the periods ended June 30, 2007 was $37,578 and the loss on disposal of Galaxy was $35,635.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company’s reportable segments:

	Battery
	Component	US shell	Total

Revenues	$2,007,811	$-	$2,007,811

Income (loss) before taxes of continuing operations	(368,934.00)	(1,786,775.00)	(2,155,709)

Total identifiable assets	5,813,754	3,115,131	8,928,885

Capital expenditures	59,721	-	59,721

Depreciation and amortization	105,535	166,458	271,993

Interest expense	9,355	-	9,355

Interest income	$1,670	$-	$1,670

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

 Note P- CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note Q - RESTATEMENTS

Subsequent to the issuance of the Company’s financial statements for the three month period ended March 31, 2007, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company’s financial statements. Specifically, the Company did not allocate purchase price properly for the acquisition of Billion Electronics Co., Ltd. on November 15, 2004 properly.

The Company has restated its financial statements as of December 31, 2004 for these adjustments.

Other than the correction shown below form, the restatement also effected the beginning balance of intangible assets and goodwill of 2007. The beginning balance of intangible assets after restatement was $3,136,622 compared to $0 balance as of December 31, 2006.

The effect of the correction of the error is as follows:

CONSOLIDATED BALANCE SHEETS

	Restated	Reported
	2007	2007

Other Assets
Goodwill	$7,039,593	$8,253,436
Total Other Assets	10,018,287	11,232,130
Total Assets	15,968,478	17,182,321
Stockholders' Equity
Statutory reserve	289,931	273,809
Other comprehensive income	632,709	572,029
Accumulated deficit	(2,966,115)	(1,675,470)
Total Stockholders' Equity	14,906,189	16,120,031
Total Liabilities and Stockholders' Equity	$15,968,478	$17,182,321

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006
	(Reported)	(Restated)	(Reported)	(Restated)
Foreign currency translation	$88,591	$44,207	$179,937	$169,862
Comprehensive Income (Loss)	$479,467	$435,083	$1,224,367	$1,214,292

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2007	June 30, 2007	June 30, 2007	June 30, 2007
	(Reported)	(Restated)	(Reported)	(Restated)
Foreign currency translation	$(24,540)	$83,363	$155,519	$264,424
Comprehensive Income (Loss)	$(1,071,185)	$(963,282)	$(2,073,403)	$(1,965,550)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006
	(Reported)	(Restated)	(Reported)	(Restated)
General and administrative expenses	$333,548	$416,777	$498,321	$664,779
Total operating expenses	342,139	425,368	514,106	680,564
Income (loss) from operations	566,211	482,982	1,368,524	1,202,066
Income (loss) before income taxes	506,207	422,978	1,283,527	1,117,069
Income (loss)	$474,105	$390,876	$1,210,888	$1,044,430

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

	Three Month Periods Ended
	June 30, 2007	June 30, 2006
	(Restated)	(Restated)
Revenue, net	$368,823	$3,027,810

Cost of sales	635,645	2,119,460

Gross profit	(266,822)	908,350

Operating Expenses
Selling expense	7,273	8,591
General and administrative expenses	778,556	416,777
Goodwill impairment	-	-
Total operating expenses	785,829	425,368

Income (loss) from operations	(1,052,651)	482,982

Other (Income) Expense
Interest income	-	(5,482)
Miscellaneous income	-	-
Interest expense	7,319	65,486

Total Other Expense	7,319	60,004

Income (loss) before income taxes	(1,059,970)	422,978

Provision for income taxes	(59,269)	32,102

Income (loss) from continuing operations	(1,000,701)	390,876

Discontinued operations
Loss on disposal of subsidiary	(8,366)	-
Loss from discontinued operations	(37,578)	-

Net Income (loss)	(1,046,645)	390,876

Net sales

Net sales for the three month periods ended June 30, 2007 totaled $368,823 compared to $3,027,810 for the three month periods ended June 30, 2006, a decrease of $2,658,987, or approximately 87.8%. The decrease was due to increased competition and decreased demands from our customers for the three month periods ended June 30, 2007 as compared to the same periods ended June 30, 2006.

Cost of Sales

Cost of sales for the three month periods ended June 30, 2007 totaled $635,645 or 172.3% of net revenue compared to $2,119,460 or approximately 70% of net revenue for the three month periods ended June 30, 2006, a decrease of $1,483,815, approximately 70%. The decrease was due to decreased net revenue for the three month periods ended June 30, 2007. The gross profit rate decreased 102.3% to (72%) from 30% due to the fact that some cost are fixed and is not impacted by the decrease in revenue.

Operating Expense

Selling and general and administrative expenses for the three month periods ended June 30, 2007 totaled $785,829 or approximately 213% of net revenue compared to $425,368 or approximately 14% of net revenue for the three month periods ended June 30, 2006, an increase of $360,461 or approximately 84.7%. The increase in general and administrative expenses was primarily due to the increase in accounting, legal and other professional fees related to SEC comment letters and 2004 re audit during the three month periods ended June 30, 2007.

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

Interest Expense

Interest expense for the three month periods ended June 30, 2007 totaled $7,319 compared to $65,486 for the three month periods ended June 30, 2006, a decrease of $58,167, or approximately 89%. The decrease in interest expense was due to indebtedness related to the potential acquisition of new business during 2006.

Net Income

Net income (loss) for the three month periods ended June 30, 2007 totaled $(1,046,645) compared to $390,876 for the three month periods ended June 30, 2006, a decrease of $1,437,521 or approximately 368%. The decrease in net income was primarily due to reason described above.

RESULTS OF OPERATIONS

The following table presents the statement of operations for the six month periods ended June 30, 2007 as compared to the comparable period of the six month periods ended June 30, 2006. The discussion following the table is based on these results.

	Six Month Periods Ended
	June 30, 2007	June 30, 2006
	(Restated)	(Restated)
Revenue, net	$2,007,811	$6,211,357

Cost of sales	1,796,629	4,328,727

Gross profit	211,182	1,882,630

Operating Expenses
Selling expense	13,366	15,785
General and administrative expenses	1,050,284	664,779
Goodwill impairment	1,295,556	-
Total operating expenses	2,359,206	680,564

Income (loss) from operations	(2,148,024)	1,202,066

Other (Income) Expense
Interest income	(1,670)	(10,597)
Miscellaneous income	-	268
Interest expense	9,355	95,326

Total Other Expense	7,685	84,997

Income (loss) before income taxes	(2,155,709)	1,117,069

Provision for income taxes	-	72,639

Income (loss) from continuing operations	(2,155,709)	1,044,430

Discontinued operations
Loss on disposal of subsidiary	(35,635)	-
Loss from discontinued operations	(37,578)	-

Net Income (loss)	(2,228,922)	1,044,430

Net sales

Net sales for the six month periods ended June 30, 2007 totaled $2,007,811 compared to $6,211,357 for the six month periods ended June 30, 2006, a decrease of $4,203,546, or approximately 67.7%. The decrease was due to increased competition and decreased demands from our customers for the six month periods ended June 30, 2007 as compared to the same periods ended June 30, 2006.

Cost of Sales

Cost of sales for the six month periods ended June 30, 2007 totaled $1,796,629 or 89.5% of net revenue compared to $4,328,727 or approximately 69.7% of net revenue for the six month periods ended June 30, 2006, a decrease of $2,532,098, approximately 58.5%. The decrease was due to decreased net revenue for the six month periods ended June 30, 2007. The gross profit rate decreased 19.8% to 10.5% from 30.3% due to the change of labor cost structure during the six months ended June 30, 2007 as compare to June 30, 2006. In order to retain skilled workers, the company decided to use fixed salary instead of variable salary based on quantity of units produced.

Operating Expense

Selling and general and administrative expenses for the six month periods ended June 30, 2007 totaled $2,359,206 or approximately 117.5% of net revenue compared to $680,564 or approximately 11.0% of net revenue for the six month periods ended June 30, 2006, an increase of $1,678,642 or approximately 246.7%. The increase in general and administrative expenses was primarily due to the increase in accounting, legal and other professional fees related to SEC comment letters and 2004 re audit and impairment of $1,295,556 for intangibles during the six month periods ended June 30, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $815,571 at June 30, 2007 and current assets totaled $4,887,539 at June 30, 2007. The Company’s total current liabilities were $1,062,290 at June 30, 2007. Working capital at June 30, 2007 was $3,825,249. During the six month periods ended June 30, 2007, net cash provided by operating activities was $1,953,537.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA DIGITAL COMMUNICATION GROUP

Date: October 24, 2007	By:	/s/ Zhongnan Xu
Zhongnan Xu Chief Executive Officer