Form 10QSB
period 2007-09-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2007-11-13
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2007

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2007 is 54,460,626 shares of common stock.

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
(UNAUDITED)

SEPTEMBER 30, 2007

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	F-3

Unaudited Condensed Consolidated Statements of Operations	F-4

Unaudited Condensed Consolidated Statements of Cash Flow	F-5

Notes to unaudited Condensed Consolidated Financial Statements	F-6—F-16

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$4,421,552
Accounts receivable, net	267,141
Inventory	204,285
Prepaid expenses	1,757
Total Current Assets	4,894,735

Property & equipment, net	1,018,877

Other Assets
Other assets	84,950
Intangible assets, net	2,890,434
Goodwill	7,039,593
Total Other Assets	10,014,977

Total Assets	$15,928,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$460,195
Loan payable	266,800
Loan payable to related party	174,600
Total Current Liabilities	901,595

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626, issued and outstanding	54,461
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	16,887,626
Statutory reserve	105,849
Other comprehensive income	696,965
Accumulated deficit	(2,725,483)
Total Stockholders' Equity	15,026,994

Total Liabilities and Stockholders' Equity	$15,928,589

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenue, net	$336,539	$4,031,597	$2,344,350	$10,242,953

Cost of sales	491,780	2,364,632	2,288,409	6,693,359
Gross profit (loss)	(155,241)	1,666,965	55,941	3,549,594

Operating Expenses
Selling expense	5,180	36,813	18,546	52,598
General and administrative expenses	452,297	328,836	979,997	993,613
Goodwill impairment	-	-	1,295,556	-
Total operating expenses	457,477	365,649	2,294,099	1,046,211

Income (loss) from operations	(612,718)	1,301,316	(2,238,158)	2,503,383

Other (Income) Expense
Interest expense (income)	(16,284)	61,124	(8,599)	145,853
Bad debt recovery	(522,584)	5,882	(131,062)	5,882
Miscellaneous income	(1,489)	(630)	(1,489)	(362)

Total Other (Income) Expense	(540,357)	66,376	(141,150)	151,373

Income (loss) before income taxes	(72,361)	1,234,940	(2,097,008)	2,352,010

Provision for income taxes	-	210	-	72,849

Income (loss) from continuing operations	(72,361)	1,234,730	(2,097,008)	2,279,161

Discontinued operations
Loss on disposal of subsidiary	-	-	(35,635)	-
Loss from discontinued operations	-	-	(37,578)	-

Net Income (loss)	(72,361)	1,234,730	(2,170,221)	2,279,161

Other comprehensive income
Foreign currency translation	64,256	15,282	327,678	247,074

Comprehensive Income (Loss)	$(8,104)	$1,250,012	$(1,842,543)	$2,526,235

Net income (loss) per share from continuing operations
Basic	$(0.00)	$0.02	$(0.04)	$0.04
Diluted	$(0.00)	$0.02	$(0.04)	$0.04

Net income (loss) per share from discontinued operations
Basic	$0.00	$0.00	$(0.00)	$0.00
Diluted	$0.00	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding:
Basic	54,460,626	54,460,626	54,460,626	54,460,626
Diluted	54,470,795	54,470,795	54,460,626	54,470,795

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,170,221)	$2,279,161
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	154,913	139,505
Amortization of intangible assets	262,832	249,686
Goodwill impairment	1,295,556	-
Loss on disposal of subsidiary	35,635	-
(Increase) / decrease in current assets:
Accounts receivables	1,379,374	(472,045)
Inventory	89,066	87,451
Other receivables	11,945	268,398
Prepaid expense	14,694	131,285
Deposits	(5,430)	(505,052)
Decrease in current liabilities:
Accounts payable and accrued expenses	(548,490)	(794,989)
Income tax payable	(74,839)	(54,950)
Deferred revenue	-	(79,723)

Total Adjustments	2,615,256	(1,030,434)

Net cash provided by operating activities from continuing operations	445,035	1,248,727
Net cash provided by operating activities from disposed operations	2,127,965	-
Net cash provided by operating activities	2,573,000	1,248,727

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for business acquisition	-	(3,000,000)
Cash acquired in acquisition	-	708,002
Proceed from sale of subsidiary	3,000,000	-
Acquisition of property & equipment	(60,150)	(22,651)

Net cash provided by (used in) investing activities from continuing operations	2,939,850	(2,314,649)
Net cash used in investing activities of entity disposed	(2,621,762)	-
Net cash provided by (used in) investing activities	318,089	(2,314,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	-	(3,000,000)
Loan from related party	388,745	-
Proceed from loan payable	-	3,000,000

Net cash provided by financing activities from continuing operations	388,745	-

Effect of exchange rate changes on cash and cash equivalents	66,883	165,230

Net increase (decrease) in cash and cash equivalents	3,346,716	(900,692)

Cash and cash equivalents, beginning balance	1,074,835	2,061,213

Cash and cash equivalents, ending balance	$4,421,552	$1,160,521

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$56,902

Interest payments	$-	$37,754

Non cash transactions:

Issuance of shares in advance for purchase of business	$-	$7,576

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

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by China Digital, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Translation Adjustment

As of September 30, 2007, the accounts of E’Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $17,358 as of September 30, 2007.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventory
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2007, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory
Raw Material	$154,683
Work-in-process	-
Finished goods	49,602

$204,285

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of September 30, 2007 Property, Plant & Equipment consist of the following:

Machinery	$853,336
Leasehold improvement	33,903
Automobile	33,198
Office equipment	14,424
Building	536,907
1,471,768
Accumulated depreciation	(452,891)
$1,018,877

Depreciation expenses were $154,913 and $139,505 for the nine month periods ended September 30, 2007, and 2006. Depreciation expenses were $53,728 and $47,488 for the three month periods ended September 30, 2007, and 2006.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007 there were no significant impairments of its long-lived assets.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note C - GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2007, the Goodwill comprised of the following:

Acquisition of Billion	$7,039,593

The Company disposed off Galaxy View on April 24, 2007 and recorded an impairment of goodwill of $1,295,556 on the Galaxy acquisition based on the recoverable value of the entity.

Intangible assets

As of September 30, 2007 intangible assets consist of the following:

Customer relationship	$2,691,445
Design	366,850
Proprietary technology	270,850
Land rights	536,907
Intangible assets	3,866,052

Accumulated amortization	(975,618)

$2,890,434

The intangible assets are amortized over 10 years except Land rights which are amortized over 30 years.

Amortization expenses were $262,832 and $249,686 for the nine month periods ended September 30, 2007 and 2006

Amortization expenses for the Company’s intangible assets over the next five fiscal years ending September 30, is estimated to be:

2008	$350,443
2009	350,443
2010	350,443
2011	350,443
2012	350,443
After	1,138,219
Total	$2,890,434

Note D - DISPOSED ENTITY

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Galaxy View with Liu Changqing and Wang Feng (collectively, the Purchasers”) for the sale of our wholly-owned subsidiary Galaxy View (the “Agreement”). Changqing purchased a 60% interest and Feng will purchase a 40% interest in Galaxy View. In exchange for all of the outstanding shares of Galaxy View, the Purchasers agreed to pay $3,000,000 USD as consideration for the acquisition. We entered into promissory notes with the Purchasers for payment of their share of the $3,000,000 which is due within 90 days of April 24, 2007. If payment is not made within 90 days, the promissory notes will accrue interest at 18% per annum from the closing date. As of September 30, 2007, the amount has been paid in full.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is the detail information for loss on disposal of Galaxy:

Disposal consideration	$(3,000,000)

Net assets of Galaxy at disposal	3,008,463

Goodwill	27,172

Loss on disposal of Galaxy	$(35,635)

Loss from discontinued operations	$(37,578)

Note E - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of September 30, 2007, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$460,195

Total	$460,195

Note F - LOANS PAYABLE

As of September 30, 2007, the Company has an unsecured, due on demand, non interest-bearing loan payable in the amount of $266,800 to a third party.

Note G - INCOME TAXES

The Company through its subsidiaries, E’Jenie and Sono, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of September 30, 2007.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a reconciliation of income tax expense:

9/30/2007	Income tax expenses
Current	$0
Deferred	-
Total	$0

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
9/30/2007

US statutory tax rate	34%
Foreign income not recognized in US	-34%
PRC income tax	15%
Valuation allowance	-15%

Note H- COMMITTMENTS

Operating Leases
The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of approximately $10,442 and $77,290 for the nine month periods ended September 30, 2007 and 2006, respectively.

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

The Company did not grant any options during the nine month period ended September 30, 2007.

Options outstanding at September 30, 2007 and related weighted average price and intrinsic value is as follows:

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$0.530	100,000	0.6	$0.530	100,000	$0.530	-
$0.702	150,000	0.5	$0.702	150,000	$0.702	-

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The Company did not transfer any amount to statutory reserve for the nine month periods ended September 30, 2007 as the Company did not earn any profit during the nine month period eneded September 30, 2007.

Note L - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $0 for the nine month period ended September 30, 2007 as the Company did not earn any profit during the nine month period ended September 30, 2007.

Note M - OTHER COMPREHENSIVE INCOME (RESTATED)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2006 and September 30, 2007 are as follows:

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$369,287
Change for 2007	303,350

Balance at September 30, 2007	$696,965

Note N - RELATED PARTY TRANSACTIONS

As of September 30, 2007, the Company has an unsecured, due on demand, non interest-bearing loan from Xuemei Fang, an officer and director, in the amount of $174,600.

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

The Company disposed off the supplier of 3G telecommucations equipment, Galaxy, during the six month periods ended June 30, 2007 and has determined that the battery components manufacturer is the only reportable segment. The operations of Galaxy have been presented separately, as discontinued operations, in the accompanying financial statements. The loss of discounting operations during the periods ended June 30, 2007 was $37,578 and the loss on disposal of Galaxy was $35,635.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies.

The following table presents a summary of operating information and certain balance sheet information for the nine month periods ended September 30:

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	2007	2006
Revenues
Battery component	$2,344,350	$8,427,040
Hi-Tech telecommunication (disposed)	$-	1,815,913
US shell	-	-
Consolidated	$2,344,350	$10,242,953

Income (loss) before taxes from continuing operations:
Battery component	$(80,942)	$2,268,947
Hi-Tech telecommunication (disposed)	-	955,065
US shell	(2,016,066)	(872,002)
Consolidated	$(2,097,008)	$2,352,010

Identifiable assets:
Battery component	$3,260,918	$4,002,326
Hi-Tech telecommunication (disposed)	-	4,050,969
US shell	12,667,671	23,340
Consolidated	$15,928,589	$8,076,635

Depreciation and amortization:
Battery component	$168,058	$136,125
Hi-Tech telecommunication (disposed)	-	3,380
US shell	249,687	-
Consolidated	$417,745	$139,505

Capital expenditures:
Battery component	$60,150	$22,586
Hi-Tech telecommunication (disposed)	-	-
US shell	-	-
Consolidated	$60,150	$22,586

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

Note Q- GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $2,725,483 since its inception, and the Company's current operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following table presents the statement of operations for the three months ended September 30, 2007 as compared to the comparable period of the three months ended September 30, 2006. The discussion following the table is based on these results.

	Three Month Periods Ended
	September 30, 2007	September 30, 2006

Revenue, net	$336,539	$4,031,597

Cost of sales	491,780	2,364,632

Gross profit	(155,241)	1,666,965

Operating Expenses
Selling expense	5,180	36,813
General and administrative expenses	452,297	328,836
Total operating expenses	457,477	365,649

Income (loss) from operations	(612,718)	1,301,316

Other (Income) Expense
Interest expense (income)	(16,284)	61,124
Bad debt recovery	(522,584)	5,882
Miscellaneous income	(1,489)	(630)
Total Other Expense	(540,357)	66,376

Income (loss) before income taxes	(72,361)	1,234,940

Provision for income taxes		210

Income (loss) from continuing operations	(72,361)	1,234,730

Net Income (loss)	$(72,361)	$1,234,730

Net sales

Net sales for the three month periods ended September 30, 2007 totaled $336,539 compared to $4,031,597 for the three month periods ended September 30, 2006, a decrease of $3,695,058, or approximately 91.7%. The decrease was due to increased competition and decreased demands from our customers for the three month periods ended September 30, 2007 as compared to the same periods ended September 30, 2006 and also because the 2007 numbers does not include the numbers from Sono, which was sold in April 2007.

Cost of Sales

Cost of sales for the three month periods ended September 30, 2007 totaled $491,780 or 146.1% of net revenue compared to $2,364,632 or approximately 58.7% of net revenue for the three month periods ended September 30, 2006, a decrease of $1,872,852, approximately 79.2%. The decrease was due to decreased net revenue for the three month periods ended September 30, 2007. The percentage cost of sales increased due to the fact that some cost are fixed and is not impacted by the decrease in revenue and also because the 2007 numbers does not include the numbers from Sono, which was sold in April 2007

Operating Expense

Selling and general and administrative expenses for the three month periods ended September 30, 2007 totaled $457,477 or approximately 135.9% of net revenue compared to $365,649 or approximately 9.1% of net revenue for the three month periods ended September 30, 2006, an increase of $91,828 or approximately 25.1%. The increase was primarily due to increased legal and accounting fees related to the restatement of prior year’s financials.

Income (Loss) from Operations

Income (loss) from operations for the three month periods ended September 30, 2007 totaled $(612,718) or approximately 182.1% of net revenue compared to $1,301,316 or approximately 32.3% of net revenue for the three month periods ended September 30, 2006, a decrease of $1,914,034 or approximately 147.1%. The decrease in income from operations was primarily due to decrease in sales during the three month periods ended September 30, 2007.

Interest Expense (Income)

Interest expense (income) for the three month periods ended September 30, 2007 totaled $(16,284) compared to $61,124 for the three month periods ended September 30, 2006, a decrease in interest expense (income) of $77,408 or approximately 127%. The decrease in interest expense was due to indebtedness related to the potential acquisition of new business during 2006.

Bad Debt Expenses (Recovery)

Bad debt expenses (recovery) the three month periods ended September 30, 2007 totaled $(522,584) compared to $5,882 for the three month periods ended September 30, 2006. The increase in bad debt expenses (recovery) was due to significant efforts made by management and the Company to collect those receivable previously reserved as bad debt.

Net Income

Net income (loss) for the three month periods ended September 30, 2007 totaled $(72,361) compared to $1,234,730 for the three month periods ended September 30, 2006, a decrease of $1,307,091 or approximately 105.9%. The decrease in net income was primarily due to reason described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following table presents the statement of operations for the nine month periods ended September 30, 2007 as compared to the comparable period of the nine month periods ended September 30, 2006. The discussion following the table is based on these results.

	Nine Month Periods Ended
	September 30, 2007	September 30, 2006

Revenue, net	$2,344,350	$10,242,953

Cost of sales	2,288,409	6,693,359

Gross profit	55,941	3,549,594

Operating Expenses
Selling expense	18,546	52,598
General and administrative expenses	979,997	993,613
Goodwill impairment	1,295,556	-
Total operating expenses	2,294,099	1,046,211

Income (loss) from operations	(2,238,158)	2,503,383

Other (Income) Expense
Interest expense (income)	(8,599)	145,853
Bad debt recovery	(131,062)	5,882
Miscellaneous income	(1,489)	(362)
Total Other Expense	(141,150)	151,373

Income (loss) before income taxes	(2,097,008)	2,352,010

Provision for income taxes	-	72,849

Income (loss) from continuing operations	(2,097,008)	2,279,161

Discontinued operations
Loss on disposal of subsidiary	(35,635)	-
Loss from discontinued operations	(37,578)	-

Net Income (loss)	$(2,170,221)	$2,279,161

Net sales

Net sales for the nine month periods ended September 30, 2007 totaled $2,344,350 compared to $10,242,953 for the nine month periods ended September 30, 2006, a decrease of $7,898,603, or approximately 77.1%. The decrease was due to increased competition and decreased demands from our customers for the nine month periods ended September 30, 2007 as compared to the same periods ended September 30, 2006 and also because the 2007 numbers does not include the numbers from Sono after it sold in April 2007.

Cost of Sales

Cost of sales for the nine month periods ended September 30, 2007 totaled $2,288,409 or 97.6% of net revenue compared to $6,693,359 or approximately 65.3% of net revenue for the nine month periods ended September 30, 2006, a decrease of $4,404,950, approximately 65.8%. The decrease was due to decreased net revenue for the nine month periods ended September 30, 2007. The percentage cost of sales increased 32.2% due to the change of labor cost structure during the six months ended June 30, 2007 as compare to June 30, 2006. In order to retain skilled workers, the company decided to use fixed salary instead of variable salary based on quantity of units produced.

Operating Expense

Selling and general and administrative expenses for the nine month periods ended September 30, 2007 totaled $2,294,099 or approximately 97.9% of net revenue compared to $1,046,211 or approximately 10.2% of net revenue for the nine month periods ended September 30, 2006, an increase of $1,247,888 or approximately 119.3%. The increase in general and administrative expenses was primarily due to the recognition of a Goodwill impairment loss of $1,295,556 due to the sale of Galaxy and Sono.

Income (Loss) from Operations

Income (loss) from operations for the nine month periods ended September 30, 2007 totaled $(2,238,158) or approximately 95.5% of net revenue compared to $2,503,383 or approximately 244.4% of net revenue for the nine month periods ended September 30, 2006, a decrease of $4,741,541 or approximately 189.4%. The decrease in income from operations was primarily due to decrease in sales and impairment loss recognized during the nine month periods ended September 30, 2007.

Interest Expense (Income)

Interest expense (income) for the nine month periods ended September 30, 2007 totaled $(8,599) compared to $145,853 for the nine month periods ended September 30, 2006, a decrease of $154,452, or approximately 106%. The decrease in interest expense was due to indebtedness related to the potential acquisition of new business during 2006.

Bad Debt Expenses(Recovery)

Bad debt expenses(recovery) the nine month periods ended September 30, 2007 totaled $(131,062) compared to $5,882 for the nine month periods ended September 30, 2006. The increase in bad debt expenses(recovery) was due to significant efforts made by management and the Company to collect those receivable previously reserved as bad debt.

Net Income

Net income (loss) for the nine month periods ended September 30, 2007 totaled $(2,170,221) compared to $2,279,161 for the nine month periods ended September 30, 2006, a decrease of $4,449,382 or approximately 195.2%. The decrease in net income was primarily due to reason described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $4,421,552 at September 30, 2007 and current assets totaled $4,894,735 at September 30, 2007. The Company's total current liabilities were $901,595 at September 30, 2007. Working capital at September 30, 2007 was $3,993,140. During the nine month periods ended September 30, 2007, net cash provided by operating activities was $2,573,000.

Net cash provided by (used in) investing activities totaled $318,089 for the nine month periods ended September 30, 2007, compared with $(2,314,649) for the same periods ended September 30, 2006. The net cash change was $3,346,717 and $(900,692) for the nine month periods ended September 30, 2007 and 2006, respectively.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA DIGITAL COMMUNICATION GROUP

Date: November 13, 2007	By:	/s/ Zhongnan Xu
Zhongnan Xu Chief Executive Officer