Form 10KSB
period 2007-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-03-27
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State issuer’s revenues for its most recent fiscal year. $2,696,267

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of December 31, 2007:$4,573,818.21.

Number of shares of the registrant’s Common Stock outstanding as of December 31, 2007: 54,460,626.

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

During the first quarter of 2007, Sono lost two of their largest customers and users of their products, the fact that the telecom industry in China was a monopoly; there was no longer a market for our products.

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Galaxy View with Liu Changqing and Wang Feng (collectively, the Purchasers”) for the sale of our wholly-owned subsidiary Galaxy View (the “Agreement”). Changqing purchased a 60% interest and Feng will purchase a 40% interest in Galaxy View. In exchange for all of the outstanding shares of Galaxy View, the Purchasers agreed to pay $3,000,000 USD as consideration for the acquisition. We entered into promissory notes with the Purchasers for payment of their share of the $3,000,000 which is due within 90 days of April 24, 2007. If payment is not made within 90 days, the promissory notes will accrue interest at 18% per annum from the closing date. As of December 31, 2007, the amount has been paid in full.

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

Vendors names	Percentage of Total purchased amount in 2007
Shenzhen Yibao Tech. Co., Ltd	27.41%
Shenzhen Huayi Aluminum Co.	27.34%
Nanhai xincheng Stainless Steel Factory	8.07%
Foshan Hongzhou Stainless Steel Product. Co.	6.95%
Rongjiang Stainless Steel Raw Material Co.	5.82%
Foshan Chan City Yongguan Stainless Steel factory	5.22%
Yixing Foresight metal Factory	4.99%
Total	100.00%

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

MAJOR CUSTOMERS

Customer Name	Percentage of Total Revenue for 2006
Shenzhen Bak Battery Co., Ltd.	28.50%

Shenzhen Yin Si Qi Electronic Co., Ltd.	11.40%

Shenzhen Gao Yi Electronic Technology Co., Ltd..	8.90%

Guizhou Aero Electric Source Tech. Co., Ltd.	5.90%

Shenzhen Huanyuda Battery Electronic Tech. Co., Ltd	5.60%

Customer Name	Percentage of Total Revenue for 2007
Shenzhen Bak Battery Co., Ltd.	22.824%
Shenzhen Yin Si Qi Electronic Co., Ltd.	14.027%
Shenzhen Huanyuda battery Electronic Tech. Co;, Ltd	11.467%
Shenzhen Di Kai Te Battery Electronic Tech. Co., Ltd	6.769%
Shenzhen Yi Li Energy Co., Ltd.	5.956%
Total	100.000%

Although we do not have formal contracts with our customers, we have established long-term relationships. Our customers place orders on a monthly basis and sales are processed with purchase orders. The loss of Shenzhen Bak as a customer would have an adverse effect on our revenues as sales to Shenzhen Bak represented approximately 22.824% of total sales for 2007. We believe that our relationship with Shenzhen Bak is good and do not anticipate a change in their current volume of business.

Sales and Marketing

We focus our sales and marketing initiatives on establishing China Digital as the leading manufacturer of caps and shells for lithium ion batteries. We promote our brand in order to build revenues, gain worldwide market share and promote consumer awareness and acceptance. Our in-house sales and marketing team contact local battery manufacturers to solicit interest in our products. If the manufacturer expresses an interest in our product offering, we ship them samples and if our products suit their needs orders are placed and filled. As of December 31, 2007, we had nine sales and marketing personnel who all were located in China.

Intellectual Property

We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets. We have filed and obtained a number of patents in China. As of December 31, 2007 we have been issued three patents by the China National Intelligent Assets Bureau. The expiration of these patents range from May 8, 2005 to May 8, 2015.

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

Employees

As of December 31, 2007, we had 4 employees, 1 of which are executive officers and 1 administrative personnel. E'Jenie had nine divisions with 244 employees in total, 4 of which are supervisors and 237 of which are on the production lines. We consider our relationships with our employees to be good. Chinese labor laws require us to provide to all of our employees certain benefits and insurance.

Item 2.	Description of Property.

Our manufacturing headquarters and office is located at A-3 Xinglian Industrial Zone, He Hua Ling Pingxin Road, Xin Nan, Ping Hua Town, Longgang, Shenzhen, China 51811. This facility is 6,708 square meters of which 15% or 1,000 square meters is used for offices, 4,500 square meters are used for the manufacturing line and storage and the remaining 1,208 square meters are used for employee dormitories. We recently closed our U.S. office located at 225 S. Lake Ave., Suite 300, Pasadena 91101.

We believe the facilities we occupy are adequate for the purposes for which they are currently used and are well maintained.

Item 3.	Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is currently quoted on the OTCBB under the symbol “CHID”. There is a limited trading market for our Common Stock.

Holders

As of December 31, 2007 in accordance with our transfer agent records, we had 115 record holders of our Common Stock, holding 54,460,626 shares.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in our quarterly reports on Form 10-QSB and current reports on Form 8-K, we did not sell or issue any shares of stock.

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	0		0	0

Equity Compensation Plans Not Approved by Security Holders	0	(1)		0

Total	0	(1)		0

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

The following table presents the statement of operations for the year ended December 31, 2007 as compared to the comparable period of the year ended December 31, 2006. The discussion following the table is based on these results.

	Year Ended
	December 31, 2007	December 31, 2006
Revenue, net	$2,696,267	$9,854,954

Cost of sales	2,818,079	6,986,873

Gross profit	(121,812)	2,868,081

Operating Expenses
Selling expense	24,270	28,929
General and administrative expenses	1,132,212	1,315,326
Goodwill impairment	9,012,191	-
Total operating expenses	10,168,673	1,344,255

Income (loss) from operations	(10,290,485)	1,523,826

Other (Income) Expense
Interest income	(25,977)	(19,945)
Miscellaneous (income) expense	(114,499)	(1,789)
Foreign exchange loss	4,466
Interest expense	2,607	173,076

Total Other Expense	(133,403)	151,342

Income (loss) before income taxes	(10,157,082)	1,372,484

Provision for income taxes	-	74,887

Income (loss) from continuing operations	(10,157,082)	1,297,597

Discontinued operations
Loss on disposal of subsidiary	(35,635)	-
Goodwill impairment	(1,295,556)	(3,779,181)
Loss from discontinued operations	(37,578)	1,227,214

Net Income (loss)	$(11,525,851)	$(1,254,370)

Net sales

Total sales were $2,696,267 in 2007 as compared to $9,854,954 in 2006, a decrease of $7,158,687 or approximately 72.6%. The decrease in sales for E’Jenie was due to decrease in demand from our customers as a result of increased competition and also due to the appreciation of our local currency (RMB), cost of raw material and the change in export policy by China Government. All of our customers lost some purchase orders from abroad as result of those reasons and had to find other vendors who could offer products at a lower price, and also lower quality.

Cost of Sales

Cost of sales for the year ended December 31, 2007 totaled $2,818,079 or 104.5% of net revenue compared to $6,986,873 or approximately 70.1% of net revenue for the year ended December 31, 2006, a decrease of $4,168,794 or approximately 60%. The decrease was due to decreased net revenue for the year ended December 31, 2007. The percentage cost of sales increased 34.4% due to the change of labor cost structure during 2007 as compare to 2006. In order to retain skilled workers, the company decided to use fixed salary instead of variable salary based on quantity of units produced.

Operating Expense

Selling and general and administrative expenses for the year ended December 31, 2007 totaled $10,168,673 or approximately 377.1% of net revenue compared to $1,344,255 or approximately 13.6% of net revenue for the year ended December 31, 2006, an increase of $8,824,418 or approximately 656.5%. The increase in general and administrative expenses was primarily due to the additional impairment recognized for Goodwill from E’Jenie of $9,012,151 in 2007.

Income (Loss) from Operations

Income (Loss) from operations for the year ended December 31, 2007 totaled $(10,290,485) or approximately 381.7% of net revenue compared to $1,523,826 or approximately 15.5% of net revenue for the year ended December 31, 2006, a decrease of $11,814,311 or approximately 775.3%. The decrease in income from operations was primarily due to decrease in sales and impairment loss recognized during the year ended December 31, 2007.

Discontinued Operations

Discontinued operations for the year ended December 31, 2007 totaled $(1,368,769) as compared to $(2,551,967) for the year ended December 31, 2006. The Company acquired Galaxy View on June 26, 2006 and during the first quarter of 2007, our two largest customers; China mobile and China Unicom changed their purchase procedures. In the past, purchase orders were made by their local branch offices based on their needs and demand. The change now only allowed their main head office to place purchase orders from their selected vendors. They evaluated all vendors based on their criteria and unfortunately Sono Digital was not selected as one of their vendors. With the loss of the two largest users of our products, the fact that the telecom industry in China was a monopoly, there was no longer a market for our products.

Once the decision was made by our two largest customers, the Company discussed and considered selling Galaxy View.

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Galaxy View with Liu Changqing and Wang Feng (collectively, the Purchasers”) for the sale of our wholly-owned subsidiary Galaxy View (the “Agreement”). Changqing purchased a 60% interest and Feng will purchase a 40% interest in Galaxy View. In exchange for all of the outstanding shares of Galaxy View, the Purchasers agreed to pay $3,000,000 USD as consideration for the acquisition. We entered into promissory notes with the Purchasers for payment of their share of the $3,000,000 which is due within 90 days of April 24, 2007. If payment is not made within 90 days, the promissory notes will accrue interest at 18% per annum from the closing date. As of December 31, 2007, the amount has been paid in full.
Interest Expense (Income)

Interest expense (income) for the year ended December 31, 2007 totaled $(23,370) compared to $153,131 for the year ended December 31, 2006, a decrease of $176,501, or approximately 115.3%. The decrease in interest expense was due to indebtedness related to the potential acquisition of new business during 2006.

Net Income

Net income (loss) for the year ended December 31, 2007 totaled $(11,521,851) compared to $(1,254,370) for the year ended December 31, 2006, a decrease of $10,271,481 or approximately 818.5%. The decrease in net income was primarily due to reason described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $3,794,126 at December 31, 2007 and current assets totaled $4,937,032 at December 31, 2007. The Company's total current liabilities were $1,174,133 at December 31, 2007. Working capital at December 31, 2007 was $3,762,899. During the year ended December 31, 2007, net cash provided by operating activities was $2,149,443.

Net cash provided by (used in) investing activities totaled $807,735 for the year ended December 31, 2007, compared with $(3,832,055) for the same periods ended December 31, 2006.

Net cash provide by (used in) financing activities totaled $0 for the year ended December 31, 2007. The net cash change was $3,224,158 and $(1,491,245) for the year ended December 31, 2007 and 2006, respectively.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

The sale of Galaxy View for $3 million dollar has helped our cash balance and our working capital. The Company's current operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2007.

Name	Age	Position	Date of Appointment
Zhongan Xu	59	Chief Executive Officer and Chairman of the Board of Directors	January 4, 2007

Jiangcheng Wu	47	Chief Financial Officer	January 5, 2007

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

Audit Committee

The Company does not have an Audit committee at this time.

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

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Item 10.	Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Zhongan Xu, (1)	2007	0	0	0	0	0	0	0	0
Chief Executive Officer	2006	0	0	0	0	0	0	0	0

Jiangcheng Wu, (2)	2007	0	0	0	0	0	0	0	0
Chief Financial Officer	2006	0	0	0	0	0	0	0	0

Yu Xi Sun, (3)	2007	0	0	0	0	0	0	0	50,000
Former CEO	2006	50,000	0	0	0	0	0	0	0

Ran Liang, (4)	2007	0	0	0	0	0	0	0	17,500
Former CEO	2006	17,500	0	0	0	0	0	0	0

Sara Shao, (5)	2007	0	0	0	0	0	0	0	15,000
Former CFO	2006	15,000	0	0	0	0	0	0	0

Su Yi Zheng, (6)	2007	0	0	0	0	0	0	0	15,000
Former COO	2006	15,000	0	0	0	0	0	0	0

Yi Bo Sun, (7)	2007	0	0	0	0	0	0	0	0
Former CEO and President	2006	0	0	0	0	0	0	0	0

(1)	Zhongan Xu was appointed as our Chief Executive Officer on January 4, 2007 and was not previously an officer of us.

(2)	Jiangcheng Wu was appointed as our Chief Financial Officer on January 4, 2007 and was not previously an officer of us.

(3)	Yu Xi Sun was appointed as our President on February 23, 2006 and earned a monthly salary of.$5,000 for 10 months in 2006.

(4)	Ran Liang served as our CEO from May 30, 2006 until his resignation on January 4, 2007 as CEO and Director. Mr. Liang earned a monthly salary of $2,500 for 7 months.

(5)	Sara Shao served as our CFO from July 10, 2006 until her resignation on January 5, 2007. Ms. Shao earned a monthly salary of $2,500 for 6 months.

(6)	Su Yi Zheng served as our COO from July 10, 2006 until her resignation on January 5, 2007. Ms. Zheng earned a monthly salary of $2,500 for 6 months.

(7)	Yi Bo Sun served as our CEO and President from 2004 until resigning on February 23, 2006.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

None of our executive officers have employment agreements.

Compensation of Directors

For the fiscal year ended December 31, 2007, we did not compensate our directors for their services.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of December 31, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	Zhongan Xu(1)	—	—

Common Stock	Yu Xi Sun(1)	651,000	1.2%

Common Stock	Jiangcheng Wu(1)	—	—

Common Stock	Mei Jin Bin(1)	—	—

Common Stock	Xu Bao Dong(1)	—	—

Common Stock	All officers and directors as a group (5 in number)	651,000	1.2%

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is Number 2222, Jin Tian Road, An Lian Building 15th Floor A-01 and A-02, Futian Shenzhen, China 51811.

(2) Based on 54,460,626 shares of Common Stock issued and outstanding as of December 31, 2007.

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

Audit Fees

2007

The aggregate fees billed by our auditors, Kabani & Company, Inc., for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2007 were, and for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during fiscal year 2007 were $50,000.

2006

The aggregate fees billed by our auditors, Kabani & Company, Inc., for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2006 were, and for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during fiscal year 2006 were $50,000.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

We currently do not have an audit committee. However, our board of directors has approved the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Zhongan Xu ZHONGAN XU President, Chief Executive Officer, Chief Financial Officer

Date:	March 26, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Zhongan Xu	Chief Executive Officer and Chairman	March 26, 2008
ZHONGAN XU

/s/ Jiangcheng Wu	Chief Financial Officer	March 26, 2008
JIANGCHENG WU

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Digital Communication Group and Subsidiaries, Inc.

We have audited the accompanying consolidated balance sheet of China Digital Communication Group and Subsidiaries, Inc. (a Nevada corporation) as of December 31, 2007, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Communication Group and Subsidiaries, Inc. as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has accumulated deficit of $12,078,964 at December 31, 2007 including a net loss of $11,525,851 and $1,254,370 for the years ended December 31, 2007 and 2006. These factors as discussed in Note R to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note R. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
February 5, 2008

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$3,794,126
Accounts receivable	254,374
Inventory	886,806
Prepaid expenses	1,726
Total Current Assets	4,937,032

Plant, property & equipment, net	1,011,601

Other assets
Other assets	8,530
VAT tax and income tax receivable	183,020
Intangible assets, net	927,617
Total Other Assets	1,119,167

Total assets	$7,067,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$725,333
Loan payable	274,200
Loan payable to related party	174,600
Total Current Liabilities	1,174,133

Stockholders' equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626, issued and outstanding	54,460
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	16,950,348
Statutory reserve	105,849
Other comprehensive income - restated	854,399
Retained earnings	(12,078,964)
Total stockholders' equity	5,893,667

Total liabilities and stockholders' equity	$7,067,800

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenue, net	$2,696,267	$9,854,954

Cost of sales	2,818,079	6,986,873
Gross profit (loss)	(121,812)	2,868,081

Operating expenses
Selling expense	24,270	28,929
General and administrative expenses	1,132,212	1,315,326
Goodwill impairment	9,012,191	-
Total operating expenses	10,168,673	1,344,255

Loss from operations	(10,290,485)	1,523,826

Other (Income) expense
Interest income	(25,977)	(19,945)
Miscellaneous expense	(114,499)	(1,788)
Foreign exchange loss	4,466	-
Interest expense	2,607	173,076
Total other (income) expense	(133,403)	151,343

Loss before income taxes	(10,157,082)	1,372,484

Provision for income taxes	-	74,887

Loss from continuing operations	(10,157,082)	1,297,597

Discontinued operations
Loss on disposal of subsidiary	(35,635)	-
Goodwill impairment	(1,295,556)	(3,779,181)
Loss from discontinued operations	(37,578)	1,227,214
Total loss from disontinued operations	(1,368,769)	(2,551,967)

Net loss	(11,525,851)	(1,254,370)

Other comprehensive income
Foreign currency translation	485,112	307,605

Comprehensive loss	$(11,040,740)	$(946,765)

Net loss per share from continuing operations
Basic & diluted	$(0.19)	$0.02

Net income (loss) per share from discontinued operations
Basic & diluted	$(0.03)	$(0.05)

Net loss per share from net loss
Basic & diluted	$(0.21)	$(0.02)

Weighted average number of shares outstanding:
Basic & diluted	54,460,626	54,460,626

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,525,851)	$1,297,597
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Depreciation	205,008	176,002
Amortization of intangible assets	267,352	332,915
Stock option issued	62,721	-
Goodwill & intangible assets impairment	9,012,191	-
Loss on disposal of subsidiary	35,635	-
Reserve for bad debt	-
(Increase) / decrease in current assets:
Accounts receivables	1,407,430	671,742
Inventory	(560,280)	70,266
Other receivables	14,237	(956)
Prepaid expense	14,841	116,016
Deposits	(5,430)	-
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	13,510	(164,496)
Tax payable	(229,850)	(42,908)
Advance	(2,073)	(80,227)

Total Adjustments	10,235,292	1,078,355

Net cash provided by/(used in) operating activities from continuing operations	(1,290,559)	2,375,951
Net cash provided by/(used in) operating activities from disposal of subsidiary	3,440,002	(180,529)
Net cash provided by operating activities	2,149,443	2,195,422

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for business acquisition	-	(3,000,000)
Proceed from sale of subsiidary	3,000,000	-
Acquisition of property & equipment	(75,371)	(1,035,189)

Net cash provided by/(used in) investing activities from continuing operations	2,924,629	(4,035,189)
Net cash provided by/(used in) investing activities from disposal of subsidiary	(2,116,894)	203,134
Net cash provided by/(used) in investing activities	807,735	(3,832,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	-	(3,251,540)
Proceed from loan payable	-	3,251,540

Net cash provided by financing activities from continuing operations	-	-

Effect of exchange rate changes on cash and cash equivalents	266,980	145,388

Net increase/(decrease) in cash and cash equivalents	3,224,158	(1,491,245)

Cash and cash equivalents, beginning balance	569,968	2,061,213

Cash and cash equivalents, ending balance	$3,794,126	$569,968

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$74,887

Interest payments	$2,607	$75,622

Non cash transactions:

Issuance of shares in advance for purchase of business	$-	$3,787,879

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Retained
	Common Stock		Preferred	Additional Paid	Other Comprehensive	Statutory	Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Stock	in Capital	Income	Reserve	Deficit)	Equity
Balance as of December 31, 2005	54,460,626	54,460	-	13,107,324	61,682	105,849	701,257	14,030,572

Issuance of shares for acquisition of subsidiary	-	-	7,576	3,780,303	-	-	-	3,787,879

Change in foreign currency translation gain	-	-	-	-	307,605	-	-	307,605

Net income for the year ended December 31, 2006	-	-	-	-	-	-	(1,254,370)	(1,254,370)

Balance as of December 31, 2006	54,460,626	$54,460	$7,576	$16,887,627	$369,287	$105,849	$(553,113)	$16,871,686

Change in foreign currency translation gain	-	-	-	-	485,112	-	-	485,112

Issuance of stock option	-	-	-	62,721	-	-	-	62,721

Net income for the year ended December 31, 2007	-	-	-	-	-	-	(11,525,851)	(11,525,851)

Balance as of December 31, 2007	54,460,626	$54,460	$7,576	$16,950,348	$854,399	$105,849	$(12,078,964)	$5,893,667

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On June 28, 2006, the Company finalized an Exchnage Agreement with Galaxy View International Ltd., the Company and the shareholders of Galaxy View (the “Shareholders”). Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at approximately $6,787,879. Under the terms of the Agreement, the Company will pay to the Shareholders $3,000,000 in cash and deliver 7,575,757 unregistered shares of China Digital preferred stock valued at approximately $3,787,879.

During the second quarter of 2007, the Company decided to dispose Galaxy View. The Company disposed off Galaxy View for $3,000,000 on April 26, 2007 and received the consideration in 2007.

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

Exchange Gain (Loss):

During the year ended December 31, 2007 and 2006, the transactions of E’Jenie were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of December 31, 2007 and 2006, the accounts of E’Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Principles of Consolidation

The consolidated financial statements include the accounts of China Digital Communication Group and its wholly owned subsidiaries Billion, E’Jenie, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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
DECEMBER 31, 2007

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
DECEMBER 31, 2007

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

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2007, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory
Raw Material	$450,578
Work-in-process	28,475
Finished goods	407,753
$886,806

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of December 31, 2007 Property, Plant & Equipment consist of the following:

Machinery	$890,853
Automobile	34,119
Office equipment	16,332
Building	551,798
1,493,102
Accumulated depreciation	(481,501)
$1,011,601

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Depreciation expenses was $205,008 and $176,002 for the years ended December 31, 2007, and 2006.

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

Intangible Assets

The Company applies criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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
DECEMBER 31, 2007

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note C - GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2007, Goodwill comprised of the following:

Goodwill
Balance as of 12/31/03	$-
Acquisition of Billion	8,253,436
Balance as of 12/31/04	8,253,436
Impairment of Billion in 2005	(1,213,843)
Balance as of 12/31/05	7,039,593
Acquisition of Galaxy View in 2006	5,101,909
Impairment of Galaxy View in 2006	(3,779,181)
Balance as of 12/31/06	8,362,321
Impairment of E'Jenie in 2007	(7,039,593)
Impairment of Galaxy View in 2007	(1,295,556)
Loss on sale of Galaxy View	(27,172)
Balance as of 12/31/07	$-

The Company tests for impairment annually or as needed. The Company projected for the decrease in revenue for 2008 in their revised forecast as of December 31, 2007 and recorded their impairment as of December 31, 2007 for future decrease in revenue.

The Company tested goodwill impairment and concluded that there was impairment as to the carrying value of goodwill as of December 31, 2007 and 2006. The Company evaluated value of the subsidiaries based upon market value and expected present value of future cash flows and recorded an impairment of $7,039,593 and $3,779,181 for the years ended of December 31, 2007 and 2006 respectively.

E’Jenie incurred losses and also its revenue reduced significantly during the year ended December 31, 2007. The decrease in sales for E’Jenie was due to decrease in demand from our customers as a result of increased competition and also due to the appreciation of our local currency (RMB), cost of raw material and the change in export policy by China Government. The Company performed goodwill impairment test and concluded that there was impairment as to the carrying value of goodwill of E’Jenie amounting to $7,039,593 as of December 31, 2007.

The Company disposed off Galaxy View on April 24, 2007 and recorded an impairment of goodwill of $1,322,728 on the Galaxy acquisition based on the recoverable value of the entity as of April 2007.

Intangible assets

As of December 31, 2007 intangible assets consist of the following:

Design	$366,850
Customer relationship	2,691,445
Proprietary technology	270,850
Land rights	551,798
Intangible assets	3,880,943
Accumulated amortization	(980,728)
Intangible before impairment, net	2,900,215
Impairment	1,972,598
Intangible, net	$927,617

During the year ended December 31, 2006, E’Jenie purchased the two facilities that they were previously leasing. The cost of the acquisition was approximately $1,103,596. Of that amount $551,798 was recorded as an intangible asset as land rights. Because the laws of the People’s Republic of China does not allow for ownership of land, the Company received a Certificate of Real Estate from the Ministry of Land and Resources for the use of the land.

E’Jenie incurred losses and also its revenue reduced significantly during the year ended December 31, 2007. The decrease in sales for E’Jenie was due to decrease in demand from our customers as a result of increased competition and also due to the appreciation of our local currency (RMB), cost of raw material and the change in export policy by the China Government. The Company performed intangible assets impairment test and concluded that there was impairment as to the carrying value of intangible assets of E’Jenie amounting to $1,972,598 as of December 31, 2007.

The intangible assets are amortized over 10-30 years. Amortization expenses were $267,352 and $332,915 for the years ended December 31, 2007 and 2006 respectively.

Amortization expenses for the Company’s intangible assets over the next five fiscal years is estimated to be:

2008	$75,762
2009	75,762
2010	75,762
2011	75,762
2012,	75,762
After	548,807
Total	$927,617

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
DECEMBER 31, 2007

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

Total cash paid for the acquisition of Billion	$3,000,000
7,575,757 Series A-1 Convertible preferred shares at $0.50 per share	3,787,879
Total Investment Cost	$6,787,879

In accordance with SFAS 141, in particular paragraph 20 to 23, the Company used the quoted market price as of June 28, 2006 to determine the cost of the shares issued for the acquisition of Galaxy View.

During 2006, the Company did not know the potential impact of the changes made in the export policies by China Government. The Company was concerned and wanted to find another company with growth potential and a company that would not be impacted by the change in export policies. Galaxy View was both profitable and would not be impacted by the change in export policies. . Galaxy View increased its revenue from approximately $1.6 million in 2004 to approximately $5.4 million in 2005 and anticipated similar growth in the future. Management believed at the time of acquisition that Galaxy View would not only diversify the Company’s operation but also acquire another line of business with proven growth and profitability.

Based on the tremendous growth potential, the Company had to pay a premium to entice the shareholders of Galaxy View to sell their shares.

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
DECEMBER 31, 2007

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Galaxy View had occurred at January 1, 2006:

December 31, 2006
Sales	$14,857,765
Net income	$274,962
Net income per share - basic	$0.01
Net income per share - diluted	$0.005

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

Note F - VAT TAX AND INCOME TAX RECEIVABLE

As of December 31, 2007, tax payable comprised of the following:

Income tax receivable	$104,481
VAT tax	78,539
Total	$183,020

Note G - ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of December 31, 2007, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$489,449
Accrued payroll	46,149
Welfare payable	189,735
Total	$725,333

Note H - LOAN PAYABLE

As of December 31, 2007, the Company has an unsecured, due on demand, non interest-bearing loan payable in the amount of $274,200 to a third party.

Note I - RELATED PARTY TRANSACTIONS

As of December 31, 2007, the Company has an unsecured, due on demand, non interest-bearing loan from Xuemei Fang, a shareholder, in the amount of $174,600.

Note J - INCOME TAXES

The Company is registered in the State of Navada and has operations in primarily two tax jurisdictions - the PRC, British Virgin Island and the United States. For certain operations in the US and PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2007. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2007 and 2006:

	2007	2006
US Current Income Tax Expense (Benefit)
Federal	$-	$-
State	-	-
	$-	$-

PRC Current Income Expense (Benefit)	$-	$74,887

Total Provision for Income Tax	$-	$74,887

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2007	2006
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - PRC	15%	15%
Exempt from income tax due to net loss	(15%)	0%
Tax expense at actual rate	0%	15%

United States of America

As of December 31, 2007, the Company in the United States had approximately $11,525,851 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2007 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2007 and 2006.

	2007	2006
Net operation loss carry forward	$11,305,150	$1,189,002
Total deferred tax assets	1,189,051	521,974
Less: valuation allowance	(1,189,051)	(521,974)
Net deferred tax assets	$-	$-

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 15%.

As of December 31, 2007 and 2006, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for the PRC subsidiary at December 31, 2007 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of December 31, 2007 and 2006.

	2007	2006
Net operation loss carry forward	$225,600	$-
Total deferred tax assets	33,840	-
Less: valuation allowance	(33,840)	-
Net deferred tax assets	$-	$-

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2007 and 2006:

	2007	2006
Aggregate:
Total deferred tax assets	$1,222,891	$521,974
Less: valuation allowance	(1,222,891)	(521,974)
Net deferred tax assets	$-	$-

Income tax payable was approximately $0 and $74,887 for the years ended December 31, 2007 and 2006, respectively.

Note K- COMMITTMENTS

Operating Leases
The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of approximately $15,768 for the year ended December 31, 2007. As of December 31, 2007, all operating leases had expired.

Note L- STOCK OPTIONS

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

The Company adopted SFAS 123(R) on November 1, 2005 using the modified prospective method. Prior to the adoption of SFAS 123(R) the Company did not have any stock options. The Company did not record expense for stock based compensation for the year ended December 31, 2006.

Risk-free interest rate	4.00%
Expected life of the options	5 year
Expected volatility	58.0%
Expected dividend yield	0%

On March 20, 2006, the Company issued a non-incentive stock option for 150,000 shares to a consultant with an exercise price of $0.702 that will expire on March 19, 2009. The options vested and became exercisable on May 1, 2006.

Risk-free interest rate	4.77%
Expected life of the options	3 year
Expected volatility	126.76%
Expected dividend yield	0%

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Options outstanding at December 31, 2007 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$0.530	100,000	0.57	$0.530	100,000	$0.530	-
$0.702	150,000	0.41	$0.702	150,000	$0.702	-

Note M- STATUTORY COMMON WELFARE FUND

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The Company did not transfer any amount to statutory reserve for the year ended December, 2007 as the Company did not earn any profits during the year.

Note N - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $0 for year ended December 31, 2007 as the Company did not earn any profits during the year.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note O - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2007 and 2006 are as follows:

Foreign Currency
Translation Adjustment
Balance at December 31, 2006	$369,287
Change for 2007	485,112
Balance at December 31, 2007	$854,399

Note P- SEGMENT REPORTING

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

	Battery Component	Discontinued Operations	Parent	Total
Revenues	$2,696,267	$-	$-	$2,696,267
Loss before taxes of continuing operations	(220,701)	-	(9,936,381)	(10,157,082)
Total identifiable assets	6,357,809	-	709,991	7,067,800
Capital expenditures	75,371	-	-	75,371
Depreciation and amortization	222,673	-	249,687	472,360
Interest expense	2,607	-	-	2,607
Interest income	$21,089	$-	$4,888	$25,977

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
DECEMBER 31, 2007

Also, because all of the Company’s sales are derived from the sales of products outside of the United States, all long-lived assets are located outside the United States.

 Note Q - CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note R - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $12,078,964 as of December 31, 2007 including losses of $11,525,851 and $1,254,370 for the years ended December 31, 2007 and 2006, and the Company's operations do not generate sufficient cash to cover its operating costs. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.