Form 10KSB/A
period 2004-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-04-29
CIK 1144320

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

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were ineffective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of April 2008.

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Zhongan Xu
Zhongan Xu
Chief Executive Officer and Chairman

Date: April 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Title	Date

/s/ Zhongan Xu	Chief Executive Officer and Chairman	April 25, 2008
ZHONGAN XU

/s/ Jiangcheng Wu	Chief Financial Officer	April 25, 2008
JIANGCHENG WU

/s/ Mei Jin Bin	Secretary and Director	April 25, 2008
MEI JIN BIN

/s/ Xu Bao Dong	Director	April 25, 2008
XU BAO DONG

21

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

As discussed in Note O, the financial statements for the years ended December 31, 2004 have been restated.

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
	(Restated)
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
	(Restated)
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
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(Restated)

	Common Stock
						Total
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

Note E- LOAN PAYABLE

At December 31, 2004, the Company had a secured note payable to Xinye bank in China, with annual interest rate at 5.31%, due on July 30, 2005 in the amount of $242,000. The note payable is guaranteed by an unrelated party. The Company paid the unrelated party $9,680 for the guanrenttee. All assets of E’Jenie as of December 31, 2004 was pledged against guarantee agreement.

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

The following table presents the components of the purchase price of $12,524,884 million related to the acquisition of Billion.

Total cash paid for the acquisition of Billion	$1,500,000
4,566,210 shares issued for the acquisition of Billion at $1.70 per share	7,762,557
1,919,016 shares issued as guarantee fees related to Billion at $1.70 per share	3,262,327
Total Investment Cost	$12,524,884

The Company used the quoted market price as of November 15, 2004, which is the earlier of the date of issuance and the closing date of the acquisition, to determine the cost of the shares issued for the acquisition of Billion and for the guarantee fees related to the acquisition of Billion.

Prior to the acquisition of Billion, the Company did not have significant revenue or business. The acquisition of Billion not only helped the Company establish a new business but also allowed the Company to gain access to one of the fastest growing economy in the world, China.

E’Jenie, a leader in the manufacturer of battery shell industry in China, was in an industry where the demand for lithium batteries was projected to increase for several more years from the date of acquisition. E’Jenie was not only profitable in the past but would also generate positive cash flow to the Company for many years. The Company also believed that with the existing technology, E’Jenie could eventually begin to produce both lithium batteries and shells.

The Company had to pay a premium based on the above reasons to entice the shareholders of Billion to sell their shares.

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

The Company hired an outside consultant and in accordance with SFAS 141, the consultants arrived at the valuation for the intangible assets utilizing an income approach, specifically the discounted cash flow method. They have determined that the value of the customer relationship, design and proprietary technology could be attributable to the future revenue the Company can expect to generate as a result of their intangible assets.

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

Note I- INCOME TAXES

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

Note M - RELATED PARTY TRANSACTIONS

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

Note O - RESTATEMENTS

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the purchase price allocation for the acquisition of Billion Electronics Co. Ltd., was not done properly. Also, the acquisition balance sheet for Billion Electronics Co. Ltd., was taken as of September 30, 2004 instead of November 15, 2004. The Company decided to restate the financial statements for the year ended December 31, 2004. The financial statements for the year ended December 31, 2004 have been restated to give effect to the changes to the opening balances.

The effect of the restatements is as follows:

CONSOLIDATED BALANCE SHEET

	Reported	Restated
	2004	2004

Current Assets
Cash and cash equivalents	$437,126	$437,126
Accounts receivable, net	1,964,069	2,013,815
Inventory	225,450	223,859
Advance to suppliers	-	10,285
Other receivables	12,449	7,459
Other receivables - related parties	-	4,990
Total Current Assets	2,639,094	2,697,534

Property & Equipment, net	237,834	237,834

Other Assets
Prepaid expenses	1,071	-
Deposits	8,470	-
Amortizable intangible assets, net	-	3,287,531
Goodwill	1,865,067	8,253,436
Total Other Assets	1,874,608	11,540,967

Total Assets	$4,751,536	$14,476,335

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,414,994	$655,972
Tax payable	-	499,869
Loan payable	244,072	242,000
Loan payable to related party	-	174,600
Deferred revenue	35,724	-
Total Liabilities	1,694,790	1,572,441

	1,694,790	1,572,441

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626 issued and outstanding	54,460	54,460
Additional paid in capital	2,895,614	13,089,824
Statutory reserve	-	11,522
Other comprehensive income	-	-
Accumulated deficit	106,672	(251,912)
Total Stockholders' Equity	3,056,746	12,903,894

Total Liabilities and Stockholders' Equity	$4,751,536	$14,476,335

CONSOLIDATED STATEMENTS OF OPERATIONS

	Reported	Restated
	2004	2004

Net Revenue	$2,338,718	$1,412,276

Cost of revenue	1,294,346	718,785

Gross profit	1,044,372	693,491

Operating Expenses
Selling expenses	55,416	46,793
General and administrative expenses	227,082	261,751
Consulting fees	598,000	598,000
Total operating expenses	880,498	906,544

Loss from operations	163,874	(213,053)

Other (Income) Expense
Interest income	(6)	(6)
Miscellaneous (income) expense	145	5,141
Interest expense	7,384	3,468

Total Other (Income) Expense	7,523	8,603

Income (loss) before income taxes	156,351	(221,656)

Provision for income taxes	44,500	13,555

Net income (loss)	$111,851	$(235,211)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	39,172,889	40,496,438

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reported	Restated
	2004	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$111,851	$(235,211)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	13,500	730
Amortization	-	41,614
Issuance of shares for consultants	598,000	598,000
Gain on disposal of marketable securities	8,791	-
(Increase) / decrease in assets:
Accounts receivables	(626,976)	(623,529)
Inventory	(73,155)	30,910
Other receivables	182,045	18,271
Other receivables - related party	-	(4,990)
Prepaid expense	(1,070)	545
Deposits	(8,470)	-
Increase in current liabilities:
Accounts payable and accrued expenses	148,478	141,407
Deferred revenue	35,724	0
Total Adjustments	276,867	202,958

Net cash provided by (used in) operations	388,718	(32,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	(1,500,000)	(1,500,000)
Cash acquired in acquisition	130,852	296,713
Acquisition of property & equipment	(103,665)	(23,155)
Net cash provided by (used in) investing activities	(1,472,813)	(1,226,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of shares	1,500,000	1,500,000
Proceed from loan from related party	0	174,600
Net cash provided by financing activities	1,500,000	1,674,600

Effect of exchange rate changes on cash and cash equivalents	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	415,905	415,905

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	21,221	21,221

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$437,126	$437,126

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$-
Interest payments	$7,384	$5,354

Non cash transactions:

Issuance of stock for purchase of business	$832,906	$7,762,557
Issuance of stock for guarantee	$0	$3,262,327

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Reported	Restated
	2004	2004
Common Stock	$54,460	$54,460

Additional Paid In Capital
Balance at beginning of year	$15,385	$15,385
Shares issued for cash	1,470,000	1,470,000
Shares issued to consultant	523,516	523,516
Shares issued to consultant	62,524	62,524
Shares issued for acquisition of Billion	223,745	7,757,991
Shares issued for guarantee	600,444	3,260,408
Balance December 31, 2004	$2,895,614	$13,089,824

Statutory Reserve

Balance at beginning of year	$-	$-
Transfer from net income (loss)	-	11,522
Balance December 31, 2004	$-	$11,522

Retained earnings

Balance at beginning of year	$(5,179)	$(5,179)
Transfer to statutory reserve	-	(11,522)
Net income (loss)	111,851	(235,211)

Balance at end of year	$106,672	$(251,912)

Total Stockholder's Equity	$$3,056,747	$$12,903,894

Disclosure for each separate adjustment made to the financial statements and the impact on each line item of the financial statements.

ASSETS
	Original			Restated
	2004		Adjustments	2004
Current Assets
Cash and cash equivalents	$437,126			$437,126
Accounts receivable, net	1,964,069	3	49,746	2,013,815
Inventory	225,450	4	(1,591)	223,859
Advance to suppliers	-	5	10,285	10,285
Other receivables	-	5	7,459	7,459
Other receivables - related parties	12,449	5	(7,459)	4,990

Total Current Assets	2,639,094			2,697,534

Fixed Assets, net	237,834		-	237,834

Total Fixed Assets	237,834			237,834

Other Assets
Prepaid expenses	1,071	5	(1,071)	-
Deposits	8,470	5	(8,470)	-
Amortizable intangible assets, net	-	1	3,287,531	3,287,531
Goodwill	1,865,067	1	6,388,369	8,253,436

Total Other Assets	1,874,608			11,540,967

Total Assets	$4,751,536			$14,476,335

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,414,993	6	(759,021)	$655,972
Tax payable	-	6	499,869	499,869
Loan payable	-	6	242,000	242,000
Loan payable - related party	-	6	174,600	174,600
Deferred revenue	35,724	6	(35,724)	-
Current portion, debt	244,072	6	(244,072)	-

Total Current Liabilities	1,694,789			1,572,441

Stockholders' Equity

Common stock	54,461	1	(1)	54,460
Additional paid in capital	2,895,614	1	10,194,210	13,089,824
Statutory reserve	-	8	11,522	11,522
Retained earnings (deficit)	106,672		(358,584)	(251,912)

Total Stockholders' Equity	3,056,747			12,903,894

Total Liabilities and Stockholders' Equity	$4,751,536			$14,476,335

	Original			Restated
	2004		Adjustments	2004

Sales, net	$2,338,718	2,6	(926,442)	$1,412,276

Cost of sales	1,294,346	2,4	(575,561)	718,785

Gross profit	1,044,372			693,491

Selling expense	55,416	2,5	(8,623)	46,793
General and administrative expenses	227,082	2,3,6,7	34,669	261,751
Consulting fees	598,000		-	598,000

Income (loss) from operations	163,874			(213,053)

Other (Income) Expense
Interest income	(6)			(6)
Other income	-			-
Miscellaneous expense	145	6	4,996	5,141
Interest expense	7,384	2,6	(3,916)	3,468

Total Other (Income) Expense	7,523			8,603

Income (loss) before income taxes	156,351			(221,656)

Provison for income taxes	44,500	6	(30,945)	13,555

Net income (loss)	$111,851			$(235,211)

AJE #	ACCOUNT	DR	CR
1	Goodwill	6,388,369
	Amortizable intangible assets, net	3,329,145
	Common stock	1
	Additional paid in capital		10,194,210
	Retained earnings	476,695

	Adjustment was made related to the restatement for the error in the valuation of the
	common shares and for the failure to appropriately identify intangible assets

2	Sales, net	962,166
	Cost of sales		577,152
	Selling expenses		7,879
	General and administrative expenses	101,404
	Miscellaneous expenses
	Interest expense		1,844
	Retained earnings		476,695
	To correct revenue from the use of incorrect acquisition date

	Accounts receivable, net	49,746
3	Bad debt		49,746
	Reduce original reserve for bad debt

4	Inventory		1,591
	Cost of sales	1,591
	Reduce inventory to actual value during audit

5	Advance to suppliers	10,285
	Other receivables	7,459
	Other receivables - related parties		7,459
	Prepaid expenses		1,071
	Deposits		8,470
	Selling expenses		744

	To reclassify account previously disclosed and correct balance to actual

6	Accounts payable and accrued expenses	759,021
	Tax payable		499,869
	Loan payable		242,000
	Loan payable - related party		174,600
	Deferred revenue	35,724
	Current portion, debt	244,072
	Sales, net		35,724
	General and administrative expense		58,603
	Miscellaneous expenses	4,996
	Interest expense		2,072
	Income tax		30,945
	To reclassify account previously disclosed and correct balance to actual

Note P - SUBSEQUENT EVENTS

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