Form 10KSB/A
period 2005-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-04-30
CIK 1144320

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format Yes ☐ No ☒

i

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

ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements of the Company appear at pages F-1 to F-26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreement with our former accountants on accounting and financial disclosures. Please see our Amended Form 8-K filed on January 18, 2006 regarding our change of accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management of the Company, with the participation of the Company’s principal executive officer and the Company’s principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were ineffective..

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
Name: Zhongnan Xu
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Zhongnan Xu	Chairman and Chief Executive Officer	April 25, 2008
Zhongnan Xu	(Principal Executive Officer)

/s/ Jiangcheng Wu	Chief Financial Officer	April 25, 2008
Jiangcheng Wu	(Principal Financial and Accounting Officer)

/s/ Xu Bao Dong	Secretary	April 25, 2008
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
Certified Public Accountants

Los Angeles, California
March 10, 2006, except for Note C, D, H, J, P, Q and R, which is as of August 19, 2007

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005
(Restated)

ASSETS

Current Assets
Cash and cash equivalents	$2,061,213
Accounts receivable, net	2,219,870
Inventory	343,705
Prepaid expenses	130,501
Other receivables	10,395
Total Current Assets	4,765,684

Property & equipment, net	684,298

Other Assets
Deposits	3,100
Amortizable intangible assets, net	2,954,616
Goodwill	7,039,593
Total Other Assets	9,997,309

Total Assets	$15,447,291

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$856,747
Advances	81,050
Income tax payable	56,322
Loan payable to related party	174,600
Short term note payable	248,000
Total Current Liabilities	1,416,719

Stockholders' Equity

Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626 issued and outstanding	54,460
Additional paid in capital	13,107,324
Statutory reserve	105,849
Other comprehensive income	61,682
Retained earnings	701,257
Total Stockholders' Equity	14,030,572

Total Liabilities and Stockholders' Equity	$15,447,291

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(Restated)

	Common Stock
			Additional Paid	Statutory	Other	Accumulated	Total Stockholders' Equity/
	Shares	Amount	In Capital	Reserve	Comprehensive	Deficit	(Deficit)
Balance December 31, 2003	6,015,400	$6,015	$15,385	$-	$-	$(5,179)	$16,221

Shares issued for cash	30,000,000	30,000	1,470,000	-	-	-	1,500,000

Shares issued to consultant	10,684,000	10,684	523,516	-	-	-	534,200

Shares issued to consultant	1,276,000	1,276	62,524	-	-	-	63,800

Shares issued for acquisition of Billion	4,566,210	4,566	7,757,991	-	-	-	7,762,557

Shares issued for guarantee	1,919,016	1,919	3,260,408	-	-	-	3,262,327

Transfer to statutory reserve	-	-	-	11,522	-	(11,522)	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	(235,211)	(235,211)

Balance December 31, 2004	54,460,626	54,460	13,089,824	11,522	-	(251,912)	12,903,894

Issuance of stock options	-	-	17,500	-	-	-	17,500

Change in foreign currency translation gain	-	-	-	-	61,682	-	61,682

Transfer to statutory reserve	-	-	-	94,327	-	(94,327)	-

Net income for the year ended December 31, 2005	-	-	-	-	-	1,047,496	1,047,496

Balance December 31, 2005	54,460,626	$54,460	$13,107,324	$105,849	$61,682	$701,257	$14,030,572

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

Exchange Gain (Loss):

During the year ended December 31, 2005 and 2004, the transactions of E’Jenie and Sono we denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

The Company while evaluating the business found that it might not be able to attain the projected revenue in future years due to increased competition and also increase in the cost of raw materials. The Company then concluded that there was an impairment as to the carrying value of goodwill as of December 31, 2005. The Company evaluated the value of the subsidiary based upon market value and expected present value of future cash flows and recorded an impairment of $1,213,843.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note D - ACCOUNTS PAYABLE & ACCRUED EXPENSES (RESTATED)

As of December 31, 2005, accounts payable & accrued expenses comprised of the following:

Description
Accounts payable and accrued expenses	$595,208
VAT tax payable	261,539

Total	$856,747

Note E- ADVANCES

As of December 31, 2005, advances comprise of the following:

Description
Advances from employees	$44,530
Advances from customers	36,520

Total	$81,050

Note F- LOAN PAYABLE

At December 31, 2005, the Company had borrowings outstanding in the aggregate amount of $248,000. Payable as follows:

Description
Secured note payable to a bank in	$248,000
China, interest at the rate of 5.58% per annum,
due on July 30, 2006

Total	$248,000

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

On March 4, 2004, certain of the Company’s principal stockholders holding approximately 52.53% of the then total issued and outstanding common stock, approved a written consent to adopt a resolution to amend the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 50,000,000 to 140,000,000 and to establish a lass of preferred stock consisting of 60,000,000 shares, par value $0.001 per share. The amendment was filed on April 28, 2004.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

The effect of the restatements is as follows:

CONSOLIDATED BALANCE SHEET
	Reported	Restated
	2005	2005

Amortizable intangible assets, net	$-	$2,954,616
Goodwill	1,865,067	8,253,436
Total Other Assets	1,868,167	11,211,152
Total Assets	7,318,149	16,661,134

Accounts payable and accrued expenses	903,467	856,747
Income tax payable	100,822	56,322
Total Liabilities	1,507,939	1,416,719

Additional paid in capital	2,913,114	13,107,324
Statutory reserve	94,327	105,849
Other comprehensive income	111,684	61,682
Retained earnings	2,636,624	1,915,100
Total Stockholders' Equity	5,810,210	15,244,415
Total Liabilities and Stockholders' Equity	$7,318,149	$16,661,134

CONSOLIDATED STATEMENTS OF OPERATIONS
	Reported	Restated
	2005	2005
General and administrative expenses	$839,418	$1,202,359
Goodwill impairment		1,213,843
Total operating expenses	1,005,198	2,581,982
Loss from operations	2,765,031	1,188,248
Income (loss) before income taxes	2,736,052	1,159,268
Net income (loss)	2,624,279	1,047,495
Other comprehensive income
Foreign currency translation	71,075	61,682
Comprehensive Income (Loss)	$2,695,354	$1,109,177
Net income (loss) per share:
Basic and diluted	$0.05	$0.02

CONSOLIDATED STATEMENTS OF OPERATIONS
	Reported	Restated
	2004	2004
Sale, net	$2,338,718	1,412,276
Cost of revenue	1,294,346	718,785
Gross profit	1,044,372	693,491
Selling expenses	55,416	46,793
General and administrative expenses	227,082	261,751
Total operating expenses	880,498	906,544
Loss from operations	163,874	(213,053)
Miscellaneous (income) expense	145	5,141
Interest expense	7,384	3,468
Total Other (Income) Expense	7,523	8,603
Income (loss) before income taxes	156,351	(221,656)
Provision for income taxes	44,500	13,555
Net income (loss)	111,851	(235,211)

Net income (loss) per share:
Basic and diluted	0.00	$(0.01)
Basic and diluted	39,172,889	40,496,438

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

ASSETS

	Original			Restated
	2005		Adjustments	2005
Current Assets
Cash and cash equivalents	$2,061,213			$2,061,213
Accounts receivable, net	2,219,870		-	2,219,870
Inventory	343,705		-	343,705
Prepaid expenses	130,501		-	130,501
Other receivables	10,395		-	10,395
Other receivables - related parties	-		-	-

Total Current Assets	4,765,684			4,765,684

Fixed Assets, net	684,298		-	684,298

Total Fixed Assets	684,298			684,298

Other Assets
Prepaid expenses	-		-	-
Deposits	3,100		-	3,100
Amortizable intangible assets, net	-	1,3	2,954,616	2,954,616
Goodwill	1,865,067	1,2	5,174,526	7,039,593

Total Other Assets	1,868,167			9,997,309

Total Assets	$7,318,149			$15,447,291

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$903,467	1	(46,720)	$856,747
Advances	81,050.00			81,050
Tax payable	100,822.00	1	(44,500)	56,322
Loan payable - related party	174,600.00		-	174,600
Current portion, debt	248,000		-	248,000

Total Current Liabilities	1,507,939			1,416,719

Stockholders' Equity

Common stock	54,461.00	1	(1)	54,460.00
Additional paid in capital	2,913,114.00	1	10,194,210	13,107,324.00
Statutory reserve	94,327.00	1	11,522	105,849.00
Other comprehensive income	111,684.00	1	(50,002)	61,682.00
Retained earnings (deficit)	2,636,624	1,2,3	(1,935,367)	701,257.00

Total Stockholders' Equity	5,810,210			14,030,572

Total Liabilities and Stockholders' Equity	$7,318,149			$15,447,291

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

	Original		Restated
	2005	Adjustments	2005

Sales, net	$12,742,088	-	$12,742,088

Cost of sales	8,971,859	-	8,971,859

Gross profit	3,770,229		3,770,229

Selling expense	165,780	-	165,780
General and administrative expenses	839,418	362,941	1,202,359
Impairment loss	-	1,213,843	1,213,843

Income (loss) from operations	2,765,031	1,576,784	1,188,247

Other (Income) Expense
Interest income	(3,877)		(3,877)
Other income	-		-
Miscellaneous expense	-	-	-
Interest expense	32,856	-	32,856

Total Other (Income) Expense	28,979		28,979

Income (loss) before income taxes	2,736,052		1,159,268

Provison for income taxes	111,773	-	111,773

Net income (loss)	$2,624,279		$1,047,495

AJE #	ACCOUNT	DR	CR
1	Goodwill	6,388,369
	Amortizable intangible assets, net	3,329,145
	Common stock	1
	Additional paid in capital		10,194,210
	Accumulated amortization		41,614
	Statutory reserve		11,522
	Accounts payable	46,720
	Income tax payabel	44,500
	Comprehensive income	50,002
	G&A expenses	30,025
	Retained earnings	358,584

	Adjustment was made related to the restatement for the error in the valuation of the
	common shares and for the failure to appropriately identify intangible assets for the
	acquisition of Billion in 2004 and to correct book balance to reflect changes
	made from the use of incorrect acquisiton dates.

2	Impairment	1,213,843
	Goodwill		1,213,843

	Record partial impairment of goodwill as of December 31, 2005

3	Amortization expense	332,915
	Accumulated amortization		332,915

	Record amortization of intangibles as of December 31, 2005

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