Form 10KSB/A
period 2006-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-04-30
CIK 1144320

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

On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International Ltd. (“Galaxy View”, the Company and the shareholders of Galaxy View (the “Shareholders”). Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at approximately $6,787,879. Under the terms of the Agreement, the Company will pay to the Shareholders $3,000,000 million in cash and deliver 7,575,757 unregistered shares of China Digital preferred stock valued at approximately $3,787,879.

The Company performed an impairment test related to goodwill arising from its acquisitions of E’Jenie and Galaxy View and concluded that there was impairment as to the carrying value of goodwill as of December 31, 2006 for Galaxy View. The Company evaluated value of the subsidiary based upon market value and expected present value of future cash flows and recorded an impairment of $3,779,181.

The Company prepares annual forecasts and is reviewed and modified as needed annually. The Company tests for impairment annually after the third quarter or as needed. During the first quarter of 2007, our two largest customers, China mobile and China Unicom changed their purchase procedures. In the past, purchase orders were made by their local branch offices based on their needs and demand. The change now only allowed their main head office to place purchase orders from their selected vendors. They evaluated all vendors based on their criteria and unfortunately Sono Digital was not selected as one of their vendors. With the loss of the two largest users of our products, the fact that the telecom industry in China was a monopoly, there was no longer a market for our products.

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

Total sales from E’Jenie were $9,854,954 in 2006 as compared to $12,742,088 in 2005, a decrease of $2,887,134 or approximately 22.7%. The decrease in sales for E’Jenie was due to decrease in demand from our customers as a result of increased competition but also due to the appreciation of our local currency (RMB), cost of raw material and the change in export policy by China Government. All of our customers lost some purchase orders from abroad as result of those reason and had to find other vendors who could offered products at a lower price, but also lower quality.

In accordance with SFAS 141, paragraph 51b and 58a the primary reasons for the acquisition was to diversify the Company and to acquire another line of business with proven growth and profitability. The acquisition of Galaxy View increased our net sales by $2,360,422 since June 28, 2006.

Cost of Sales

Total cost of sales for the year ended December 31, 2006 was $7,980,579 or approximately 65.3% of net sales compared to $8,971,859 for the year ended December 31, 2005, a decrease of $991,280 or approximately 11%.

Total cost of sales for E’Jenie was $6,986,873 in 2006 as compared to $8,971,859 in 2005, a decrease of $1,984,986 or approximately 22.1%. The decrease was due to decrease in net sales for E’Jenie for the year ended December 31, 2006.

Total cost of sales for Galaxy was $993,706 since the date of acquisition on June 28, 2006 or approximately 42.1% of net sales for Galaxy View.

Operating Expenses

Operating expenses for the year ended December 31, 2006 totaled $5,273,571 or approximately 43.2% of net sales compared to $2,581,982 or approximately 20.3% for the year ended December 31, 2005, an increase of $2,691,589 or approximately 104.2%. The increase in operating expenses was primarily due to the impairment loss of $3,779,181 for the year ended December 31, 2006 and due to the increase in accounting and, legal, and other professional fees related to the SEC comment letters related to our financial statements and additional general and additional expense from Sono of $150,135 that was not included in the December 31, 2005 numbers.

The Company in 2006 recognized impairment loss of $3,779,181 as compared to $1,213,843 in 2005. The impairment loss for 2006 was primarily due to the restructuring of their purchasing procedures for two of our largest customers, China mobile and China Unicom. In late 2006, these customers decided to restructure their purchase procedures to take all of their purchase order from their local branch offices to their main office. The change will have significant impact on our future revenue as new contacts and relationships will have to be made and also because we will be competing with other vendors, who already have established business relationship with the main office.

In 2005, the Company recognized impairment loss of $1,213,843 due to increased competition in pricing and market share, and also due to the decrease in operating profits and cash flows that were originally forecasted; the Company revised the future forecasts. Based on the revised forecasts, a goodwill impairment loss of $1,213,843 was recognized as of December 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

The discussions on the liquidity and capital resource are from the statement of cash flow, which includes the beginning balance for Galaxy View from the date of acquisition, June 28, 2006. The changes in balance on the consolidate balance sheet for 2005 and 2006 will not agree with the changes discussed in this section.

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

The accounts receivable did increase from $2.2 million as of December 31, 2005 to $4 million as of December 31, 2006. The increase was due to the additional accounts receivable balance from Galaxy that was not included in 2005.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective.

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

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Zhongnan Xu
ZHONGNAN XU President, Chief Executive Officer, Chief Financial Officer
Date:	April 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhongnan Xu	Chief Executive Officer and Chairman of the Board of Directors	April 25, 2008
ZHONGNAN XU

/s/ Jiangcheng Wu	Chief Financial Officer	April 25, 2008
JIANGCHENG WU

/s/ Xu Bao Dong	Secretary	April 25, 2008
XU BAO DONG

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Digital Communication Group and Subsidiaries, Inc.

We have audited the accompanying consolidated balance sheet of China Digital Communication Group and Subsidiaries, Inc. (a Nevada corporation) as of December 31, 2006, and the related consolidated statements of operation, stockholders' equity/(deficit), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Restated)

	Common Stock
	Shares	Amount	Preferred Stock	Additional Paid In Capital	Statutory Reserve	Other Comprehensive	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity/(Deficit)
Balance December 31, 2004	54,460,626	$54,460	$-	$13,089,824	$11,522	$-	$(251,912)	$12,903,894

Issuance of stock options	-	-	-	17,500	-		-	17,500

Change in foreign currency translation gain	-	-	-	-		61682	-	61,682

Transfer to statutory reserve	-	-	-	-	94,327	-	(94,327)	-

Net income for the year ended December 31, 2005	-	-	-	-	-	-	1,047,496	1,047,496

Balance December 31, 2005	54,460,626	54,460	-	13,107,324	105,849	61,682	701,257	14,030,572

Acquisition of subsidiary	-	-	7,576	3,780,303	-	-	-	3,787,879

Change in foreign currency translation gain	-	-	-	-	-	307,605	-	307,605

Transfer to statutory reserve	-	-	-	-	184,082	-	(184,082)	-

Net income for the year ended December 31, 2006	-	-	-	-	-	-	(1,254,370)	(1,254,370)

Balance December 31, 2006	54,460,626	$54,460	7,576	$16,887,627	$289,931	$369,287	$(737,196)	$16,871,686

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”),” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment annually after the third quarter or as needed in accordance with SFAS 142.

The Company incurred losses and also the revenue of the Company reduced significantly during the year ended December 31, 2006. The decrease in sales for E’Jenie was due to decrease in demand from our customers as a result of increased competition and also due to the appreciation of our local currency (RMB), cost of raw material and the change in export policy by China Government. For Galaxy, in late 2006, two of our largest customers decided to restructure their purchase procedures to take all of their purchase order from their local branch offices to their main office. The change has a significant impact on our future revenue as new contacts and relationships will have to be made and also because we will be competing with other vendors, who already have established business relationship with the main office.

The above mentioned conditions had the Company perform an impairment test related to goodwill arising from its acquisitions of E’Jenie and Galaxy. The Company concluded that there was impairment as to the carrying value of goodwill as of December 31, 2006 for Galaxy. The Company evaluated value of the subsidiary based upon market value and expected present value of future cash flows and recorded an impairment of $3,779,181.

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

Note C - GOODWILL AND INTANGIBLE ASSETS (RESTATED)

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

As of December 31, 2006, the Goodwill comprised of the following:
Goodwill

Balance as of 12/31/03	$-
Acquisition of Billion	8,253,436

Balance as of 12/31/04	8,253,436
Impairment of Billion in 2005	(1,213,843)

Balance as of 12/31/05	7,039,593
Acquisition of Galaxy View in 2006	5,101,909
Impairment of Galaxy View in 2006	(3,779,181)

Balance as of 12/31/06	$8,362,321

The Company incurred losses and also the revenue of the Company reduced significantly during the year ended December 31, 2006. The decrease in sales for E’Jenie was due to decrease in demand from our customers as a result of increased competition and also due to the appreciation of our local currency (RMB), cost of raw material and the change in export policy by China Government. For Galaxy, in late 2006, two of our largest customers decided to restructure their purchase procedures to take all of their purchase order from their local branch offices to their main office. The change has a significant impact on our future revenue as new contacts and relationships will have to be made and also because we will be competing with other vendors, who already have established business relationship with the main office.

The above mentioned conditions had the Company perform an impairment test related to goodwill arising from its acquisitions of E’Jenie and Galaxy. The Company concluded that there was impairment as to the carrying value of goodwill as of December 31, 2006 for Galaxy. The Company evaluated value of the subsidiary based upon market value and expected present value of future cash flows and recorded an impairment of $3,779,181.

The Company prepares annual forecasts and is reviewed and modified as needed annually. The Company tests for impairment annually after the third quarter or as needed. During the first quarter of 2007, our two largest customers, China mobile and China Unicom changed their purchase procedures. In the past, purchase orders were made by their local branch offices based on their needs and demand. The change now only allowed their main head office to place purchase orders from their selected vendors. They evaluated all vendors based on their criteria and unfortunately Sono Digital was not selected as one of their vendors. With the loss of the two largest users of our products, the fact that the telecom industry in China was a monopoly, there was no longer a market for our products.

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

$3,132,812

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

During the year ended December 31, 2006, E’Jenie purchased the two facilities that they were previously leasing. The cost of the acquisition was approximately $1,031,956. Of that amount $515,978 was recorded as an intangible asset as land rights. Because the laws of the People’s Republic of China does not allow for ownership of land, the Company received a Certificate of Real Estate from the Ministry of Land and Resources for the use of the land.

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

During 2006, E’Jenie did not know the potential impact of the changes made in the export policies by China Government. The Company was concerned and wanted to find another company with growth potential and a company that would not be impacted by the change in export policies. Galaxy View was both profitable and would not be impacted by the change in export policies. Galaxy View increased its revenue from approximately $1.6 million in 2004 to approximately $5.4 million in 2005 and anticipated similar growth in the future. Management believed at the time of acquisition that Galaxy View would not only diversify the Company’s operation but also acquire another line of business with proven growth and profitability.

Based on the growth potential, the Company had to pay a premium to entice the shareholders of Galaxy View to sell their shares.

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

Note F - ACCOUNTS PAYABLE & ACCRUED EXPENSES (RESTATED)

As of December 31, 2006, accounts payable & accrued expenses comprised of the following:

Accounts payable and accrued expenses	$657,684
Accrued interest	127,208
Other payable	0
VAT payable	52,652

Total	$837,544

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

Information about operations by operating segment for the year ended December 31, 2006

December 31, 2006	Battery	Hi-Tech
	Component	Telecommunication	U.S	Total
Revenues	$ 9,854,954	$ 2,360,422	$ -	$12,215,376
Intersegment sales	-	-	-	-
Income (loss) before taxes	2,561,485	1,227,215	(4,968,183)	(1,179,483)
Depreciation and amortization	176,002	6,827	332,915	515,744
Interest expense	45,868	(246)	127,208	172,830
Goodwill impairment	-	-	3,779,181	3,779,181
Interest income	19,945	5,082	-	25,027

The losses on the U.S. shell were mainly due to the $3,779,181 goodwill impairment and $332,915 amortization expense recognized as of December 31, 2006.

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

The effect of the restatements is as follows:

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

CONSOLIDATED BALANCE SHEET
	Reported	Restated
	2006	2006
Amortizable intangible assets, net	$511,111	$3,132,812
Goodwill	3,187,795	8,362,321
Total Other Assets	3,702,006	11,498,233
Total Assets	10,346,021	18,142,249

Accounts payable and accrued expenses	887,042	837,545
Income tax payable	44,500	-
Total Liabilities	1,364,561	1,270,564

Additional paid in capital	6,693,417	16,887,627
Statutory reserve	218,701	289,931
Other comprehensive income	416,510	369,287
Accumulated income/(deficit)	1,590,796	(737,196)
Total Stockholders' Equity	8,981,460	16,871,685
Total Liabilities and Stockholders' Equity	$10,346,021	$18,142,249

CONSOLIDATED STATEMENTS OF OPERATIONS
	Reported	Restated
	2006	2006
General and administrative expenses	$1,140,665	$1,473,580
Total operating expenses	4,940,656	5,273,571
Loss from operations	(705,859)	(1,038,773)
Income (loss) before income taxes	(846,568)	(1,179,483)
Net income (loss)	(921,455)	(1,254,370)
Other comprehensive income
Foreign currency translation	304,826	307,605
Comprehensive Income (Loss)	$(616,629)	$(946,765)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Reported	Restated
	2005	2005
General and administrative expenses	$839,418	$1,202,359
Goodwill impairment		1,213,843
Total operating expenses	1,005,198	2,581,982
Loss from operations	2,765,031	1,188,248
Income (loss) before income taxes	2,736,052	1,159,269
Net income (loss)	2,624,279	1,047,496
Other comprehensive income
Foreign currency translation	71,075	61,682
Comprehensive Income (Loss)	$2,695,354	$1,109,178
Net income (loss) per share:
Basic and diluted	$0.05	$0.02

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Reported	Restated
	2006	2006
Additional Paid In Capital
Balance at beginning of year	$2,913,114	$13,107,324
Balance December 31, 2006	6,693,417	16,887,627
Statutory Reserve
Balance at beginning of year	94,327	105,849
Transfer from net income (loss)	124,374	184,082
Balance December 31, 2006	218,701	289,931
Other Comprehensive Income
Balance at beginning of year	111,684	61,682
Transfer from net income (loss)	304,826	307,605
Balance December 31, 2006	416,510	369,287
Retained earnings
Balance at beginning of year	2,636,624	701,257
Net income (loss)	(921,455)	(1,254,370)
Balance at end of year	1,590,796	476,647
Total Stockholder's Equity	$8,981,460	$18,085,528

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Reported	Restated
	2005	2005
Additional Paid In Capital
Balance at beginning of year	$2,895,614	$13,089,824
Balance December 31, 2005	2,913,114	13,107,324

Statutory Reserve

Balance at beginning of year	-	11,522
Balance December 31, 2005	94,327	105,849

Other Comprehensive Income

Transfer from net income (loss)	111,684	61,682
Balance December 31, 2005	111,684	61,682

Retained earnings

Balance at beginning of year	106,672	(251,912)
Net income (loss)	2,624,279	1,047,496

Balance at end of year	2,636,624	701,257

Total Stockholder's Equity	$5,810,209	$14,030,572

Disclosure for each separate adjustment made to the financial statements and the impact on each line item of the financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

ASSETS

	Original			Restated
	2006		Adjustments	2006
Current Assets
Cash and cash equivalents	$1,074,836			$1,074,836
Accounts receivable, net	4,093,717		-	4,093,717
Inventory	283,724		-	283,724
Prepaid expenses	16,174		-	16,174
Other receivables	54,995		-	54,995
Other receivables - related parties	-		-	-

Total Current Assets	5,523,446			5,523,446

Fixed Assets, net	1,120,570		-	1,120,570

Total Fixed Assets	1,120,570			1,120,570

Other Assets
Prepaid expenses	-		-	-
Deposits	3,100		-	3,100
Amortizable intangible assets, net	511,111	1,3	2,621,701	3,132,812
Goodwill	3,187,795	1,2	5,174,526	8,362,321

Total Other Assets	3,702,006			11,498,233

Total Assets	$10,346,022			$18,142,249

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$887,042	1	(49,497)	$837,545
Deferred revenue	2,019.00			2,019
Tax payable	44,500.00	1	(44,500)	0
Loan payable - related party	174,600.00		-	174,600
Current portion, debt	256,400		-	256,400

Total Current Liabilities	1,364,561			1,270,564

Stockholders' Equity

Common stock	54,461.00	1	(1)	54,460.00
Preferred stock	7,576.00			7,576.00
Additional paid in capital	6,693,417.00	1	10,194,210	16,887,627.00
Statutory reserve	218,701.00	1	71,230	289,931.00
Other comprehensive income	416,510.00	1,3	(47,223)	369,287.00
Retained earnings (deficit)	1,590,796	1,2,3	(2,327,992)	(737,196)

Total Stockholders' Equity	8,981,461			16,871,685

Total Liabilities and Stockholders' Equity	$10,346,022			$18,142,249

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

	Original		Restated
	2006	Adjustments	2006

Sales, net	$12,215,376	-	$12,215,376

Cost of sales	7,980,579	-	7,980,579

Gross profit	4,234,797		4,234,797

Selling expense	20,810	-	20,810
General and administrative expenses	1,140,665	332,915	1,473,580
Impairment loss	3,779,181	-	3,779,181

Income (loss) from operations	(705,859)	332,915	(1,038,774)

Other (Income) Expense
Interest income	(25,027)		(25,027)
Other income	-		-
Miscellaneous expense	(7,094)	-	(7,094)
Interest expense	172,830	-	172,830

Total Other (Income) Expense	140,709		140,709

Income (loss) before income taxes	(846,568)		(1,179,483)

Provison for income taxes	74,887	-	74,887

Net income (loss)	$(921,455)		$(1,254,370)

AJE #	ACCOUNT	DR	CR
1	Goodwill	6,388,369
	Amortizable intangible assets, net	3,329,145
	Common stock	1
	Additional paid in capital		10,194,210
	Accumulated amortization		374,529
	Statutory reserve		11,522
	Accounts payable	49,497
	Income tax payable	44,500
	Comprehensive income	47,223
	Goodwill		1,213,843
	Retained earnings	1,935,367

	Adjustment was made related to the restatement for the error in the valuation of the
	common shares and for the failure to appropriately identify intangible assets for the
	acquisition of Billion in 2004 and to correct book balance to reflect changes
	made from 2004 and 2005

2	Amortization expense	332,915
	Accumulated amortization		332,915

	Record amortization of intangibles as of December 31, 2006

3	Retained earnings	59,708
	Statutory reserve		59,708

	To record current years statutory reserve

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

During the first quarter of 2007, our two largest customers, China mobile and China Unicom changed their purchase procedures. In the past, purchase orders were made by their local branch offices based on their needs and demand. The change now only allowed their main head office to place purchase orders from their selected vendors. They evaluated all vendors based on their criteria and unfortunately Sono Digital was not selected as one of their vendors. With the loss of the two largest users of our products, the fact that the telecom industry in China was a monopoly, there was no longer a market for our products.

Once the decision was made by our two largest customers, the Company discussed and considered selling Galaxy View. The Company did not have any other choice but to dispose the Galaxy View and felt that the amount received was the best offer that the Company could have received.

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