Form 10QSB/A
period 2007-03-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-04-30
CIK 1144320

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

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007 was 54,460,626 shares of common stock.

EXPLANATORY NOTE

This Form 10-QSB/A is being filed to amend the China Digital Communication Group ( the "Company") Annual Report on Form 10-QSB/A for the period ended March 31, 2007 in order to reflect the restatement to correct an error of the Company's Consolidated Financial Statements and amendments to related disclosures as of March 31, 2007. The error relates to the incorrect decision not to do purchase price allocation and assignment of value to intangible assets for the acquisition of Billion Electronics Co., Ltd. on November 14, 2004. Based upon new information and communication with the Securities and Exchange Commission, our independent auditors, have concluded that the Company was required to do purchase price allocation and assign value to intangible asset for the acquisition of Billion Electronics Co., Ltd. on November 15, 2004.

Table of Contents

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2007

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet (Restated)	F -2

Unaudited Condensed Consolidated Statements of Operations (Restated)	F-3

Unaudited Condensed Consolidated Statements of Cash Flow (Restated)	F-4

Notes to unaudited Condensed Consolidated Financial Statements	F-5 - F-21

CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007
(RESTATED)

ASSETS

Current Assets
Cash and cash equivalents	$1,071,275
Accounts receivable, net	1,474,056
Inventory	412,942
Prepaid expenses	1,682
Other receivables	1,052
Total Current Assets	2,961,007

Property & equipment, net	1,038,865

Other Assets
Deposits	8,530
Intangible assets, net	3,050,387
Assets of the entity held for sale	2,972,828
Goodwill	7,066,765
Total Other Assets	13,098,510

Total Assets	$17,098,382

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$748,370
Income tax payable	44,905
Loan payable	259,000
Loan payable to related party	174,600
Deferred revenue	2,039
Total Current Liabilities	1,228,914

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626, issued and outstanding	54,460
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	16,887,627
Statutory reserve	338,100
Other comprehensive income	549,346
Accumulated deficit	(1,967,641)
Total Stockholders' Equity	15,869,468

Total Liabilities and Stockholders' Equity	$17,098,382

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note C - GOODWILL AND INTANGIBLE ASSETS (RESTATED)
As of March 31, 2007, the Goodwill comprised of the following:
Goodwill

Balance as of 12/31/03	$-
Acquisition of Billion	8,253,436

Balance as of 12/31/04	8,253,436
Impairment of Billion in 2005	(1,213,843)

Balance as of 12/31/05	7,039,593
Acquisition of Galaxy View in 2006	5,101,909
Impairment of Galaxy View in 2006	(3,779,181)

Balance as of 12/31/06	8,362,321
Impairment of Galaxy View in 2007	(1,295,556)

Balance as of 3/31/07	$7,066,765

The Company disposed off Galaxy View on April 24, 2007 and recorded an impairment of goodwill of $1,295,556 on the Galaxy acquisition based on the recoverable value of the entity.

The Company performed an impairment test relating to goodwill arising from its acquisitions and concluded that there was an impairment as to the carrying value of goodwill as of December 31, 2006. The Company had projected better revenues from Galaxy View as of the date of acquisition. However, during the year, due to the loss of customers, projected revenue reduced significantly. The Company evaluated value of the subsidiary based upon market value and recorded an impairment of $3,779,181. The Company decided to dispose of Sono Digital; wholly owned subsidiary of Galaxy View, during the three month period ended March 31, 2007 and determined the fair value of the subsidiary to be $3,000,000. The company recorded an impairment of goodwill of $1,295,556 on the Galaxy acquisition based on the recoverable value of the assets held for sale.

Intangible assets

As of March 31, 2007 intangible assets consist of the following:

Customer relationship	$2,691,445
Design	366,850
Proprietary technology	270,850
Land right	521,174
Intangible assets	3,850,319

Accumulated amortization	(799,932)

$3,050,387

The intangible assets are amortized over 10-30 years. Amortization expenses were $87,552 and $83,229 for the three months ended March 31, 2007 and 2006, respectively.

An amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

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

The Company did not grant any options during the six months period ended March 31, 2007.

Options outstanding at March 31, 2007 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.530	100,000	0.72	$0.530	100,000	$0.530	-
$0.702	150,000	0.67	$0.702	150,000	$0.702	-

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

Note P - ENTITY HELD FOR SALE

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ASSETS

	Original			Restated
	3/31/07		Adjustments	3/31/07
Current Assets
Cash and cash equivalents	$1,071,275			$1,071,275
Accounts receivable, net	1,474,056		-	1,474,056
Inventory	412,942		-	412,942
Prepaid expenses	1,682		-	1,682
Other receivables	1,052		-	1,052

Total Current Assets	2,961,007			2,961,007

Fixed Assets, net	1,038,865		-	1,038,865

Total Fixed Assets	1,038,865			1,038,865

Other Assets
Deposits	8,530		-	8,530
Amortizable intangible assets, net	511,915	1,2	2,538,472	3,050,387
Assets of the entity held for sale	2,972,828			2,972,828
Goodwill	1,892,239	1	5,174,526	7,066,765

Total Other Assets	5,385,512			13,098,510

Total Assets	$9,385,384			$17,098,382

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Tax payable	89,405.00	1	(44,500)	44,905
Loan payable - related party	174,600.00		-	174,600
Current portion, debt	259,000		-	259,000

Total Current Liabilities	1,322,912			1,228,914

Stockholders' Equity

Common stock	54,461	1	(1)	54,460
Preferred stock	7,576			7,576
Additional paid in capital	6,693,417	1	10,194,210	16,887,627
Statutory reserve	266,870	1	71,230	338,100
Other comprehensive income	596,569	1	(47,223)	549,346
Retained earnings (deficit)	443,579	1,2	(2,411,220)	(1,967,641)

Total Stockholders' Equity	8,062,472			15,869,468

Total Liabilities and Stockholders' Equity	$9,385,384			$17,098,382

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Original		Restated
	3/31/07	Adjustments	3/31/07

Sales, net	$1,638,988	-	$1,638,988

Cost of sales	1,160,984	-	1,160,984

Gross profit	478,004		478,004

Selling expense	6,093	-	6,093
General and administrative expenses	1,484,055	83,229	1,567,284
Impairment loss	-	-	-

Income (loss) from operations	(1,012,144)	83,229	(1,095,373)

Other (Income) Expense
Interest income	(1,670)		(1,670)
Other income	-		-
Miscellaneous expense	2,036	-	2,036
Interest expense	-	-	-

Total Other (Income) Expense	366		366

Income (loss) before income taxes	(1,012,510)		(1,095,739)

Provison for income taxes	59,269	-	59,269

Net income (loss)	$(1,071,779)		$(1,155,008)

AJE #	ACCOUNT	DR	CR
1	Goodwill	6,388,369
	Amortizable intangible assets, net	3,329,145
	Common stock	1
	Additional paid in capital		10,194,210
	Accumulated amortization		707,444
	Statutory reserve		71,230
	Accounts payable	49,498
	Income tax payable	44,500
	Comprehensive income	47,223
	Goodwill		1,213,843
	Retained earnings	2,327,991

		12,186,727	12,186,727
	Adjustment was made related to the restatement for the error in the valuation of the
	common shares and for the failure to appropriately identify intangible assets for the
	acquisition of Billion in 2004 and to correct book balance to reflect changes
	made from 2004, 2005 and 2006

2	Amortization expense	83,229
	Accumulated amortization		83,229

	Record amortization of intangibles as of March 31, 2007

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

Date:  April 25, 2008