Form 10QSB/A
period 2007-06-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-04-30
CIK 1144320

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

 The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2007 was 54,460,626 shares of common stock.

EXPLANATORY NOTE

This Form 10-QSB/A is being filed to amend the China Digital Communication Group ( the "Company") Annual Report on Form 10-QSB/A for the period ended June 30, 2007 in order to reflect the restatement to correct an error of the Company's Consolidated Financial Statements and amendments to related disclosures as of June 30, 2007. The error relates to the incorrect decision not to do purchase price allocation and assignment of value to intangible assets for the acquisition of Billion Electronics Co., Ltd. on November 14, 2004. Based upon new information and communication with the Securities and Exchange Commission, our independent auditors, have concluded that the Company was required to do purchase price allocation and assign value to intangible asset for the acquisition of Billion Electronics Co., Ltd. on November 15, 2004.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flow	F-4

Notes to unaudited Condensed Consolidated Financial Statements	F-5_F-19

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)
RESTATED

ASSETS

Current Assets
Cash and cash equivalents	$815,571
Accounts receivable, net	515,353
Inventory	479,602
Prepaid expenses	1,682
Other receivables	3,075,331
Total Current Assets	4,887,539

Property & equipment, net	1,062,652

Other Assets
Other assets	8,530
Intangible assets, net	2,970,164
Goodwill- restated	7,039,593
Total Other Assets	10,018,287

Total Assets	$15,968,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$624,689
Loan payable	263,000
Loan payable to related party	174,600
Total Current Liabilities	1,062,290

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626, issued and outstanding	54,460
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	16,887,627
Statutory reserve- restated	289,931
Other comprehensive income-restated	632,709
Accumulated deficits - restated	(2,966,115)
Total Stockholders' Equity	14,906,188

Total Liabilities and Stockholders' Equity	$15,968,478

The accompanying notes are an integral part of these unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue, net	$368,823	$3,027,810	$2,007,811	$6,211,357

Cost of sales	635,645	2,119,460	1,796,629	4,328,727
Gross profit	(266,822)	908,350	211,182	1,882,630

Operating Expenses
Selling expense	7,273	8,591	13,366	15,785
General and administrative expenses	778,556	416,777	1,050,284	664,779
Total operating expenses	785,829	425,368	1,063,650	680,564

Income (loss) from operations	(1,052,651)	482,982	(852,468)	1,202,066

Other (Income) Expense
Interest income	-	(5,482)	(1,670)	(10,597)
Miscellaneous expense	-	-	-	268
Interest expense	7,319	65,486	9,355	95,326
Total Other Expense	7,319	60,004	7,685	84,997

Income (loss) before income taxes	(1,059,970)	422,978	(860,153)	1,117,069

Provision for income taxes	(59,269)	32,102	-	72,639

Income (loss) from continuing operations	(1,000,701)	390,876	(860,153)	1,044,430

Discontinued operations
Loss on disposal of subsidiary	(8,366)	-	(35,635)	-
Goodwill impairment	-	-	(1,295,556)	-
Loss from discontinued operations	(37,578)	-	(37,578)	-

Net Income (loss)	(1,046,645)	390,876	(2,228,922)	1,044,430

Other comprehensive income -restated
Foreign currency translation -restated	83,363	44,207	263,422	169,862

Comprehensive Income (Loss)	$(963,282)	$435,083	$(1,965,500)	$1,214,292

Net income (loss) per share from continuing operations
Basic	$(0.02)	$0.01	$(0.02)	$0.02
Diluted	$(0.02)	$0.01	$(0.02)	$0.02

Net income (loss) per share from discontinued operations
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding:
Basic	54,460,626	54,460,626	54,460,626	54,460,626
Diluted	54,460,626	54,470,795	54,460,626	54,470,795

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,228,922)	$1,044,430
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	96,834	92,017
Amortization of intangible assets	175,159	166,458
Goodwill impairment	1,295,556	-
Loss on disposal of subsidiary	35,635	-
(Increase) / decrease in current assets:
Accounts receivables	1,120,969	(683,273)
Inventory	(186,009)	51,445
Other receivables	11,860	(947)
Prepaid expense	14,664	(93,421)
Deposits	(5,430)	-
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(4,313)	83,360
Income tax payable	(74,306)	(54,792)
Deferred revenue	-	(79,494)

Total Adjustments	2,480,618	(518,647)

Net cash provided by operating activities from continuing operations	251,696	525,783
Net cash provided by operating activities from discontinued operations	2,075,506	-
Net cash provided by operating activities	2,327,202	525,783

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for business acquisition	-	(3,000,000)
Cash acquired in acquisition	-	701,169
Acquisition of property & equipment	(59,721)	(3,284)

Net cash used in investing activities from continuing operations	(59,721)	(2,302,115)
Net cash used in investing activities from discontinued operations	(2,583,914)	-
Net cash used in investing activities	(2,643,635)	(2,302,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	-	(249,240)
Loan from related party	-	-
Proceed from loan payable	-	3,000,000

Net cash provided by financing activities from continuing operations	-	2,750,760

Effect of exchange rate changes on cash and cash equivalents	57,169	199,264

Net increase (decrease) in cash and cash equivalents	(259,264)	1,173,692

Cash and cash equivalents, beginning balance	1,074,835	2,061,213

Cash and cash equivalents, ending balance	$815,571	$3,234,905

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$59,642	$56,738

Interest payments	$9,355	$26,342

Non cash transactions:

Issuance of shares in advance for purchase of business	$-	$9,620,000

Promissory note for the sale of Galaxy View	$3,000,000	$-

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

Note C - GOODWILL AND INTANGIBLE ASSETS (RESTATED)

As of June 30, 2007, the Goodwill comprised of the following:

Goodwill

Balance as of 12/31/03	$-
Acquisition of Billion	8,253,436

Balance as of 12/31/04	8,253,436
Impairment of Billion in 2005	(1,213,843)

Balance as of 12/31/05	7,039,593
Acquisition of Galaxy View in 2006	5,101,909
Impairment of Galaxy View in 2006	(3,779,181)

Balance as of 12/31/06	8,362,321
Impairment of Galaxy View in 2007	(1,295,556)
Loss on sale of Galaxy View	(27,172)

Balance as of 06/30/07	$7,039,593

The Company disposed off Galaxy View on April 24, 2007 and recorded an impairment of goodwill of $1,295,556 on the Galaxy acquisition based on the recoverable value of the entity.

The Company prepares annual forecasts and is reviewed and modified as needed annually. The Company tests for impairment annually after the third quarter or as needed. The Company projected for the decrease in revenue for 2007 in their revised forecast as of December 31, 2006 and recorded their impairment as of December 31, 2006 for future decrease in revenue.

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

Following is the detail information for loss on disposal of Sono:

Disposal consideration		$(3,000,000)

Sono Digital
Cash	2,583,914
Accounts receivable	446,418
Other assets	44,386
Fixed assets	45,042
Accounts payable and accrued expenses	(111,297)

Net assets of Sono at disposal		3,008,463

Goodwill		27,172

Loss on disposal of Sono		$(35,635)

Loss from discontinued operations		$(37,578)

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The Company did not transfer any amount to statutory reserve for the six month periods ended June 30, 2007 as the Company did not earn any profits during the six month period eneded June 30, 2007.

Note L - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $0 for the six month period ended June 30, 2007 as the Company did not earn any profits during the six month period eneded June 30, 2007.

Note M - OTHER COMPREHENSIVE INCOME (RESTATED)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2006 and June 30, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$ 369,287
Change for 2007	263,422

Balance at June 30, 2007	$ 632,709

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

	Battery	Discontinued
	Component	Operations	Headquarter	Total

Revenues	$2,007,811		$-	$2,007,811

Income (loss) before taxes of continuing operations	(361,249)		(491,219)	(852,468)

Total identifiable assets	5,813,754		3,115,131	8,928,885

Capital expenditures	59,721		-	59,721

Depreciation and amortization	105,535		166,458	271,993

Interest expense	9,355		-	9,355

Interest income	$1,670		$-	$1,670

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

Note Q - RESTATEMENTS

Subsequent to the issuance of the Company's financial statements for the three month period ended March 31, 2007, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the Company did not allocate purchase price properly for the acquisition of Billion Electronics Co., Ltd. on November 15, 2004 properly.

The Company has restated its financial statements as of December 31, 2004 for these adjustments.

Other than the correction shown below form, the restatement also effected the beginning balance of intangible assets and goodwill of 2007. The beginning balance of intangible assets after restatement was $3,136,622 compared to $0 balance as of December 31, 2006.

The effect of the correction of the error is as follows:

CONSOLIDATED BALANCE SHEETS
	Restated	Reported
	2007	2007

Other Assets
Goodwill	$7,039,593	$8,253,436
Total Other Assets	10,018,287	11,232,130
Total Assets	15,968,478	17,182,321
Stockholders' Equity
Statutory reserve	289,931	273,809
Other comprehensive income	632,709	572,029
Accumulated deficit	(2,966,115)	(1,675,470)
Total Stockholders' Equity	14,906,189	16,120,031
Total Liabilities and Stockholders' Equity	$15,968,478	$17,182,321

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006
	(Reported)	(Restated)	(Reported)	(Restated)
Foreign currency translation	$88,591	$44,207	$179,937	$169,862
Comprehensive Income (Loss)	$479,467	$435,083	$1,224,367	$1,214,292

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2007	June 30, 2007	June 30, 2007	June 30, 2007
	(Reported)	(Restated)	(Reported)	(Restated)
Foreign currency translation	$(24,540)	$83,363	$155,519	$264,424
Comprehensive Income (Loss)	$(1,071,185)	$(963,282)	$(2,073,403)	$(1,965,550)

Disclosure for each separate adjustment made to the financial statements and the impact on each line item of the financial statements.

ASSETS
	Original			Restated
	6/30/07		Adjustments	6/30/07
Current Assets
Cash and cash equivalents	$815,571			$815,571
Accounts receivable, net	515,353		-	515,353
Inventory	479,602		-	479,602
Prepaid expenses	1,682		-	1,682
Other receivables	3,075,331		-	3,075,331

Total Current Assets	4,887,539			4,887,539

Fixed Assets, net	1,062,652		-	1,062,652

Total Fixed Assets	1,062,652			1,062,652

Other Assets
Deposits	8,530		-	8,530
Amortizable intangible assets, net	2,970,164		-	2,970,164
Goodwill	8,253,436	1	(1,213,843)	7,039,593

Total Other Assets	11,232,130			10,018,287

Total Assets	$17,182,321			$15,968,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$624,690		-	$624,690
Loan payable - related party	174,600.00		-	174,600
Current portion, debt	263,000		-	263,000

Total Current Liabilities	1,062,290			1,062,290

Stockholders' Equity

Common stock	54,461	1	(1)	54,460
Preferred stock	7,576			7,576
Additional paid in capital	16,887,626	1	1	16,887,627
Statutory reserve	273,809	1	16,122	289,931
Other comprehensive income	572,029	1	60,680	632,709
Retained earnings (deficit)	(1,675,470)	1	(1,290,645)	(2,966,115)

Total Stockholders' Equity	16,120,031			14,906,188

Total Liabilities and Stockholders' Equity	$17,182,321			$15,968,478

AJE #	ACCOUNT	DR	CR
	Common stock	1
	Additional paid in capital		1
	Accumulated amortization		1,213,843
	Statutory reserve		16,122
	Other comprehensive income		60,680
	Retained earnings	1,290,645

	Record previous impairment of goodwill and adjustments to stockholders' equity accounts

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

Net sales

Net sales for the three month periods ended June 30, 2007 totaled $368,823 compared to $3,027,810 for the three month periods ended June 30, 2006, a decrease of $2,658,987, or approximately 87.8%. The decrease was due to increased competition and decreased demands from our customers for the three month periods ended June 30, 2007 as compared to the same periods ended June 30, 2006. Due to the appreciation of RMB dollar and changes in export policy by China Government, several of our customers lost their customers from abroad and because of the increase in costs for raw material, E’jenie could not offer the same low price and high quality that was previously produced. Several of our customers went to our competitors who provide relative low price products but also lower quality.

Cost of Sales

Cost of sales for the three month periods ended June 30, 2007 totaled $635,645 or 172.3% of net revenue compared to $2,119,460 or approximately 70% of net revenue for the three month periods ended June 30, 2006, a decrease of $1,483,815, approximately 70%. The decrease was due to decreased net revenue for the three month periods ended June 30, 2007. The gross profit rate decreased102.3% to (72%) from 30% due to the fact that some cost are fixed and is not impacted by the decrease in revenue.

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

	Six Month Periods Ended
	June 30, 2007	June 30, 2006
	(Restated)	(Restated)
Revenue, net	$2,007,811	$6,211,357

Cost of sales	1,796,629	4,328,727

Gross profit	211,182	1,882,630

Operating Expenses
Selling expense	13,366	15,785
General and administrative expenses	1,050,284	664,779
Goodwill impairment	-	-
Total operating expenses	1,063,650	680,564

Income (loss) from operations	(852,468)	1,202,066

Other (Income) Expense
Interest income	(1,670)	(10,597)
Miscellaneous income	-	268
Interest expense	9,355	95,326

Total Other Expense	7,685	84,997

Income (loss) before income taxes	(860,153)	1,117,069

Provision for income taxes	-	72,639

Income (loss) from continuing operations	(860,153)	1,044,430

Discontinued operations
Loss on disposal of subsidiary	(35,635)	-
Goodwill impairment	(1,295,556)	-
Loss from discontinued operations	(37,578)	-

Net Income (loss)	$(2,228,922)	$1,044,430

Net sales

Net sales for the six month periods ended June 30, 2007 totaled $2,007,811 compared to $6,211,357 for the six month periods ended June 30, 2006, a decrease of $4,203,546, or approximately 67.7%. The decrease was due to increased competition and decreased demands from our customers for the six month periods ended June 30, 2007 as compared to the same periods ended June 30, 2006. Due to the appreciation of RMB dollar and changes in export policy by China Government, several of our customers lost their customers from abroad and because of the increase in costs for raw material, E’jenie could not offer the same low price and high quality that was previously produced. Several of our customers went to our competitors who provide relative low price products but also lower quality.

Cost of Sales

Cost of sales for the six month periods ended June 30, 2007 totaled $1,796,629 or 89.5% of net revenue compared to $4,328,727 or approximately 69.7% of net revenue for the six month periods ended June 30, 2006, a decrease of $2,532,098, approximately 58.5%. . The decrease was due to decreased net revenue for the six month periods ended June 30, 2007. The gross profit rate decreased 19.8% to 10.5% from 30.3% due to the change of labor cost structure during the six months ended June 30, 2007 as compare to June 30, 2006. In order to retain skilled workers, the company decided to use fixed salary instead of variable salary based on quantity of units produced.

Operating Expense

Selling and general and administrative expenses for the six month periods ended June 30, 2007 totaled $1,063,650 or approximately 53% of net revenue compared to $680,564 or approximately 11.0% of net revenue for the six month periods ended June 30, 2006, an increase of $383,086 or approximately 56%. The increase in general and administrative expenses was primarily due to the increase in accounting , legal and other professional fees related to SEC comment letters and 2004 re audit during the six month periods ended June 30,2007.

Income (Loss) from Operations

Income (loss) from operations for the six month periods ended June 30, 2007 totaled $(852,468) or approximately 42.4% of net revenue compared to $1,202,066 or approximately 19.4% of net revenue for the six month periods ended June 30, 2006, a decrease of $2,054,534 or approximately 171%. The decrease in income from operations was primarily due to decrease in sales during the six month periods ended June 30, 2007.

Interest Expense

Interest expense for the six month periods ended June 30, 2007 totaled $9,355 compared to $95,326 for the six month periods ended June 30, 2006, a decrease of $85,971, or approximately 90.2%. The decrease in interest expense was due to indebtedness related to the potential acquisition of new business during 2006.

Discontinued Operations

Discontinued operations for the six month periods ended June 30, 2007 totaled $(1,368,769) compared to $0 for the six month periods ended June 30, 2006, a decrease of $1,368,769. The Company acquired Galaxy View on June 26, 2006 and during the first quarter of 2007, our two largest customers; China mobile and China Unicom changed their purchase procedures. In the past, purchase orders were made by their local branch offices based on their needs and demand. The change now only allowed their main head office to place purchase orders from their selected vendors. They evaluated all vendors based on their criteria and unfortunately Sono Digital was not selected as one of their vendors. With the loss of the two largest users of our products, the fact that the telecom industry in China was a monopoly, there was no longer a market for our products.

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

The sale of Galaxy View for $3 million dollar will help our cash balance and our working capital. The Company's current operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective..

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