Form 10QSB/A
period 2006-09-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-05-01
CIK 1144320

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
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2006 there were 54,460,626 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐     No ☒

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2006

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet (Restated)	2

Unaudited Condensed Consolidated Statements of Income (Restated)	3

Unaudited Condensed Consolidated Statements of Cash Flow (Restated)	4

Notes to unaudited Condensed Consolidated Financial Statements	5

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2006
(RESTATED)

ASSETS

Current Assets
Cash and cash equivalents	$1,160,521
Accounts receivable, net	5,423,129
Inventory	262,327
Other receivables	80,326
Total Current Assets	6,926,303

Property & Equipment, net	634,924

Other Assets
Deposits	515,408
Amortizable intangible assets, net	2,704,930
Goodwill	12,141,502
Total Other Assets	15,361,840

Total Assets	$22,923,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan Payable	$253,200
Accounts payable and accrued expenses	2,080,915
Income tax payable	1,841
Loan payable to related party	174,600
Advances	65,832
Deferred revenue	1,993
Total Current Liabilities	2,578,381

Stockholders’ Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626 issued and outstanding	54,460
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	16,887,627
Statutory reserve	298,443
Other comprehensive income	308,756
Retained earnings	2,787,824
Total Stockholders’ Equity	20,344,686

Total Liabilities and Stockholders’ Equity	$22,923,067

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2006, the Goodwill comprised of the following:

Goodwill

Balance as of 12/31/03	$-
Acquisition of Billion	8,253,436

Balance as of 12/31/04	8,253,436
Impairment of Billion in 2005	(1,213,843)

Balance as of 12/31/05	7,039,593
Acquisition of Galaxy View in 2006	5,101,909
-

Balance as of 9/30/06	$12,141,502

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

$634,924

Note E - LOAN PAYABLE (RESTATED)

As of September 30, 2006, the Company has an unsecured, due on demand, non interest-bearing loan payable in the amount of $253,200 to a third party

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

Note I - COMMITTMENTS

Operating Leases
The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of approximately $77,290 for the nine month period ended September 30, 2006. The Company has future minimum lease obligations as follows:

2006	$6,794

Total	$6,794

Note J - STOCK OPTION (RESTATED)

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about operations by operating segment for the three and nine months ended September 30, 2006 is as follows:

Three months ended September 2006	Battery	Hi-Tech
	Component	Telecommunication	U.S	Total

Revenues	$2,215,683	$1,815,913	$-	$4,031,596

Intersegment sales	-	-	-	-

Income (loss) before taxes	565,775	955,065	(285,900)	1,234,940

Depreciation and amortization	44,108	3,380	-	47,488

Interest expense	11,412	-	58,224	69,636

Interest income	6,687	1,825	-	8,512

Nine months ended September 2006	Battery	Hi-Tech
	Component	Telecommunication	U.S	Total

Revenues	$8,427,040	$1,815,913	$-	$10,242,953

Intersegment sales	-	-	-	-

Income (loss) before taxes	2,268,947	955,065	(872,002)	2,352,010
-
Total assets (1)	4,002,326	4,050,969	14,869,772	22,923,067

Property additions (2)	22,586	-	-	22,586

Depreciation and amortization	136,125	3,380	-	139,505

Interest expense	37,754	-	127,208	164,962

Interest income	17,284	1,825	-	19,109

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ASSETS

	Original			Restated
	9/30/06		Adjustments	9/30/06
Current Assets
Cash and cash equivalents	$1,160,521			$1,160,521
Accounts receivable, net	5,423,129		-	5,423,129
Inventory	262,327		-	262,327
Other receivables	80,326		-	80,326
Total Current Assets	6,926,303			6,926,303

Fixed Assets, net	634,924		-	634,924

Total Fixed Assets	634,924			634,924

Other Assets
Deposits	515,408		-	515,408
Amortizable intangible assets, net	-	1,2	2,704,930	2,704,930
Goodwill	6,966,976	1	5,174,526	12,141,502

Total Other Assets	7,482,384			15,361,840

Total Assets	$15,043,611			$22,923,067

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,564,512	1	(483,597)	$2,080,915
Deferred revenue	1,993.00			1,993
Advances	65,832.00			65,832
Tax payable	46,341.00	1	(44,500)	1,841
Loan payable - related party	174,600.00		-	174,600
Current portion, debt	-	1	253,200	253,200

Total Current Liabilities	2,853,278			2,578,381

Stockholders' Equity

Common stock	54,461.00	1.00	(1)	54,460.00
Preferred stock	7,576.00			7,576.00
Additional paid in capital	6,693,417.00	1.00	10,194,210	16,887,627.00
Statutory reserve	302,199.00	1,3	(3,756)	298,443.00
Other comprehensive income	128,360.00	1.00	180,396	308,756.00
Retained earnings (deficit)	5,004,320	1,2,3	(2,216,496)	2,787,824

Total Stockholders' Equity	12,190,333			20,344,686

Total Liabilities and Stockholders' Equity	$15,043,611			$22,923,067

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Original			Restated
	9/30/06		Adjustments	9/30/06

Sales, net	$10,242,953		-	$10,242,953

Cost of sales	6,693,358		-	6,693,358

Gross profit	3,549,595			3,549,595

Selling expense	52,598		-	52,598
General and administrative expenses	749,809	2	249,686	999,495

Income (loss) from operations	2,747,188		249,686	2,497,502

Other (Income) Expense
Interest income	(19,109)			(19,109)
Miscellaneous expense	(362)		-	(362)
Interest expense	164,962		-	164,962

Total Other (Income) Expense	145,491			145,491

Income (loss) before income taxes	2,601,697			2,352,011

Provison for income taxes	72,849		-	72,849

Net income (loss)	$2,528,848			$2,279,162

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AJE #	ACCOUNT	DR	CR
1	Goodwill	6,388,369
	Amortizable intangible assets, net	3,329,145
	Common stock	1
	Additional paid in capital		10,194,210
	Accumulated amortization		374,529
	Statutory reserve		11,522
	Accounts payable	483,597
	Loan payable		253,200
	Income tax payable	44,500
	Comprehensive income		180,396
	Goodwill		1,213,843
	Retained earnings	1,982,088

Adjustment was made related to the restatement for the error in the valuation of the common shares and for the failure to appropriately identify intangible assets for the  acquisition of Billion in 2004 and to correct book balance to reflect changes made from 2004 and 2005

2	Amortization expense	249,686
	Accumulated amortization		249,686

	Record amortization of intangibles as of 9/30/06

3	Retained earnings		15,278
	Statutory reserve	15,278

	Decrease reserve after correction made to financials as of 9/30/06

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, our management, with the participation of our Chief Executive Officer (principal executive officer) and the our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,“ as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of September 30, 2006, our disclosure controls and procedures were ineffective.

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

Date: April 7, 2008	CHINA DIGITAL COMMUNICATION GROUP

	By:	/s/ Ran Liang
Name: Ran Liang Title: Chief Executive Officer