Form 10QSB/A
period 2007-09-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-05-01
CIK 1144320

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

EXPLANATORY NOTE

This Form 10-QSB/A is being filed to amend the China Digital Communication Group ( the "Company") Annual Report on Form 10-QSB/A for the period ended September 30, 2007 in order to reflect the restatement to correct an error of the Company's Consolidated Financial Statements and amendments to related disclosures as of September 30, 2007. The error relates to the incorrect decision not to do purchase price allocation and assignment of value to intangible assets for the acquisition of Billion Electronics Co., Ltd. on November 14, 2004. Based upon new information and communication with the Securities and Exchange Commission, our independent auditors, have concluded that the Company was required to do purchase price allocation and assign value to intangible asset for the acquisition of Billion Electronics Co., Ltd. on November 15, 2004.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2007

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flow	F-4

Notes to unaudited Condensed Consolidated Financial Statements	F-5 - F-16

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$4,421,552
Accounts receivable, net	267,141
Inventory	204,285
Prepaid expenses	1,757
Total Current Assets	4,894,735

Property & equipment, net	1,018,877

Other Assets
Other assets	84,950
Intangible assets, net	2,890,434
Goodwill	7,039,593
Total Other Assets	10,014,977

Total Assets	$15,928,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$460,195
Loan payable	266,800
Loan payable to related party	174,600
Total Current Liabilities	901,595

Stockholders' Equity
Common stock, $.001 par value, 140,000,000
shares authorized, 54,460,626, issued and outstanding	54,461
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757, issued and outstanding	7,576
Additional paid in capital	16,887,626
Statutory reserve	105,849
Other comprehensive income	696,965
Accumulated deficit	(2,725,483)
Total Stockholders' Equity	15,026,994

Total Liabilities and Stockholders' Equity	$15,928,589

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue, net	$336,539	$2,215,684	$2,344,350	$8,427,040

Cost of sales	491,780	1,597,051	2,288,409	5,925,778
Gross profit	(155,241)	618,633	55,941	2,501,262

Operating Expenses
Selling expense	5,180	7,290	18,546	23,075
General and administrative expenses	452,297	263,267	979,997	928,043
Bad debt	(522,584)	5,882	(131,062)	5,882
Total operating expenses	(65,107)	276,439	867,481	957,000

Income (loss) from operations	(90,134)	342,194	(811,540)	1,544,262

Other (Income) Expense
Interest expense (income)	(16,284)	62,948	(8,599)	147,678
Miscellaneous (income) expense	(1,489)	(630)	(1,489)	(362)

Total Other Expense	(17,773)	62,318	(10,088)	147,316

Income (loss) before income taxes	(72,361)	279,876	(801,452)	1,396,946

Provision for income taxes	-	210	-	72,849

Income (loss) from continuing operations	(72,361)	279,666	(801,452)	1,324,097

Discontinued operations
Loss on disposal of subsidiary	-	-	(35,635)	-
Goodwill impairment	-	-	(1,295,556)	-
Income (loss) from discontinued operations	-	955,064	(37,578)	955,064

Net Income (loss)	(72,361)	1,234,730	(2,170,221)	2,279,161

Other comprehensive income -restated
Foreign currency translation -restated	64,256	15,282	327,678	247,074

Comprehensive Income (Loss)	$(8,105)	$1,250,012	$(1,842,543)	$2,526,235

Net income (loss) per share from continuing operations
Basic	$(0.00)	$0.01	$(0.01)	$0.02
Diluted	$(0.00)	$0.01	$(0.01)	$0.02

Net income (loss) per share from discontinued operations
Basic	$0.00	$0.02	$(0.00)	$0.02
Diluted	$0.00	$0.02	$(0.00)	$0.02

Weighted average number of shares outstanding:
Basic	54,460,626	54,460,626	54,460,626	54,460,626
Diluted	54,470,795	54,470,795	54,460,626	54,470,795

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,170,221)	$2,279,161
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	154,913	139,505
Amortization of intangible assets	262,832	249,686
Goodwill impairment	1,295,556	-
Loss on disposal of subsidiary	35,635	-
(Increase) / decrease in current assets:
Accounts receivables	1,379,374	(472,045)
Inventory	89,066	87,451
Other receivables	11,945	268,398
Prepaid expense	14,694	131,285
Deposits	(5,430)	(505,052)
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(159,745)	(794,989)
Income tax payable	(74,839)	(54,950)
Deferred revenue	-	(79,723)

Total Adjustments	3,004,001	(1,030,434)

Net cash provided by operating activities from continuing operations	833,780	1,248,727
Net cash provided by (used in) operating activities from discontinued operations	2,127,965	-
Net cash provided by operating activities	2,961,745	1,248,727

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for business acquisition	-	(3,000,000)
Cash acquired in acquisition	-	708,002
Proceed from sale of subsiidary	3,000,000	-
Acquisition of property & equipment	(60,150)	(22,651)

Net cash used in investing activities from continuing operations	2,939,850	(2,314,649)
Net cash used in investing activities of discontinued operations	(2,621,762)	-
Net cash used in investing activities	318,089	(2,314,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	-	(3,000,000)
Loan from related party	-	-
Proceed from loan payable	-	3,000,000

Net cash provided by financing activities from continuing operations	-	-

Effect of exchange rate changes on cash and cash equivalents	66,883	165,230

Net increase (decrease) in cash and cash equivalents	3,346,716	(900,692)

Cash and cash equivalents, beginning balance	1,074,835	2,061,213

Cash and cash equivalents, ending balance	$4,421,552	$1,160,521

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$56,902

Interest payments		$$37,754

Non cash transactions:

Issuance of shares in advance for purchase of business	$-	$7,576

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

Note C - GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2007, the Goodwill comprised of the following:
Goodwill
Balance as of 12/31/03	$-
Acquisition of Billion	8,253,436

Balance as of 12/31/04	8,253,436
Impairment of Billion in 2005	(1,213,843)

Balance as of 12/31/05	7,039,593
Acquisition of Galaxy View in 2006	5,101,909
Impairment of Galaxy View in 2006	(3,779,181)

Balance as of 12/31/06	8,362,321
Impairment of Galaxy View in 2007	(1,295,556)
Loss on sale of Galaxy View	(27,172)

Balance as of 9/30/07	$7,039,593

The Company disposed off Galaxy View on April 24, 2007 and recorded an impairment of goodwill of $1,295,556 on the Galaxy acquisition based on the recoverable value of the entity on the end of March 2008 and booked the rest of goodwill when the company disposed Galaxy View on April 24, 2008.

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

$2,890,434

The intangible assets are amortized over 10 years except Land rights whichare amortized over 30 years.

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

The Company did not grant any options during the nine months period ended September 30, 2007.

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005. The Company did not transfer any amount to statutory reserve for the nine month periods ended September 30, 2007 as the Company did not earn any profits during the nine month period eneded September 30, 2007.

Note L - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $0 for the nine month period ended September 30, 2007 as the Company did not earn any profits during the nine month period eneded September 30, 2007.

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

The following table presents a summary of operating information and certain balance sheet information for the nine month periods ended September 30:

	2007	2006
Revenues
Battery component	$2,344,350	$8,427,040
Hi-Tech telecommunication (discontinued operations)	-	1,815,913
US shell headquarter	-	-
Total	$2,344,350	$10,242,953

Income (loss) before taxes from continuing operations:
Battery component	$(80,942)	$2,268,947
Hi-Tech telecommunication (discontinued operations)	-	955,065
US shell headquarter	(730,598)	(872,002)
Total	$(811,540)	$2,352,010

Identifiable assets:
Battery component	$8,709,367	$6,669,628
Hi-Tech telecommunication (discontinued operations)	-	3,079,934
US shell headquarter	7,219,222	8,392,687
Total	$15,928,589	$18,142,249

Depreciation and amortization:
Battery component	$168,058	$136,125
Hi-Tech telecommunication (discontinued operations)	-	3,380
US shell headquarter	249,687	-
Total	$417,745	$139,505

Capital expenditures:
Battery component	$60,150	$22,586
Hi-Tech telecommunication (discontinued operations)	-	-
US shell headquarter	-	-
Total	$60,150	$22,586

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

	Three Month Periods Ended
	September 30, 2007	September 30, 2006

Revenue, net	$336,539	$2,215,684

Cost of sales	491,780	1,597,051

Gross profit	(155,241)	618,633

Operating Expenses
Selling expense	5,180	7,290
General and administrative expenses	452,297	263,267
Bad debt	(522,584)	5,882

Total operating expenses	(65,107)	276,439

Income (loss) from operations	(90,134)	342,194

Other (Income) Expense
Interest expense (income)	(16,284)	62,948
Miscellaneous income	(1,489)	(630)
Total Other Expense	(17,773)	62,318

Income (loss) before income taxes	(72,361)	279,876

Provision for income taxes		210

Income (loss) from continuing operations	(72,361)	279,666

Discontinued operations
Loss on disposal of subsidiary	-	-
Income from discontinued operations	-	955,064

Income (loss) from continuing operations	$(72,361)	$1,234,730

Net sales

Net sales for the three month periods ended September 30, 2007 totaled $336,539 compared to $2,215,684 for the three month periods ended September 30, 2006, a decrease of $1,879,145, or approximately 85%. The decrease was due to increased competition and decreased demands from our customers for the three month periods ended September 30, 2007 as compared to the same periods ended September 30, 2006. Due to the appreciation of RMB dollar and changes in export policy by China Government, several of our customers lost their customers from abroad and because of the increase in costs for raw material, E’jenie could not offer the same low price and high quality that was previously produced. Several of our customers went to our competitors who provide relative low price products but also lower quality.

Cost of Sales

Cost of sales for the three month periods ended September 30, 2007 totaled $491,780 or 146.1% of net revenue compared to $1,597,051 or approximately 72.1% of net revenue for the three month periods ended September 30, 2006, a decrease of $1,105,271, approximately 69%. The decrease was due to decreased net revenue for the three month periods ended September 30, 2007. The percentage cost of sales increased due to the fact that some cost are fixed and is not impacted by the decrease in revenue.

Operating Expense

Selling and general and administrative expenses for the three month periods ended September 30, 2007 totaled $(65,107) or approximately 19.3% of net revenue compared to $276,439 or approximately 12.4% of net revenue for the three month periods ended September 30, 2006, a decrease of $341,546 or approximately 123.6%. The decrease was primarily due to collection of bad debt that was previously written off. Excluding bad debt recovery, operating expense increased by $181,038 or approximately 65%. The increase was due to increase legal and accounting fees related to the restatement of prior year’s financials.

Income (Loss) from Operations

Income (loss) from operations for the three month periods ended September 30, 2007 totaled $(90,134) or approximately 27% of net revenue compared to $342,204 or approximately 15.4% of net revenue for the three month periods ended September 30, 2006, a decrease of $432,338 or approximately 126%. The decrease in income from operations was primarily due to decrease in sales during the three month periods ended September 30, 2007. The amount would have been greater had it not been for the collection of bad debt for $522,584.

Interest Expense (Income)

Interest expense (income) for the three month periods ended September 30, 2007 totaled $(16,284) compared to $62,948 for the three month periods ended September 30, 2006, a decrease in interest expense (income) of $79,232 or approximately 126%. The decrease in interest expense was due to indebtedness related to the potential acquisition of new business during 2006.

Discontinued Operations

Discontinued operations for the three month periods ended September 30, 2007 totaled $0 compared to $955,064 for the three month periods ended September 30, 2006, a decrease of $955,064. The Company acquired Galaxy View on June 26, 2006 and during the first quarter of 2007, our two largest customers; China mobile and China Unicom changed their purchase procedures. In the past, purchase orders were made by their local branch offices based on their needs and demand. The change now only allowed their main head office to place purchase orders from their selected vendors. They evaluated all vendors based on their criteria and unfortunately Sono Digital was not selected as one of their vendors. With the loss of the two largest users of our products, the fact that the telecom industry in China was a monopoly, there was no longer a market for our products.

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

	Nine Month Periods Ended
	September 30, 2007	September 30, 2006

Revenue, net	$2,344,350	$8,427,040

Cost of sales	2,288,409	5,925,778

Gross profit	55,941	2,501,262

Operating Expenses
Selling expense	18,546	23,075
General and administrative expenses	979,997	928,043
Bad debt	(131,062)	5,882

Total operating expenses	867,481	957,000

Income (loss) from operations	(811,540)	1,544,262

Other (Income) Expense
Interest expense (income)	(8,599)	147,678
Miscellaneous income	(1,489)	(362)
Total Other Expense	(10,088)	147,316

Income (loss) before income taxes	(801,452)	1,396,946

Provision for income taxes		72,849

Income (loss) from continuing operations	(801,452)	1,324,097

Discontinued operations
Loss on disposal of subsidiary	(35,635)	-
Goodwill impairment	(1,295,556)
Income from discontinued operations	(37,578)	955,064

Income (loss) from continuing operations	$(2,170,221)	$2,279,161

Net sales

Net sales for the nine month periods ended September 30, 2007 totaled $2,344,350 compared to $8,427,040 for the nine month periods ended September 30, 2006, a decrease of $6,082,690, or approximately 72%. The decrease was due to increased competition and decreased demands from our customers for the nine month periods ended September 30, 2007 as compared to the same periods ended September 30, 2006. Due to the appreciation of RMB dollar and changes in export policy by China Government, several of our customers lost their customers from abroad and because of the increase in costs for raw material, E’jenie could not offer the same low price and high quality that was previously produced. Several of our customers went to our competitors who provide relative low price products but also lower quality.

Cost of Sales

Cost of sales for the nine month periods ended September 30, 2007 totaled $2,288,409 or 97.6% of net revenue compared to $5,925,778 or approximately 70% of net revenue for the nine month periods ended September 30, 2006, a decrease of $3,637,369, approximately 61%. The decrease was due to decreased net revenue for the nine month periods ended September 30, 2007. The percentage cost of sales increased due to the fact that some cost are fixed and is not impacted by the decrease in revenue.

Operating Expense

Selling and general and administrative expenses for the nine month periods ended September 30, 2007 totaled $867,481 or approximately 37% of net revenue compared to $957,000 or approximately 11% of net revenue for the nine month periods ended September 30, 2006, a decrease of $89,519 or approximately 9%. The decrease was primarily due to collection of bad debt that was previously written off. Excluding bad debt recovery, operating expense increased by $35,542 or approximately 3.7%. The increase was due to increase legal and accounting fees related to the restatement of prior year’s financials.

Income (Loss) from Operations

Income (loss) from operations for the nine month periods ended September 30, 2007 totaled $(811,540) or approximately 35% of net revenue compared to $1,544,262or approximately 18% of net revenue for the nine month periods ended September 30, 2006, a decrease of $2,355,802 or approximately 153%. The decrease in income from operations was primarily due to decrease in sales during the nine month periods ended September 30, 2007. The amount would have been greater had it not been for the collection of bad debt for $131,062.

Interest Expense (Income)

Interest expense (income) for the nine month periods ended September 30, 2007 totaled $(8,599) compared to $147,678 for the nine month periods ended September 30, 2006, a decrease in interest expense (income) of $156,277 or approximately 106%. The decrease in interest expense was due to indebtedness related to the potential acquisition of new business during 2006.

Discontinued Operations

Discontinued operations for the nine month periods ended September 30, 2007 totaled $(1,368,769) compared to $955,064 for the nine month periods ended September 30, 2006, a decrease of $2,323,833. The Company acquired Galaxy View on June 26, 2006 and during the first quarter of 2007, our two largest customers; China mobile and China Unicom changed their purchase procedures. In the past, purchase orders were made by their local branch offices based on their needs and demand. The change now only allowed their main head office to place purchase orders from their selected vendors. They evaluated all vendors based on their criteria and unfortunately Sono Digital was not selected as one of their vendors. With the loss of the two largest users of our products, the fact that the telecom industry in China was a monopoly, there was no longer a market for our products.

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

Net Income

Net income (loss) for the nine month periods ended September 30, 2007 totaled $(2,170,221) compared to $2,279,161 for the nine month periods ended September 30, 2006, a decrease of $4,449,382 or approximately 195%. The decrease in net income was primarily due to reason described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations, excluding impairment. Operations and liquidity needs were funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $4,421,552 at September 30, 2007 and current assets totaled $4,894,735 at September 30, 2007. The Company's total current liabilities were $901,595 at September 30, 2007. Working capital at September 30, 2007 was $3,993,140. During the nine month periods ended September 30, 2007, net cash provided by operating activities was $2,573,000.

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

CHINA DIGITAL COMMUNICATION GROUP

Date: April 25, 2008	By:	/s/ Zhongnan Xu
Zhongnan Xu Chief Executive Officer