Form 10-Q
period 2008-03-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-05-15
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA DIGITAL COMMUNICATION GROUP
(Exact name of registrant as specified in Charter)

Nevada		91-2132336
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Number 2222. Jin Tian Road. An Lian Building 15th
Floor A-01 and A-02. Futian.
Shenzhen. China
 (Address of Principal Executive Offices)

86-755-2698-3767
 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008: 54,460,626 shares of common stock.

CHINA DIGITAL COMMUNICATION GROUP
FORM 10-Q
March 31, 2008

 PART 1 - FINANCIAL INFORMATION

 Item 1. Financial Statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE	4	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007 (AUDITED).

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).

PAGES	7 - 18	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,616,794	$3,794,126
Accounts receivable	375,891	254,374
Inventory	444,549	886,806
Prepaid expenses	-	1,726
Total current assets	4,437,234	4,937,032

Plant, property & equipment, net	1,000,215	1,011,601

Other assets
Other assets	1,650	8,530
Tax receivable	81,276	183,020
Intangible assets, net	921,598	927,617
Total other assets	1,004,524	1,119,167

Total assets	$6,441,973	$7,067,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$307,188	$725,333
Loan payable	-	274,200
Loan payable to related party	174,600	174,600
Total current liabilities	481,788	1,174,133

Stockholders' equity
Common stock, $.001 par value, 140,000,000 shares authorized, 54,460,626, issued and outstanding as of March 31, 2008 and December 31, 2007	54,460	54,460
Preferred stock, $.001 par value, 7,575,757 shares authorized, 7,575,757, issued and outstanding	7,576	7,576
Additional paid in capital	16,950,348	16,950,348
Statutory reserve	105,848	105,849
Other comprehensive income	1,084,463	854,398
Accumulated deficit	(12,242,510)	(12,078,964)
Total stockholders' equity	5,960,185	5,893,667

Total liabilities and stockholders' equity	$6,441,973	$7,067,800

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three month periods ended March 31,
	2008	2007

Revenue, net	$483,210	$1,638,988

Cost of sales	534,336	1,160,984
Gross profit (loss)	(51,126)	478,004

Operating expenses
Selling expense	6,566	6,093
General and administrative expenses	132,263	1,567,284
Total operating expenses	138,829	1,573,377

Loss from operations	(189,955)	(1,095,373)

Other (Income) expense
Other income, net	(17,032)	-
Miscellaneous expense	(4,474)	-
Interest (income) expense	(4,903)	366
Total other (income) expense	(26,409)	366

Loss before income taxes	(163,546)	(1,095,739)

Provision for income taxes	-	59,269

Loss from continuing operations	(163,546)	(1,155,008)

Discontinued operations
Loss on disposal of subsidiary	-	(27,269)
Total loss from disontinued operations	-	(27,269)

Net loss	(163,546)	(1,182,277)

Other comprehensive income
Foreign currency translation	230,064	180,059

Comprehensive loss	$66,519	$(1,002,218)

Net loss per share from continuing operations
Basic & diluted	$(0.00)	$(0.02)

Net income (loss) per share from discontinued operations
Basic & diluted	$0.00	$(0.00)

Net loss per share from net loss
Basic & diluted	$(0.003)	$(0.02)

Weighted average number of shares outstanding:
Basic & diluted	54,460,626	54,460,626

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three month periods ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163,546)	$(1,182,277)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Depreciation & amortization	80,188	135,894
Goodwill & intangible assets impairment	-	1,295,556
(Increase) / decrease in current assets:
Accounts receivables	(108,586)	151,906
Inventory	468,960	(125,756)
Other receivables	-	10,738
Prepaid expense	1,726	14,573
Deposits	6,880	(5,430)
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(435,557)	14,491
Tax payable	107,033	44,697

Net cash provided by/(used in) operating activities from continuing operations	(42,903)	354,392
Net cash provided by/(used in) operating activities from discountinue operations	-	27,269
Net cash provided by/(used in) operating activities	(42,903)	381,661

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	-	(3,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(279,540)

Effect of exchange rate changes on cash and cash equivalents	145,111	(381,999)

Net decrease in cash and cash equivalents	(177,332)	(3,561)

Cash and cash equivalents, beginning balance	3,794,126	1,074,836

Cash and cash equivalents, ending balance	$3,616,794	$1,071,275

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$59,269

Interest payments	$-	$2,036

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

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Sono Digital Electronic Technologies Co., Ltd. with Liu Changqing and Wang Feng (collectively, the Purchasers”) for the sale of our wholly-owned subsidiary Sono Digital Electronic Technologies Co., Ltd. (“Sono”) (the “Agreement”). Changqing will purchase a 60% interest and Feng will purchase a 40% interest in Sono. In exchange for all of the outstanding shares of Sono, the Purchasers will pay $3,000,000 USD as consideration for the acquisition. The Company disposed off Galaxy View on April 24, 2007

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by China Digital, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Translation Adjustment

As of March 31, 2008, the accounts of E’Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2008 and December 31, 2007, the company did not reserve any allowance for doubtful debts.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2008 and December 31, 2007, inventory consisted of raw material, work in progress and finished goods as follows:

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory	March 31, 2008	December 31, 2007

Raw Material	$92,234	$450,578
Work-in-process	12,965	28,475
Finished goods	339,350	407,753

	$444,549	$886,806

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of March 31, 2008 and December 31, 2007, Property, Plant & Equipment consist of the following:

	March 31, 2008	December 31, 2007

Machinery	$927,890	$890,853
Automobile	35,538	34,119
Office equipment	17,011	16,332
Building	574,740	551,798

	1,555,178	1,493,102

Accumulated depreciation	(554,963)	(481,501)

	$1,000,215	$1,011,601

Depreciation expenses were $52,310 and $48,342 for the three months ended March 31, 2008, and 2007.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132®’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note C –INTANGIBLE ASSETS AND GOODWILL

Intangible assets

As of March 31, 2008 and December 31, 2007 intangible assets consist of the following:

	March 31, 2008	December 31, 2007
Customer relationship	$2,691,445	$2,691,445
Design	366,850	366,850
Proprietary technology	270,850	270,850
Land rights	574,740	551,798
Intangible assets	3,903,885	3,880,943

Impairment in 2007	(1,972,598)	(1,972,598)

Accumulated amortization	(1,009,689)	(980,728)

Intangible, net	$921,598	$927,617

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

The intangible assets are amortized over 10-30 years. Amortization expenses were $27,878 and $87,552 for the three months ended March 31, 2008 and 2007.

Amortization expenses for the Company’s intangible assets over the next five fiscal years are estimated to be:

March 31 2009	111,512
March 31 2010	111,512
March 31 2011	111,512
March 31 2012	111,512
March 31 2013	111,512
After	364,038
Total	$921,598

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

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

The Company tested goodwill impairment and concluded that there was no impairment as to the carrying value of goodwill as of March 31, 2008. The Company evaluated value of the subsidiaries based upon market value and expected present value of future cash flows and recorded an impairment of $0 and $1,295,556 for the years ended of March 31, 2008 and 2007 respectively.

Note D –VAT TAX AND INCOME TAX RECEIVABLE

As of March 31, 2008 and December 31, 2007, tax receivable comprised of the following:

	March 31, 2008	December 31, 2007
Income tax receivable	$81,804	$104,481
VAT tax	(528)	78,539

Total	$81,276	$183,020

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note E – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of March 31, 2008 and December 31, 2007, accounts payable & accrued expenses comprised of the following:

	March 31, 2008	December 31, 2007
Accounts payable and accrued expenses	$72,346	$489,449
Accrued payroll	61,174	46,149
Welfare payable	173,668	189,735
Total	$307,188	$725,333

Note F - LOAN PAYABLE

As of December 31, 2007, the Company has an unsecured, due on demand, non interest-bearing loan payable in the amount of $274,200 to a third party. The loan was paid off in February 2008.

Note G – OTHER INCOME, NET

As of March 31, 2008, the Company has other income (net) amounting to $17,302 related to selling raw material which was not regular operation of the Company. The income and the cost of income were $271,417 and $(254,385) respectively.

Note H – INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions - the PRC, British Virgin Island and the United States. For certain operations in the US and PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2007. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the three month periods ended March 31, 2008 and 2007:

	2008	2007
US Current Income Tax Expense (Benefit)
Federal	$-	$-
State	-	-
	$-	$-

PRC Current Income Expense (Benefit)	$-	$59,269

Total Provision for Income Tax	$-	$59,269

 The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2008	2007
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40)%	(40)%
Foreign income tax - PRC	18%	15%
Exempt from income tax due to net loss	(18)%	(15)%
Tax expense at actual rate	0%	0%

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

United States of America

As of March 31, 2008, the Company in the United States had approximately $163,546 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Net operation loss carry forward	$81,804	$11,305,150
Total deferred tax assets	1,216,865	1,189,051
Less: valuation allowance	(1,216,865)	(1,189,051)
Net deferred tax assets	$-	$-

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 18%.

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company’s applicable EIT rate under new EIT law is 18% which was approved by local Tax department.

As of March 31, 2008 and 2007, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for the PRC subsidiary at March 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Net operation loss carry forward	$81,743	$225,600
Total deferred tax assets	55,322	33,840
Less: valuation allowance	(55,322)	(33,840)
Net deferred tax assets	$-	$-

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Total deferred tax assets	1,272,187	1,222.891
Less: valuation allowance	(1,272,187)	(1,222.891)
Net deferred tax assets	$-	$-

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note I – STOCK OPTIONS

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

The outstanding options as of March 31, 2008 and December 31, 2007 listed as follow:

Number of Shares
Outstanding at December 31, 2006	200,000
Granted	-
Exercised	-
Canceled	-

Outstanding at December 31, 2007	200,000

Granted	-
Exercised	-
Canceled	-

Outstanding at March 31, 2008	200,000
Exercisable at March 31, 2008	200,000

Weighted average price and intrinsic value of outstanding options are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.530	100,000	0.52	$0.530	100,000	$0.530	-
$0.702	150,000	0.32	$0.702	150,000	$0.702	-

The Company adopted SFAS 123® on November 1, 2005 using the modified prospective method. Prior to the adoption of SFAS 123(R) the Company did not have any stock options. The Company did not record expense for stock based compensation for the year ended December 31, 2006.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note J– STATUTORY FUND

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

In accordance with the Chinese Cooperation Law, the company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company did not reserve any amount for the periods ended March 31, 2008 and December 31, 2007 as the Company did not earn any profits during the year.

Note K – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2008 and December 31, 2007 are as follows:

Translation Adjustment

Balance at December 31, 2006	$369,287
Change for 2007	458,112
Balance at December 31, 2007	854,399
Change for 2008	230,065

Balance at March 31, 2008	$1,084,464

Note L – RELATED PARTY TRANSACTIONS

As of March 31, 2008 and December 31, 2007, the Company has an unsecured, due on demand, non interest-bearing loan from Xuemei Fang, an officer and director, in the amount of $174,600.

Note M– SEGMENT REPORTING

The Company had two principal operating segments which were: battery components manufacturer and supplier of 3G telecommunications equipment and supplier of hi-tech telecommunication equipment to the telecommunications industry in 2007. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company had decided to dispose off the supplier of 3G telecommunication equipment, Sono, during the three month period ended March 31, 2007 and has determined that the battery components manufacturer is the only reportable segment. The operations of Sono have been presented separately, as held for sale, in the consolidated financial statements as of March 31, 2007.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note O – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $12,242,511 as of March 31, 2008 and the Company's operations do not generate sufficient cash to cover its operating costs. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Much of the discussion in this Item is "forward looking." Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The following table presents the statement of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The discussion following the table is based on these results.
	March 31, 2008	March 31, 2007

Revenue, net	$483,210	$1,638,988

Cost of sales	534,336	1,160,984

Gross profit	(51,126)	478,004

Operating Expenses
Selling expense	6,566	6,093
General and administrative expenses	132,263	1,567,284
Total operating expenses	138,829	1,573,377

Income (loss) from operations	(189,955)	(1,095,373)

Other (Income) Expense
Other income, net	(17,032)	-
Miscellaneous (income) expense	(4,474)	-
Interest (income) expense	(4,903)	366

Total Other Expense	(26,409)	366

Income (loss) before income taxes	(163,546)	(1,095,739)

Provision for income taxes	-	59,269

Income (loss) from continuing operations	(163,546)	(1,155,008)

Discontinued operations
Loss on disposal of subsidiary	-	(27,269)

Net Income (loss)	$(163,546)	$(1,182,277)

Net Sales

Net sales for the three months ended March 31, 2008 totaled $483,210 compared to $1,638,988 for the three months ended March 31, 2007, a decrease of $1,155,778, or approximately 71%. The decrease in sales for E’Jenie was due to decrease in demand from our customers as a result of increased competition and also due to the appreciation of our local currency (RMB), cost of raw material and the change in export policy by China Government in early 2007. Until we are able to develop new products or establish new business contact, we will continue to see decrease in sales as our customers continue to lose purchase orders from abroad as result of those reasons and had to find other vendors who could offer products at a lower price, and also lower quality.

Cost of Sales

Cost of sales for the three months ended March 31, 2008 totaled $534,336 or approximately 111% of net sales compared to $1,160,984 or 70.8% of net sales for the three months ended March 31, 2007, a decrease of $626,648 or approximately 54%. The decrease was due to decreased net revenue for the three months ended March 31, 2008. The percentage cost of sales increased 40.2% due to the change of labor cost structures. In order to retain skilled workers, the company decided to use fixed salary instead of variable salary based on quantity of units produced.

Operating Expense

Selling and general and administrative expenses for the three months ended March 31, 2008 totaled $138,829 or approximately 28.7% of net sales compared to $1,573,377 or approximately 96% of net sales for the three months ended March 31, 2007, a decrease of $1,434,548 or approximately 91%. The decrease in general and administrative expenses was primarily due an impairment loss of $1,295,556 recognized for the three months ended March 31, 2007 and the increase in accounting , legal and other professional fees related to the SEC comment letters related to our financial statements in 2007.

Income (Loss) from Operations
Income (loss) from operations for the three months ended March 31, 2008 totaled $(189,955) or approximately 39% of net sales compared to $(1,095,373) or approximately 66.8% of net sales for the three months ended March 31, 2008, a decrease of $905,418 or approximately 83%. The decrease in loss from operations was primarily due to the recognition of impairment loss during the three months ended March 31, 2007.

Net Income
Net income (loss) for the three months ended March 31, 2008 totaled $(163,546) compared to $(1,182,277) for the three months ended March 31, 2008, a decrease of $1,018,731 or approximately 86.1%. The decrease in net income was primarily due to reason described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $3,616,794 at March 31, 2008 and current assets totaled $4,437,234 at March 31, 2008. The Company's total current liabilities were $481,788 at March 31, 2008. Working capital at March 31, 2008 was $3,955,446. During the three months ended March 31, 2008 and 2007, net cash provided by (used in) operating activities were $(42,903) and $381,661, respectively.

Net cash provided by (used in) investing activities totaled $0 for the three months ended March 31, 2008, compared with $(3,223) for the same periods ended March 31, 2007.

Net cash provide by (used in) financing activities totaled $(279,540) for the three months ended March 31, 2008. The net cash change was $(177,332) and $(3,561) for the three months ended March 31, 2008 and 2007, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Zhongnan Xu		May 12, 2008
Zhongnan Xu	Chief Executive Officer