Form 10KSB/A
period 2004-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-08-07
CIK 1144320

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officer, the effectiveness of our disclosure controls and procedures for the annual period ended December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective based on the material weakness described below:

We concluded we have insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures; lack of competent financial management personnel with appropriate accounting knowledge and training; insufficient controls over our period-end financial close and reporting processes; ineffective controls over the accounting for acquisitions, in particular valuation and disclosure of the goodwill and intangible asset accounts and the related amortization and impairment expense accounts; and ineffective controls over reporting of discontinued operations.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.
We have engaged independent consultants to assist with the preparation of our financial statements and disclosure requirements on our behalf, including assisting with the evaluation of the acquisitions of our wholly-owned subsidiaries referenced elsewhere in this Report;

2.	We have commenced efforts to retain directors and officers who are more familiar and conversant with SEC reporting issues.

The remainder of the plan is dependent, in part, upon hiring additional accounting personnel, increased management oversight of accounting and reporting functions, re-design of accounting systems, reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 13. EXHIBITS.

Exhibit No.	Document Description
3.1	Articles of Incorporation (Exhibit 3.1 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
3.2	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
4.1	Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2/A, Amendment No. 8, filed with the Commission on March 22, 2002)
4.2	2004 Equity Incentive Plan (Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on March 2, 2004)
10.1	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine’s Garden and the Investors (Exhibit 4.1 to Form 8-K filed with the Commission on March 22, 2004)
10.2	Share Exchange Agreement and Plan of Reorganization (Exhibit 10.1 to the Form 8-K file September 29, 2004)
14.1	Code of Ethics (Exhibit 14.1 to the Form 10KSB filed on March 30, 2006)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (*)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (*)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (*)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2008.

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Zhongan Xu
Zhongan Xu
Chief Executive Officer and Chairman

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Title	Date

/s/ Zhongan Xu	Chief Executive Officer and Chairman	August 6, 2008
ZHONGAN XU

/s/ Jiangcheng Wu	Chief Financial Officer	August 6, 2008
JIANGCHENG WU

/s/ Mei Jin Bin	Secretary and Director	August 6, 2008
MEI JIN BIN

/s/ Xu Bao Dong	Director	August 6, 2008
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