Form 10KSB/A
period 2005-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-08-08
CIK 1144320

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

ITEM 8A. CONTROLS AND PROCEDURES.

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officer, the effectiveness of our disclosure controls and procedures for the annual period ended December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective based on the material weakness described below:

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

10.5	Sales Contract dated December 31, 2005 between Shenzhan E’Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co. (Exhibit 2.1 to Form 8-K field with the Commission on January 6, 2006)

10.6	Loan Agreement dated March 10, 2006, between China Digital Communication Group and United Private Equity (The Pacific) Limited. (Exhibit 2.1 to the Form 8-K filed March 15, 2006)

14.1	Code of Ethics. (Exhibit 14.1 to the Form 10KSB filed on March 30, 2006)

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2008..

CHINA DIGITAL COMMUNICATION GROUP

By:	/s/ Zhongnan Xu
Name: Zhongnan Xu
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Zhongnan Xu	Chairman and Chief Executive Officer	August 6, 2008
Zhongnan Xu	(Principal Executive Officer)

/s/ Jiangcheng Wu	Chief Financial Officer	August 6, 2008
Jiangcheng Wu	(Principal Financial and Accounting Officer)

/s/ Xu Bao Dong	Secretary	August 6, 2008
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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

The effect of the restatements is as follows:

CONSOLIDATED BALANCE SHEET
	Reported	Restated
	2005	2005

Amortizable intangible assets, net	$-	$2,954,616
Goodwill	1,865,067	7,039,593
Total Other Assets	1,868,167	9,997,309
Total Assets	7,318,149	15,447,291

Accounts payable and accrued expenses	903,467	856,747
Income tax payable	100,822	56,322
Total Liabilities	1,507,939	1,416,719

Additional paid in capital	2,913,114	13,107,324
Statutory reserve	94,327	105,849
Other comprehensive income	111,684	61,682
Retained earnings	2,636,624	701,251
Total Stockholders' Equity	5,810,210	14,030,572
Total Liabilities and Stockholders' Equity	$7,318,149	$15,447,291

CONSOLIDATED STATEMENTS OF OPERATIONS
	Reported	Restated
	2005	2005
General and administrative expenses	$839,418	$1,202,359
Goodwill impairment		1,213,843
Total operating expenses	1,005,198	2,581,982
Loss from operations	2,765,031	1,188,247
Income (loss) before income taxes	2,736,052	1,159,268
Net income (loss)	2,624,279	1,047,496
Other comprehensive income
Foreign currency translation	71,075	61,682
Comprehensive Income (Loss)	$2,695,354	$1,109,178
Net income (loss) per share:
Basic and diluted	$0.05	$0.02

CONSOLIDATED STATEMENTS OF OPERATIONS
	Reported	Restated
	2004	2004
Sale, net	$2,338,718	1,412,276
Cost of revenue	1,294,346	718,785
Gross profit	1,044,372	693,491
Selling expenses	55,416	46,793
General and administrative expenses	227,082	261,751
Total operating expenses	880,498	906,544
Loss from operations	163,874	(213,053)
Miscellaneous (income) expense	145	5,141
Interest expense	7,384	3,468
Total Other (Income) Expense	7,523	8,603
Income (loss) before income taxes	156,351	(221,656)
Provision for income taxes	44,500	13,555
Net income (loss)	111,851	(235,211)

Net income (loss) per share:
Basic and diluted	0.00	$(0.01)
Basic and diluted	39,172,889	40,496,438

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