Form 10QSB/A
period 2006-09-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-08-08
CIK 1144320

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures for the quarter ended September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective based on the material weakness described below:

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

Date: August 6, 2008	CHINA DIGITAL COMMUNICATION GROUP

	By:	/s/ Zhongnan Xu
Name: Zhongnan Xu Title: Chairman and Chief Executive Officer