Form 10KSB/A
period 2006-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-08-08
CIK 1144320

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures for the annual period ended December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective based on the material weakness described below:

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

Date: August 6, 2008	CHINA DIGITAL COMMUNICATION GROUP

	By:	/s/ Zhongnan Xu
ZHONGNAN XU Chairman and Chief Executive Officer
Date:		August 6, 2008

POWER OF ATTORNEY

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhongnan Xu	Chief Executive Officer and Chairman of the Board of Directors	August 6, 2008
ZHONGNAN XU

/s/ Jiangcheng Wu	Chief Financial Officer	August 6,, 2008
JIANGCHENG WU

/s/ Xu Bao Dong	Secretary	August 6,, 2008
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