Form 10QSB/A
period 2007-03-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-08-08
CIK 1144320

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officer, the effectiveness of our disclosure controls and procedures for the quarter ended March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective based on the material weakness described below:

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date:  August 6, 2008