Form 10QSB/A
period 2007-06-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-08-08
CIK 1144320

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

The effect of the correction of the error is as follows:
CONSOLIDATED BALANCE SHEETS

	Restated	Reported
	2007	2007

Other Assets
Goodwill	$7,039,593	$8,253,436
Total Other Assets	10,018,287	11,232,130
Total Assets	15,968,478	17,182,321
Stockholders' Equity
Statutory reserve	289,931	273,809
Other comprehensive income	632,709	572,029
Accumulated deficit	(2,966,115)	(1,675,470)
Total Stockholders' Equity	14,906,189	16,120,031
Total Liabilities and Stockholders' Equity	$15,968,478	$17,182,321

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006
	(Reported)	(Restated)	(Reported)	(Restated)
General and administrative expenses	$333,548	$416,777	$498,321	$664,779
Total operating expenses	342,139	425,368	514,106	680,564
Income (loss) from operations	566,211	482,982	1,368,524	1,202,066
Income (loss) before income taxes	506,207	422,978	1,283,527	1,117,069
Net income (loss)	474,105	390,876	1,210,888	1,044,430
Foreign currency translation	88,591	44,207	179,937	169,862
Comprehensive Income (Loss)	$562,696	$435,083	$1,390,825	$1,214,292
Net income (loss) per share
Basic	$0.01	$0.01	$0.02	$0.02
Diluted	$0.01	$0.01	$0.02	$0.02

CONSOLIDATED STATEMENTS OF CASH FLOWS
	6/30/2006	6/30/2006
	Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,210,888	$1,044,430
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of intangible	-	166,458
Total Adjustments	(685,105)	(518,647)
Net cash provided by operating activities	525,783	525,783

Disclosure for each separate adjustment made to the financial statements and the impact on each line item of the financial statements.

ASSETS
	Original			Restated
	6/30/07		Adjustments	6/30/07
Current Assets
Cash and cash equivalents	$815,571			$815,571
Accounts receivable, net	515,353		-	515,353
Inventory	479,602		-	479,602
Prepaid expenses	1,682		-	1,682
Other receivables	3,075,331		-	3,075,331

Total Current Assets	4,887,539			4,887,539

Fixed Assets, net	1,062,652		-	1,062,652

Total Fixed Assets	1,062,652			1,062,652

Other Assets
Deposits	8,530		-	8,530
Amortizable intangible assets, net	2,970,164		-	2,970,164
Goodwill	8,253,436	1	(1,213,843)	7,039,593

Total Other Assets	11,232,130			10,018,287

Total Assets	$17,182,321			$15,968,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$624,690		-	$624,690
Loan payable - related party	174,600.00		-	174,600
Current portion, debt	263,000		-	263,000

Total Current Liabilities	1,062,290			1,062,290

Stockholders' Equity

Common stock	54,461	1	(1)	54,460
Preferred stock	7,576			7,576
Additional paid in capital	16,887,626	1	1	16,887,627
Statutory reserve	273,809	1	16,122	289,931
Other comprehensive income	572,029	1	60,680	632,709
Retained earnings (deficit)	(1,675,470)	1	(1,290,645)	(2,966,115)

Total Stockholders' Equity	16,120,031			14,906,188

Total Liabilities and Stockholders' Equity	$17,182,321			$15,968,478

AJE #	ACCOUNT	DR	CR
	Common stock	1
	Additional paid in capital		1
	Accumulated amortization		1,213,843
	Statutory reserve		16,122
	Other comprehensive income		60,680
	Retained earnings	1,290,645

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures for the quarter ended June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective based on the material weakness described below:

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

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 Date:  August 7, 2008