Form 10QSB/A
period 2007-09-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-08-08
CIK 1144320

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

Note R - RESTATEMENTS

Subsequent to the issuance of the Company's financial statements for the nine month period ended September 30, 2007, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the operations of Galaxy View and the goodwill impairment related to Galaxy View should have been presented as part of discontinued operations.

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2007	September 30, 2007	September 30, 2007	September 30, 2007
	(Reported)	(Restated)	(Reported)	(Restated)
Goodwill impairment	$-	$-	$1,295,556	$-
Bad debt	-	(522,584)	-	(131,062)
Total operating expenses	457,477	(65,107)	2,294,099	867,481
Income (loss) from operations	(612,718)	(90,134)	(2,238,158)	(811,540)
Other (income) expense
Bad debt recovery	(522,584)	-	(131,062)	-
Total Other (Income) Expense	(540,357)	(17,773)	(141,150)	(10,088)
Income (loss) before income tax	(72,361)	(72,361)	(2,097,008)	(801,452)
Goodwill impairment	-	-	-	(1,295,556)

Net income (loss) per share from continuing operations
Basic	$-	$-	$(0.04)	$(0.01)
Dilute	$-	$-	$(0.04)	$(0.01)

CONSOLIDATED STATEMENTS OF INCOME

	Three Month Periods Ended		Nine Month Periods Ended

	Reported	Restated	Reported	Restated
	9/30/06	9/30/06	9/30/06	9/30/06
General and administrative expenses	$251,488	$334,718	$749,809	$999,495
Total operating expenses	288,301	371,531	802,407	1,052,093
Loss from operations	1,378,664	1,295,434	2,747,188	2,497,501
Income (loss) before income taxes	1,318,170	1,234,940	2,601,697	2,352,010
Net income (loss)	1,317,960	1,234,730	2,528,848	2,279,161
Foreign currency translation	(163,261)	15,282	16,676	247,074
Comprehensive Income (Loss)	1,154,699	1,250,012	2,545,524	2,526,235
Net income (loss) per share:
Basic and diluted	$0.02	$0.02	$0.05	$0.04

CONSOLIDATED STATEMENTS OF CASH FLOWS

	9/30/2007	9/30/2007
	Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Accounts payable and accrued expenses	(548,490)	(159,745)

Total Adjustments	2,615,256	3,004,001
Net cash provided by operating activities from continued operations	445,035	833,780
Net cash provided by operating activities	2,573,000	2,961,745

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from loan payable	388,745	-
Net cash provided by financing activities from continued operations	388,745	-

CONSOLIDATED STATEMENTS OF CASH FLOWS

	9/30/06	9/30/06
CASH FLOWS FROM OPERATING ACTIVITIES	(Reported)	(Restated)
Net income	$2,528,848	$2,279,161
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization		249,686
Accounts payable and accrued expenses	(545,029)	(794,988)
Total adjustments	(1,030,161)	(1,030,434)
Net cash provided by operations	1,498,687	1,248,727

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(3,249,960)	(3,000,000)
Net cash provided by financing activities	(249,960)	-

Disclosure for each separate adjustment made to the financial statements and the impact on each line item of the financial statements.

ASSETS

	Original		Restated
	9/30/07	Adjustments	9/30/07
Current Assets
Cash and cash equivalents	$4,421,552		$4,421,552
Accounts receivable, net	267,141	-	267,141
Inventory	204,285	-	204,285
Other receivables	1,757	-	1,757
Total Current Assets	4,894,735		4,894,735

Fixed Assets, net	1,018,877	-	1,018,877

Total Fixed Assets	1,018,877		1,018,877

Other Assets
Other assets	84,950	-	84,950
Deposits	-	-	-
Amortizable intangible assets, net	2,890,434	-	2,890,434
Goodwill	7,039,593	-	7,039,593

Total Other Assets	10,014,977		10,014,977

Total Assets	$15,928,589		$15,928,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$460,195	-	$460,195
loan payable	266,800		266,800
Loan payable - related party	174,600	-	174,600
Current portion, debt	-	-	0

Total Current Liabilities	901,595		901,595

Stockholders' Equity

Common stock	54,461	-	54,461
Preferred stock	7,576	-	7,576
Additional paid in capital	16,887,626	-	16,887,626
Statutory reserve	105,849	-	105,849
Other comprehensive income	696,965	-	696,965
Accumulated deficit	(2,725,483)	-	(2,725,483)

Total Stockholders' Equity	15,026,994		15,026,994

Total Liabilities and Stockholders' Equity	$15,928,589		$15,928,589

	Original			Restated
	9/30/07		Adjustments	9/30/07

Sales, net	$2,344,350		-	$2,344,350

Cost of sales	2,288,409		-	2,288,409

Gross profit	55,941			55,941

Selling expense	18,546		-	18,546
General and administrative expenses	979,997			979,997
Goodwill Impairment	1,295,556	1	(1,295,556)	-
Bad debt	-	2	(131,062)	(131,062)

Income (loss) from operations	(2,238,158)			(811,540)

Other (Income) Expense
Interest income	(8,599)			(8,599)
Miscellaneous expense	(1,489)		-	(1,489)
Bad debt recovery	(131,062	2	131,062	-

Total Other (Income) Expense	(141,150)			(10,088)

Income (loss) before income taxes	(2,097,008)			(801,452)

Provison for income taxes	-		-	-

Income (loss) from continuing operations	(2,097,008)			(801,452)

Discontinued operations
Loss on disposal of subsidiary	(35,635)			(35,635)
Goodwill impairment	-	1	(1,295,556)	(1,295,556)
Income (loss) from discontinued operations	(37,578)			(37,578)

Net income (loss)	$(2,170,221)			$(2,170,221)

AJE #	ACCOUNT	DR	CR
1	Goodwill impairment	1,295,556
	Goodwill impairment		1,295,556

	Present the impairent from Galaxy view as discontinued operations.

2	Bad Debt	131,062
	Bad Debt		131,062

	Present bad debt recovered as part of operating expense.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures for the quarter ended September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective based on the material weakness described below:

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

CHINA DIGITAL COMMUNICATION GROUP

Date: August 7, 2008	By:	/s/ Zhongnan Xu
Zhongnan Xu Chief Executive Officer