Form 10-Q
period 2008-06-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-08-14
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA DIGITAL COMMUNICATION GROUP
(Exact name of registrant as specified in the Charter)

Nevada		91-2132336
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

NO. 2222 Jintian Road, Anlian Building
15th Floor A-01 and A-02, Futian
Shenzhen, China
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2008: 54,460,626 shares of common stock.

CHINA DIGITAL COMMUNICATION GROUP

FORM 10-Q

June 30, 2008

 PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA DIGITAL COMMUNICATION GROUP AND
SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statements of Cash Flow	5

Notes to unaudited Condensed Consolidated Financial Statements	6

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$3,909,943	$3,794,126
Accounts receivable	498,116	254,374
Inventory	415,835	886,806
Prepaid expenses	-	1,726
Total current assets	4,823,894	4,937,032

Plant, property & equipment, net	970,796	1,011,601

Other assets
Other assets	-	8,530
Tax receivable	59,692	183,020
Intangible assets, net	907,981	927,617
Total other assets	967,673	1,119,167

Total assets	$6,762,363	$7,067,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$617,384	$725,333
Loan payable	-	274,200
Loan payable to related party	174,600	174,600
Total current liabilities	791,984	1,174,133

Stockholders' equity
Common stock, $.001 par value, 140,000,000 shares authorized, 54,460,626, issued and outstanding	54,460	54,460
Preferred stock, $.001 par value, 7,575,757 shares authorized, 7,575,757 issued and outstanding	7,576	7,576
Additional paid in capital	16,950,348	16,950,348
Statutory reserve	105,848	105,849
Other comprehensive income	1,109,095	854,398
Accumulated deficit	(12,256,948)	(12,078,964)
Total stockholders' equity	5,970,378	5,893,667

Total liabilities and stockholders' equity	$6,762,363	$7,067,800

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three month periods ended June 30,		Six month periods ended June 30,
	2008	2007	2008	2007

Revenue, net	$1,173,557	$368,823	$1,663,923	$2,007,811

Cost of sales	1,086,774	635,645	1,629,024	1,796,629
Gross profit (loss)	90,347	(266,822)	34,899	211,182

Operating expenses
Selling expense	8,072	7,273	14,736	13,366
General and administrative expenses	162,670	778,556	295,675	1,050,284
Recovery from inventory reserve	(59,799)	-	(59,799)	-
Total operating expenses	110,943	785,829	250,612	1,063,650

Loss from operations	(20,596)	(1,052,651)	(215,713)	(852,468)

Other (Income) expense
Other income, net	-	-	(17,284)	-
Miscellaneous (income) expense	8,857	-	(4,317)	-
Interest (income) expense	(11,152)	7,319	(16,128)	7,685
Total other (income) expense	(20,009)	7,319	(37,729)	7,685

Loss before income taxes	(586)	(1,059,970)	(177,984)	(860,153)

Provision for income taxes	-	(59,269)	-	-

Loss from continuing operations	(586)	(1,000,701)	(177,984)	(860,153)

Discontinued operations
Loss on disposal of subsidiary	-	(8,366)	-	(35,635)
Goodwill impairment	-	-	-	(1,295,556)
Loss from discontinued operations	-	(37,578)	-	(37,578)
Total loss from disontinued operations	-	(45,944)	-	(1,368,769)

Net loss	(586)	(1,046,645)	(177,984)	(2,228,922)

Other comprehensive income
Foreign currency translation	24,632	83,363	254,697	263,422

Comprehensive loss	$24,045	$(963,282)	$76,712	$(1,965,500)

Net loss per share from continuing operations
Basic & diluted	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Net income (loss) per share from discontinued operations
Basic & diluted	$0.00	$(0.00)	$0.00	$(0.02)

Net loss per share from net loss
Basic & diluted	$(0.00)	$(0.02)	$(0.00)	$(0.04)

Weighted average number of shares outstanding:
Basic & diluted	54,460,626	54,460,626	54,460,626	54,460,626

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six month periods ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177,984)	$(2,228,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	162,064	271,993
Goodwill & intangible assets impairment	-	1,295,556
Loss on disposal of subsidiary	-	35,635
(Increase) / decrease in current assets:
Accounts receivables	(221,085)	1,120,969
Inventory	513,202	(186,009)
Other receivables	-	11,860
Prepaid expense	1,726	14,664
Deposits	8,530	(5,430)
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(144,244)	(4,313)
Tax payable	131,317	(74,306)

Total Adjustments	451,510	2,480,618

Net cash provided by operating activities from continuing operations	273,526	251,696
Net cash provided by operating activities from discountinued operations	-	2,075,506
Net cash provided by operating activities	273,526	2,327,202

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(5,929)	(59,721)

Net cash used in investing activities from continuing operations	(5,929)	(59,721)
Net cash used in investing activities from discontinued operations		(2,583,914)
Net cash used in investing activities	(5,929)	(2,643,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(283,680)	-
Net cash used in financing activities of entity disposed	-	-
Net cash used in financing activities from discontinued operations	-	-
Net cash used in financing activities	(283,680)	-

Effect of exchange rate changes on cash and cash equivalents	131,900	57,169

Net increase (decrease) in cash and cash equivalents	115,817	(259,264)

Cash and cash equivalents, beginning balance	3,794,126	1,074,835

Cash and cash equivalents, ending balance	$3,909,943	$815,571

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$59,642

Interest payments	$-	$9,355

Non cash transactions:

Promisory note for the sale of Galaxy View	$-	$3,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

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
June 30, 2008
(UNAUDITED)

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by China Digital, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the six months period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Translation Adjustment

As of June 30, 2008, the accounts of E’Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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
June 30, 2008
(UNAUDITED)

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2008 and December 31, 2007, the company did not reserve any allowance for doubtful debts.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2008 and December 31, 2007, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory	June 30, 2008	December 31, 2007

Raw Material	$149,292	$450,578
Work-in-process	26,803	28,475
Finished goods	239,739	407,753
	$415,835	$886,806

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

As of June 30, 2008 and December 31, 2007, Property, Plant & Equipment consist of the following:

	June 30, 2008	December 31, 2007

Machinery	$954,132	$890,853
Automobile	36,309	34,119
Office equipment	17,380	16,332
Building	587,217	551,798

	1,595,038	1,493,102

Accumulated depreciation	(624,242)	(481,501)

	$970,796	$1,011,601

Depreciation expenses were $108,724 and $101,185 for the six months periods ended June 30, 2008, and 2007.

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
June 30, 2008
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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

Recent accounting pronouncements

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
June 30, 2008
(UNAUDITED)

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

Note C –INTANGIBLE ASSETS AND GOODWILL

Intangible assets

As of June 30, 2008 and December 31, 2007 intangible assets consist of the following:

	June 30, 2008	December 31, 2007
Customer relationship	$2,691,445	$2,691,445
Design	366,850	366,850
Proprietary technology	270,850	270,850
Land rights	587,217	551,798
Intangible assets	3,916,362	3,880,943

Impairment in 2007	(1,972,598)	(1,972,598)

Accumulated amortization	(1,035,783)	(980,728)

Intangible, net	$907,981	$927,617

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

The intangible assets are amortized over 10-30 years. Amortization expenses were $53,340 and $ 108,723 for the six months periods ended June 31, 2008 and 2007.

Amortization expenses for the Company’s intangible assets over the next five fiscal years is estimated to be:

June 30, 2009	106,680
June 30, 2010	106,680
June 30, 2011	106,680
June 30, 2012	106,680
June 30, 2013	106,680
After	374,581
Total	$907,981

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

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

The Company evaluated value of the subsidiaries based upon market value and expected present value of future cash flows and recorded an impairment of $1,295,556 for the six months period ended June 30, 2007.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

Note D –TAX RECEIVABLE

As of June 30, 2008 and December 31, 2007, tax payable comprised of the following:

	June 30, 2008	December 31, 2007
Income tax receivable	$83,344	$104,481
VAT tax	(23,652)	78,539

Total	$59,692	$183,020

Note E – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of June 30, 2008 and December 31, 2007, accounts payable & accrued expenses comprised of the following:

	June 30, 2008	December 31, 2007
Accounts payable and accrued expenses	$397,754	$489,449
Accrued payroll	63,381	46,149
Welfare payable	156,249	189,735

Total	$617,384	$725,333

Note F – LOAN PAYABLE

As of December 31, 2007, the Company had an unsecured, due on demand, non interest-bearing loan payable in the amount of $274,200 to a third party. The loan was paid off in February 2008.

Note G – OTHER INCOME, NET

As of June 30, 2008, the Company has other income (net) amounting to $17,284 related to selling raw material which was not regular operation of the Company. The revenue and the cost of revenue was $275,436 and $258,152 respecively.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

Note H – INCOME TAXES

The Company is registered in the State of Navada and has operations in primarily two tax jurisdictions - the PRC, British Virgin Island and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of June 30, 2007. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the six month periods ended June 30, 2008 and 2007:

	2008	2007
US Current Income Tax Expense (Benefit)
Federal	$-	$-
State	-	-
	$-	$-
PRC Current Income Expense (Benefit)	$-	$-

Total Provision for Income Tax	$-	$-

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

United States of America

As of June 30, 2008, the Company in the United States had approximately $184,606 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2008 and December 31, 2007.

	June , 30, 2008	December 31, 2007
Net operation loss carry forward	$184,606	$11,305,150
Total deferred tax assets	1,300,184	1,189,051
Less: valuation allowance	(1,300,184)	(1,189,051)
Net deferred tax assets	$-	$-

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

As of June 30, 2008, the Company’s PRC subsidiary had net operating gain in the amount of $6,682. However, the Company had net operating loss carry forwards from prior years which can be carried forward 5 years to offset this year’s taxable income. The deferred tax assets for the PRC subsidiary at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of June 30, 2008 and December 31,2007.

	June 30, 2008	December 31, 2007
Net operation gian (loss) carry forward	$6,682	$(225,600)
Total deferred tax assets	54,119	33,840
Less: valuation allowance	(54,119)	(33,840)
Net deferred tax assets	$-	$-

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Aggregate:
Total deferred tax assets	$1,354,303	$1,222,891
Less: valuation allowance	(1,354,303)	(1,222,891)
Net deferred tax assets	$-	$-

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

Note I – STOCK OPTIONS

The Company adopted SFAS 123(R) on November 1, 2005 using the modified prospective method. Prior to the adoption of SFAS 123(R) the Company did not have any stock options.

The outstaning options as of June 30, 2008 and December 31, 2007 listed as follow:

Number of Shares
Outstanding at January 01, 2007	200,000
Granted	-
Exercised	-
Canceled	-

Outstanding at December 31, 2007	200,000

Granted	-
Exercised	-
Canceled	-

Outstanding at June 30, 2008	200,000
Exercisable at June 30, 2008	200,000

Weighted average price and intrinsic value of outstanding options are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$0.530	100,000	0.47	$0.530	100,000	$0.530	-
$0.702	150,000	0.24	$0.702	150,000	$0.702	-

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

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

In accordance with the Chinese Cooperation Law, the company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company did not reserve any amount for the periods ended June 30, 2008 and December 31, 2007.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

Note K – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at June 30, 2008 and December 31, 2007 are as follows:

Transaltion Adjustment
Balance at December 31, 2006	$369,287
Change for 2007	458,111
Balance at December 31, 2007	854,398
Change for 2008	254,620

Balance at June 30, 2008	$1,109,018

Note L – RELATED PARTY TRANSACTIONS

As of June 30, 2008 and December 31, 2007, the Company has an unsecured, due on demand, non interest-bearing loan from Xuemei Fang, an officer and director, in the amount of $174,600.

Note M–SEGMENT REPORTING

The Company had two principal operating segments which were: battery components manufacturer and supplier of 3G telecommunications equipment, and supplier of hi-tech telecommunication equipment to the telecommunications industry in 2007. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company had decided to dispose off the supplier of 3G telecommucations equipment, Sono, during the three month period ended March 31, 2007 and has determined that the battery components manufacturer is the only reportable segment. The operations of Sono have been presented separately, as held for sale, in the consolidated financial statements as of March 31, 2007.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

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

Note O – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $12,256,948 as of June 30, 2008 and the Company's operations do not generate sufficient cash to cover its operating costs. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps include: 1) to continue actively seeking additional funding and restructure or sell the acquired subsidiaries to increase profits and minimize the liabilities 2) to actively search for synergistic companies for investment.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table presents the statement of operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The discussion following the table is based on these results.

	June 30, 2008	June 30, 2007

Revenue, net	$1,173,557	$368,823

Cost of sales	1,086,774	635,645

Gross profit	90,347	(266,822)

Operating Expenses
Selling expense	8,072	7,273
General and administrative expenses	162,670	778,556
Recovery from inventory reserve	(59,799)	-
Total operating expenses	110,943	785,829

Income (loss) from operations	(20,596)	(1,052,651)

Other (Income) Expense
Other (income) expense, net	-	-
Miscellaneous (income) expense	(8,857)	-
Interest (income) expense	(11,225)	7,319

Total Other Expense	(20,009)	7,319

Income (loss) before income taxes	(586)	(1,059,970)

Provision for income taxes	-	(59,269)

Income (loss) from continuing operations	(586)	(1,000,701)

Discontinued operations
Loss on disposal of subsidiary	-	(8,366)
Loss from discontinued operations	-	(37,578)

Net Income (loss)	$(586)	$(1,046,645)

Net sales
Net sales for the three months ended June 30, 2008 totaled $1,173,557 compared to $368,823 for the three months ended June 30, 2007, an increase of $811,890, or approximately 218%. The increase in sales was due to a general increase in business from our customer base.

Cost of Sales
Cost of sales for the three months ended June 30, 2008 totaled $1,086,774 or approximately 93% of net sales compared to $635,645 or 172% of net sales for the three months ended June 30, 2007, an increase of $451,129 or approximately 71%. As a percentage of net sales cost of sales decreased from 172.3% to 92.7%. The decrease as a percentage of net sales was due to our ability to increase our sales while maintaining a level of fixed costs.

Operating Expense
Selling and general and administrative expenses for the three months ended June 30, 2008 totaled $110,943 or approximately 9.5% of net sales compared to $785,829 or approximately 213% of net sales for the three months ended June 30, 2007, a decrease of $674,886 or approximately 86%. The decrease in general and administrative expenses was primarily due to the reduction and consolidation of our United States office and staff. In addition our fees for professional services, legal, audit and accounting decreased during current quarter compared to the period ended in June 2007.

Income (Loss) from Operations
Loss from operations for the three months ended June 30, 2008 totaled $(20,596) or approximately 1.8% of net sales compared to $(1,052,65) or approximately 285% of net sales for the three months ended June 30, 2007, a decrease of $1,032,055 or approximately 98%. The decrease in loss from operations was primarily due to the reasons as stated above related to the increase in our net sales and the decrease in our cost of sales and operating expenses.

Other (Income) Expense
During the three months ended June 30, 2008 we had other expense of $(20,009) compared to other expense of $7,319 for the three months ended June 30, 2007, an decrease in income of $(27,328). This increase is due to an increase in our interest income due to higher cash balances from the sale of one of our subsidiaries, Galaxy View.

Net Income
Net loss for the three months ended June 30, 2008 totaled $(586) compared to $(1,046,645) for the three months ended June 30, 2007, a decrease of $1,046,059 or approximately 99.9%. The decrease in net loss was primarily due to reason described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table presents certain consolidated statement of operations information for the six months ended June 30, 2008 and 2007. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	June 30, 2008	June 30, 2007

Revenue, net	$1,663,923	$2,007,811

Cost of sales	1,629,024	1,796,629

Gross profit	34,899	211,182

Operating Expenses
Selling expense	14,736	13,366
General and administrative expenses	295,675	1,050,284
Recovery from inventory reserve	(59,799)	-
Total operating expenses	250,612	1,063,650

Income (loss) from operations	(215,713)	(852,468)

Other (Income) Expense
Other (income) expense, net	(17,284)	-
Miscellaneous (income) expense	(4,317)	-
Interest (income) expense	(16,128)	7,685

Total Other Expense	(37,729)	7,685

Income (loss) before income taxes	(177,984)	(860,153)

Provision for income taxes	-	-

Income (loss) from continuing operations	(177,984)	(860,153)

Discontinued operations
Loss on disposal of subsidiary	-	(35,635)
Goodwill impairment	-	(1,295,556)
Loss from discontinued operations	-	(37,578)

Net Income (loss)	$(177,984)	$(2,228,922)

Net Revenue
Net sales for the six months ended June 30, 2008 totaled $1,633,923 compared to $2,007,811 for the six months ended June 30, 2007, a decrease of $343,888, or approximately 17%. The decrease was due to a fluctuation in our sales. The first quarter sales of 2007 were very high as compared to the second quarter sales of 2007. The opposite happened in the first quarter of 2008 our sales were very low but in the second quarter of 2008 our sales increased. Our sales tend to fluctuate quarter to quarter based on the needs of our customer base.

Cost of Sales
Cost of sales for the six months ended June 30, 2008 totaled $1,629,024 or approximately 98% of net sales compared to $1,796,629 or 89% of net sales for the six months ended June 30, 2007, a decrease of $167,605 or approximately 9%. As a percentage of net sales our cost of sales increased to 98% as compared to 89% in the same period of 2007, and increase of 9%. The increase as a percentage of sales was due to our fixed overhead costs. We can produce more revenue with the same fixed overhead, however our sales decreased from 2007 to 2008.

Operating Expense
General and administrative expenses for the six months ended June 30, 2008 totaled $250,612 or approximately 15% of net revenue compared to $1,063,650 or approximately 53% of net revenue for the six months ended June 30, 2007. The decrease in operating expense of $813,038 or approximately 76% was due to the reduction and consolidation of our United States office and staff. In addition our fees for professional services, legal, audit and accounting decreased during current six months compared to the period ended in June 2007.

Income (Loss) from Operations
Loss from operations for the six months ended June 30, 2008 totaled $(215,713) or approximately 13% of net revenue compared to $(852,468) or approximately 42% of net revenue for the six months ended June 30, 2007, a decrease of $636,755 or approximately 75%. The decrease in loss from operations was primarily due to the decrease in our operating expenses as described above.

Other (Income) Expense
During the six months ended June 30, 2008 we had other income of $37,729 compared to other expense of $7,685 for the three months ended June 30, 2007, an increase in income of $45,414. This increase is due to an increase in our interest income due to higher cash balances from the sale of one of our subsidiaries, Galaxy View.

Net Income (Loss)
Net loss for the six months ended June 30, 2008 totaled $(177,984) compared to $(2,228,922) for the six months ended June 30, 2007, a decrease of $2,050,938 or approximately 92%. The decrease in net loss was primarily due to expenses in the six months ended June 30, 2007 related to losses from discontinued operations of 1,368,769 and the decrease in our net loss from operations as described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $3,909,943 at June 30, 2008 and current assets totaled $4,823,894 at June 30, 2008. The Company's total current liabilities were $791,984 at June 30, 2008. Working capital at June 30, 2008 was $4,031,910. During the six months ended June 30, 2008 and 2007, net cash provided by (used in) operating activities were $273,526 and $2,327,202, respectively.

Net cash provided by (used in) investing activities totaled $(5,929) for the six months ended June 30, 2008, compared with $(2,643,635) for the same periods ended June 30, 2007.

Net cash provide by (used in) financing activities totaled $(283,680) for the six months ended June 30, 2008. The net cash change was $115,817 and $(259,264) for the six months ended June 30, 2008 and 2007, respectively.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA DIGITAL COMMUNICATION GROUP

Date: August 12, 2008	By:	/s/ Xu Zhongnan
Xu Zhongnan
Chief Executive Officer