Form 10KSB/A
period 2007-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-10-15
CIK 1144320

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

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB filed by China Digital Communication Group (the “Company”) on March 27, 2008 (the “Original 10-KSB”). The Company is amending Item 8A (Controls and Procedures) to conclude that our disclosure controls and procedures are not effective, and deleting Item 9A (Controls and Procedures) in the Original 10-KSB because we failed to comply with the required disclosures under provisions of Item 308 in Regulation S-K.

Except as described above, no other changes have been made to the Original Report and have not been included in this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective because of the material weaknesses in our disclosure controls and procedures described below:

-	We failed to include certain required statements in the Management’s Annual Report on Internal Control Over Financial Reporting in our Form 10-KSB filed on March 27, 2008.

-	We failed to include the Disclosure of Changes in Internal Control Over Financial Reporting in our Form 10-KSB filed on March 27, 2008.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our disclosure controls and procedures:

1.
We have amended the Form 10-KSB to include all the required statements in the Management’s Report on Internal Controls Over Financial Reporting, as well as the Changes in Internal Control Over Financial Reporting;

2.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and

3.	Increase management oversight of accounting and reporting functions in the future.

Management’s Report on Internal Controls over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Therefore, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2007. As of September 30, 2007, we reported the following material weakness:

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

In the fourth quarter of 2007, we took the following steps to correct such material weaknesses:

-	we amended all our filings to correct all financial errors in our previous SEC filings;

-
we retained independent consultants, who are experts in U.S. accounting principles and SEC reporting rules, to help with the preparation of our annual and quarterly financial statements, to review our financial statements before filing, and to assist in determining the appropriate financial standards in accruing and non accruing transactions; and

-	our management personnel were also educated to comply with the disclosure requirement of Securities Exchange Act of 1934 and Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Other than as described above, there is no other changes in our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL COMMUNICATION GROUP

Date: October 15, 2008	By:	/s/ Xu Zhongnan
Xu Zhongnan
Chief Executive Officer