Form 10-Q/A
period 2008-03-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-10-15
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

China Digital Communication Group is filing this Amendment No. 1 on Form 10-Q for the purpose of amending the disclosure under Item 4T of the Quarter Report on Form 10-Q for the period ended March 31, 2008 filed with the U.S. Securities and Exchange Commission on May 15, 2008 (“Original Report”) revising our assessment of the Company's disclosure controls and procedures from effective to ineffective as of the end of the period covered by the Original Report.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective because of the material weakness in our disclosure controls and procedures described below:

-	We shall not include the Management’s Annual Report on Internal Control Over Financial Reporting in our Form 10-Q filed on May 15, 2008 which is not required in the quarter report;

-	We failed to include the Changes in Internal Control Over Financial Reporting in our Form 10-Q filed on May 15, 2008.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our disclosure controls and procedures:

1.	We have amended the Form 10-Q to include the Changes in Internal Control Over Financial Reporting, rather than the Management’s Report on Internal Controls Over Financial Reporting;

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