Form 10-Q
period 2008-09-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2008-11-14
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

CHINA DIGITAL COMMUNICATION GROUP
(Exact name of registrant as specified in the Charter)

Nevada		91-2132336
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

NO. 2222 Jintian Road, Anlian Building
15th Floor A-01 and A-02, Futian, Shenzhen, China
(Address of Principal Executive Offices)

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

Yes ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2008: 54,460,626 shares of common stock.

CHINA DIGITAL COMMUNICATION GROUP

FORM 10-Q

September 30, 2008

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	5

Unaudited Condensed Consolidated Statements of Income (Operations)	6

Unaudited Condensed Consolidated Statements of Cash Flow	7

Notes to unaudited Condensed Consolidated Financial Statements	8-22

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$6,144,096	$3,794,126
Accounts receivable	5,319,537	254,374
Inventory	211,715	886,806
Prepaid expenses	-	1,726
Total current assets	11,675,348	4,937,032

Plant, property & equipment, net	916,506	1,011,601

Other assets
Other assets	-	8,530
Tax receivable	-	183,020
Intangible assets, net	883,315	927,617
Total other assets	883,315	1,119,167

Total assets	$13,475,169	$7,067,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,942,102	$725,333
Tax payable	557,306	-
Loan payable	2,194,500	274,200
Loan payable to related party	174,600	174,600
Total current liabilities	5,868,508	1,174,133

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757 shares authorized,
7,575,757, issued and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000 shares authorized,
54,460,626, issued and outstanding	54,460	54,460
Additional paid in capital	16,950,348	16,950,348
Statutory reserve	273,949	105,849
Other comprehensive income	1,156,799	854,398
Accumulated deficit	(10,836,470)	(12,078,964)
Total stockholders' equity	7,606,661	5,893,667

Total liabilities and stockholders' equity	$13,475,169	$7,067,800

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three month periods ended September 30,		Nine month periods ended September 30,
	2008	2007	2008	2007

Revenue, net
Battery shell and cover	$1,320,495	$336,539	$3,002,366	$2,344,350
Battery distribution	5,869,592	-	5,869,592	-
	7,190,087	336,539	8,871,958	2,344,350
Cost of sales
Battery shell and cover	1,113,697	491,780	2,760,246	2,288,409
Battery distribution	3,921,243	-	3,921,243	-
	5,034,940	491,780	6,681,489	2,288,409
Gross profit (loss)	2,155,147	(155,241)	2,190,469	55,941

Operating expenses
Selling expense	53,624	5,180	68,518	18,546
General and administrative expenses	195,330	452,297	431,757	979,997
Recoverey from bad debt	-	(522,584)		(131,062)
Recovery from inventory reserve	(60,444)	-	(60,444)	-
Total operating expenses	188,510	(65,107)	439,831	867,481

Income (loss) from operations	1,966,637	(90,134)	1,750,639	(811,540)

Other (Income) expense
Other income, net	-	-	(17,470)	-
Miscellaneous expense	(335)	(1,489)	(4,649)	(1,489)
Interest (income) expense	29,836	(16,284)	13,534	(8,599)
Total other (income) expense	29,501	(17,773)	(8,585)	(10,088)

Income (loss) before income taxes	1,937,136	(72,361)	1,759,224	(801,452)

Provision for income taxes	348,632	-	348,632	-

Income (loss) from continuing operations	1,588,504	(72,361)	1,410,592	(801,452)

Discontinued operations
Loss on disposal of subsidiary	-	-	-	(35,635)
Goodwill impairment	-	-	-	(1,295,556)
Loss from discontinued operations	-	-	-	(37,578)
Total loss from disontinued operations	-	-	-	(1,368,769)

Net income (loss)	1,588,504	(72,361)	1,410,592	(2,170,221)

Other comprehensive income
Foreign currency translation	47,704	64,256	302,401	327,678

Comprehensive income (loss)	$1,636,208	$(8,105)	$1,712,993	$(1,842,543)

Net income (loss) per share from continuing operations
Basic	$0.03	$(0.00)	$0.03	$(0.01)
Diluted	$0.03	$(0.00)	$0.03	$(0.01)

Net loss per share from discontinued operations
Basic	$-	$-	$-	$(0.03)
Diluted	$-	$-	$-	$(0.03)

Net income (loss) per share from net loss
Basic	$0.03	$(0.00)	$0.03	$(0.04)
Diluted	$0.03	$(0.00)	$0.03	$(0.04)

Weighted average number of shares outstanding:
Basic	54,460,626	54,460,626	54,460,626	54,460,626
Diluted	54,460,626	54,470,795	54,460,626	54,460,626

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine month periods ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,410,592	$(2,170,221)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation expense	161,253	154,913
Amortization of intangible assets	83,996	262,832
Goodwill & intangible assets impairment	-	1,295,556
Loss on disposal of subsidiary	-	35,635
Recovery from inventory reserve	(60,444)	-
(Increase) / decrease in current assets:
Accounts receivables	(4,946,992)	1,379,374
Inventory	780,331	89,066
Other receivables	-	11,945
Prepaid expense	1,726	14,694
Deposits	8,530	(5,430)
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	2,132,317	(159,745)
Tax payable	737,535	(74,839)

Total Adjustments	(1,101,748)	3,004,001

Net cash provided by operating activities from continuing operations	308,844	833,780
Net cash provided by operating activities from discountinued operations	-	2,127,965
Net cash provided by operating activities	308,844	2,961,745

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from sale of subsidary	-	3,000,000
Acquisition of property and equipment	(5,993)	(60,150)
Net cash (used in) investing activities from continuing operations	(5,993)	2,939,850
Net cash used in investing activities from discontinued operations	-	(2,621,762)
Net cash provided by (used in) investing activities	(5,993)	318,088

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from loan payable	2,150,550	-

Effect of exchange rate changes on cash and cash equivalents	(103,431)	66,883

Net increase in cash and cash equivalents	2,349,970	3,346,716

Cash and cash equivalents, beginning balance	3,794,126	1,074,835

Cash and cash equivalents, ending balance	$6,144,096	$4,421,551

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$2,770	$56,902

Interest payments	$-	$37,754

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

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by China Digital, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Translation Adjustment

As of September 30, 2008, the accounts of E’Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2008 and December 31, 2007, the company did not reserve any allowance for doubtful debts.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2008 and December 31, 2007, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Raw Material	$76,646	$450,578
Work-in-process	34,698	28,475
Finished goods	100,371	407,753

	$211,715	$886,806

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of September 30, 2008 and December 31, 2007, Property, Plant & Equipment consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Machinery	$956,748	$890,853
Automobile	36,409	34,119
Office equipment	17,428	16,332
Building	588,826	551,798

	1,599,410	1,493,102

Accumulated depreciation	(682,904)	(481,501)

	$916,506	$1,011,601

Depreciation expenses were $161,253 and $154,913 for the nine months periods ended September 30, 2008, and 2007.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 there were no significant impairments of its long-lived assets.

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

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

Note C – INTANGIBLE ASSETS AND GOODWILL

Intangible assets

As of September 30, 2008 and December 31, 2007 intangible assets consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Customer relationship	$2,691,445	$2,691,445
Design	366,850	366,850
Proprietary technology	270,850	270,850
Land rights	588,826	551,798
Intangible assets	3,917,971	3,880,943

Impairment in 2007	(1,972,598)	(1,972,598)

Accumulated amortization	(1,062,059)	(980,728)

Intangible, net	$883,315	$927,617

During the year ended December 31, 2006, E’Jenie purchased the two facilities that they were previously leasing. The cost of the acquisition was approximately $1,103,596. Of that amount $551,798 was recorded as an intangible asset as land rights in 2006. Because the laws of the People’s Republic of China does not allow for ownership of land, the Company received a Certificate of Real Estate from the Ministry of Land and Resources for the use of the land.

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

The intangible assets are amortized over 10-30 years. Amortization expenses were $83,996 and $ 262,832 for the nine months periods ended September 31, 2008 and 2007.

Amortization expenses for the Company’s intangible assets over the next five fiscal years is estimated to be:

September 30, 2009	$111,995
September 30, 2010	111,995
September 30, 2011	111,995
September 30, 2012	111,995
September 30, 2013	111,995
After	323,340
Total	$883,315

Goodwill

As of December 31, 2007, Goodwill comprised of the following:

Goodwill

Balance as of 12/31/03	$-
Acquisition of Billion	8,253,436

Balance as of 12/31/04	8,253,436
Impairment of Billion in 2005	(1,213,843)

Balance as of 12/31/05	7,039,593
Acquisition of Galaxy View in 2006	5,101,909
Impairment of Galaxy View in 2006	(3,779,181)

Balance as of 12/31/06	8,362,321
Impairment of E'Jenie in 2007	(7,039,593)
Impairment of Galaxy View in 2007	(1,295,556)
Loss on sale of Galaxy View	(27,172)

Balance as of 12/31/07	$-

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

The Company evaluated value of the subsidiaries based upon market value and expected present value of future cash flows and recorded an impairment of $1,295,556 for the nine months period ended September 30, 2007.

Note D – TAX RECEIVABLE AND TAX PAYABLE

As of September 30, 2008 and December 31, 2007, tax receivable and tax payable comprised of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Income tax receivable / (payable)	$(338,634)	$104,481
VAT tax	(218,672)	78,539

Total	$(557,306)	$183,020

Note E – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of September 30, 2008 and December 31, 2007, accounts payable & accrued expenses comprised of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Accounts payable and accrued expenses	$2,758,415	$489,449
Accrued payroll	61,189	46,149
Welfare payable	122,498	189,735

Total	$2,942,102	$725,333

Note F - LOAN PAYABLE

As of December 31, 2007, the Company had an unsecured, due on demand, non interest-bearing loan payable in the amount of $274,200 to a third party. The loan was paid off in February 2008.

On August 25, 2008, the Company entered a bank loan agreement in the amount of $2,194,500 (RMB 15,000,000). The loan is unsecured with floating rate interest-bearing and is due on August 24, 2009.

Note G – INCOME TAXES

The Company is registered in the State of Navada and has operations in primarily two tax jurisdictions - the PRC, British Virgin Island and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of September 30, 2007. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the nine month periods ended September 30, 2008 and 2007:

	2008	2007
US Current Income Tax Expense (Benefit)
Federal	$-	$-
State	-	-
	$-	$-
PRC Current Income Expense (Benefit)	$354,454	$-

Total Provision for Income Tax	$354,454	$-

 The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2008	2007
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40)%	(40)%
Foreign income tax - PRC	18%	15%
Exempt from income tax due to net loss	2%	(15)%
Tax expense at actual rate	20%	0%

United States of America

As of September 30, 2008, the Company in the United States had approximately $270,348 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at September 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Net operation loss carry forward	$(4,189,985)	$(3,497,210)
Total deferred tax assets	1,424,595	1,189,051
Less: valuation allowance	(1,424,595)	(1,189,051)
Net deferred tax assets	$-	$-

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

As of September 30, 2008, the Company’s PRC subsidiary had net operating gain in the amount of $1,784,417. However, the Company had net operating loss carry forwards from prior years which can be carried forward 5 years to offset this year’s taxable income. The deferred tax assets for the PRC subsidiary at December 31, 2007 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of September 30, 2008 and December 31,2007.

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Net operation gian (loss) carry forward	$1,380,339	$(225,600)
Total deferred tax assets	-	33,840
Less: valuation allowance	-	(33,840)
Net deferred tax assets	$-	$-

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Aggregate:
Total deferred tax assets	$1,424,595	$1,222,891
Less: valuation allowance	(1,424,595)	(1,222,891)
Net deferred tax assets	$-	$-

Note H – STOCK OPTIONS

The Company adopted SFAS 123(R) on November 1, 2005 using the modified prospective method. Prior to the adoption of SFAS 123(R) the Company did not have any stock options.

The outstaning options as of September 30, 2008 and December 31, 2007 listed as follow:

Number of Shares
Outstanding at January 01, 2007	250,000
Granted	-
Exercised	-
Canceled	-

Outstanding at December 31, 2007	250,000

Granted	-
Exercised	-
Canceled	-

Outstanding at September 30, 2008	250,000
Exercisable at September 30, 2008	250,000

Weighted average price and intrinsic value of outstanding options are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$0.530	100,000	0.42	$0.530	100,000	$0.530	-
$0.702	150,000	0.16	$0.702	150,000	$0.702	-

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

Note I– STATUTORY FUND

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

In accordance with the Chinese Cooperation Law, the company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $168,100 and $0 for the periods ended September 30, 2008 and December 31, 2007.

Note K – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at September 30, 2008 and December 31, 2007 are as follows:

Transaltion Adjustment
Balance at December 31, 2006	$369,287
Change for 2007	458,111
Balance at December 31, 2007	854,398
Change for 2008	302,401

Balance at September 30, 2008	$1,156,799

Note L – RELATED PARTY TRANSACTIONS

As of September 30, 2008 and December 31, 2007, the Company has an unsecured, due on demand, non interest-bearing loan from Xuemei Fang, an officer and director, in the amount of $174,600.

NOTE M - MAJOR CUSTOMERS AND VENDORS

There were three vendors which the Company purchased more than 10% of its raw materials for nine month periods ended September 30, 2008 with each vendor individually accounting for about 30.7%, 29.3% and 26.1%. Accounts payable to the venders amounted to RMB 5,967,596 ($873,059), RMB 5,547,820 ($811,646) and RMB 4,306,732 ($630,075) as of September 30, 2008. The Company had two vendors purchased more than 10% of its raw materials for the fiscal year ended December 31, 2007 with each vendor individually accounting for about 27.4% and 27.3%. Accounts payable to the vendors amounted to RMB 682,075 ($93,512) and RMB 1,300,355 ($178,279) as of December 31, 2007.

One major customer accounted for 81.6% of the total net revenue for the nine month periods ended September 30, 2008. Accounts receivable from customer amounted to RMB 32,900,000 ($4,813,270) as of September 30, 2008. There were three customers which accounted over 10% of the total net revenue for fiscal year ended December 31, 2007 with each customer individually accounting for about 22.8%, 14.0% and 11.5%. Accounts receivable from the customers amounted to RMB 516,384 ($70,796), RMB 180,812 ($24,789) and RMB 592,463 ($81,227) as of December 31, 2007.

Note N– SEGMENT REPORTING

The Company had two principal operating segments which were: battery components manufacturer and battery distributor. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company disposed of the supplier of 3G telecommucations equipment, Galaxy, during the six month period ended June 30, 2007 and has determined that the battery components manufacturer, “Battery Shell and Cover”, is the only reportable segment for the nine months ended September 30, 2007. The operations of Galaxy have been presented separately, as discontinued operations, in the accompanying financial statements. The loss from discontinued operations during the period ended September 30, 2007 was $37,578 and the loss on disposal of Galaxy was $35,635.

During the nine months ended September 30, 2008 the Company began to battery distribution business. This business, “Battery”, has been shown below as a seperate reportable segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

	September 30, 2008	September 30, 2007
Revenues from unaffiliated customers:
Battery shell and cover	$3,002,366	$2,344,350
Battery distribution	5,869,592	-
Consolidated	$8,871,958	$2,344,350
Operating income (loss):
Battery shell and cover	$109,289	$(86,142)
Battery distribution	1,911,818	-
Corporation (1)	(270,468)	(725,398)
Consolidated	$1,750,639	$(811,540)
Net income (loss) before taxes:
Battery shell and cover	$117,814	$(80,942)
Battery distribution	1,911,818	-
Corporation (1)	(270,408)	(720,510)
Consolidated	$1,759,224	$(801,452)
Net income (loss) :
Battery shell and cover	$3,625	$(80,942)
Battery distribution	1,677,315	-
Corporation (1)	(270,348)	(2,089,279)
Consolidated	$1,410,592	$(2,170,221)
Identifiable assets:
Battery shell and cover	$8,661,899	$12,748,945
Battery distribution	4,813,270	-
Corporation (1)	-	3,179,644
Consolidated	$13,475,169	$15,928,589
Depreciation and amortization:
Battery shell and cover	$175,679	$168,058
Battery distribution	-	-
Corporation (1)	69,570	249,687
Consolidated	$245,249	$417,745
Capital expenditures:
Battery shell and cover	$5,993	$(318,088)
Battery distribution	-	-
Corporation (1)	-	-
Consolidated	$5,993	$(318,088)

(1). Unallocated loss from operating income (loss) and net income (loss) before taxes are primarily related to general corporate expenses.

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

Note P – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $10,836,470 as of September 30, 2008 and has had recurring operating losses in the past. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities and 3) begin a battery distribution business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FUNANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Business Overview

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

We manufacture and distribute battery shells and covers for cellular phone. We have been maintaining long-term relationships with large lithium battery manufacturers. We believe that we will continually receive orders from our loyal customers because of our reputation and quality of the products. Our professional marketing team maintains relationships with our current customers and at the same time searches for other potential new customers. We seek to maintain and strengthen our position as a provider of battery shells and caps while increasing the breadth of our product line and improving the quality of our products.

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

Recently development

Under the current depressed economic environment, the management of the Company has made some strategic adjustments to keep the Company running and growing. On the basis of keeping the existing battery pack accessories segment, the Company has decided get into a related field business, finished battery distribution, to diversify the products’ chain; consequently, the Company has created an opportunity to keep competing in the whole battery industry. We currently engage in battery distribution business with a customer that generated $5,869,592 during the third quarter ended September 30, 2008.

Having engaged in battery business for years, the management of the Company have accumulated abundant knowledge about the battery industry, established a strong network among many battery companies which are on both lower and upper position of the battery distribution flow, and gained a lot of experience of battery distributing; therefore, we believe that the Company is in a more favorable position than other companies in distributing finished battery. Distributing finished battery has a much higher profit margin than manufacturing battery accessories, so the management of the Company is very confident that the battery distribution business is profitable due to the outstanding battery quality and the strong distribution network that the Company has been building for years.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table presents the statement of operations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The discussion following the table is based on these results.

	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Revenue, net
Battery shell and cover	$1,320,495	$336,539
Battery distributin	5,869,592	-
	7,190,087	336,539
Cost of revenue
Battery shell and cover	1,113,697	491,780
Battery distribution	3,921,243	-
	5,034,940	491,780
Gross profit (loss)	2,155,147	(155,241)

Operating Expenses
Selling expense	53,624	5,180
General and administrative expenses	195,330	452,297
Recovery from bad debt	-	(522,584)
Recovery from inventory reserve	(60,444)	-
Total operating expenses	188,510	(65,107)

Income (loss) from operations	1,966,637	(90,134)

Other (Income) Expense
Other (income) expense, net	-	-
Miscellaneous (income) expense	(335)	(1,489)
Interest (income) expense	29,836	(16,284)

Total Other Expense	29,501	(17,773)

Income (loss) before income taxes	1,937,136	(72,361)

Provision for income taxes	348,632	-

Net income (loss)	$1,588,504	$(72,361)

Net sales

Net sales for the three months ended September 30, 2008 totaled $7,190,087 compared to $336,539 for the three months ended September 30, 2007, an increase of $6,853,548, or approximately 2,036%. The increase in sales was due to the company’s entry into a new segment of business as a battery distributer. This new business started in the current quarter ending September 30, 2008 contributed $5,869,592 to the total net revenue, or 81.6% of sales.

The company’s existing battery shell and cover business has generated revenue of $1,320,495 for the third quarter of 2008, compared to $336,539 during the same period in 2007, a $983,956, or 292% increase. The increase in sales of this segment was related a general increase in shipments to current customers as well as approximately $220,000 in sales to three new customers.

Cost of Revenue

Cost of sales for the three months ended September 30, 2008 totaled $5,034,940 or approximately 70% of net sales compared to $491,780 or 146% of net sales for the three months ended September 30, 2007, an increase of $4,543,160 or approximately 924%.

Cost of sales of our new battery distributing business was $3,921,243, or 66.8%.

Cost of sales related to our existing battery shell and cover business was $1,113,697, or 84.3% of this segment’s sales. This compares to $491,780 or 146.1% of sales in the three month period ending September 30, 2007. The increase in cost of sales of $621,917, or 126.5%, is directly related to the 292% increase in our sales of this segment. The reduction of cost of sales as a percentage of our sales from 146.1% to 84.3% from the 2007 period to the 2008 period is as a result of our ability to increase our production without increase our overall costs due to excess capacity.

Operating Expense

Operating expenses for the three months ended September 30, 2008 totaled $188,510 or approximately 2.6% of net sales compared to operating expenses of $(65,107) or approximately 19% of net sales for the three months ended September 30, 2007, an increase of $253,617 or approximately 390%. During the quarter ended September 30, 2007 we recovered a bad debt of $522,584 which reduced our operating expenses during this period. Without this one-time event our operating expense for the quarter would have been $457,477, or $268,967 higher. This decrease in our operating expense is mainly due to a decrease in our professional fees of approximately $92,219 during the comparative periods. During the period ended in 2007 we incurred significant professional fees related to the restatement of several of our SEC filed reports.

Income (Loss) from Operations

Income from operations for the three months ended September 30, 2008 totaled $1,966,637 or approximately 27% of net sales compared to a loss from operations of $(90,134) or approximately 27% of net sales for the three months ended September 30, 2007, an increase of $2,056,771 or approximately 2,282%. The increase in income from operations was primarily due to the reasons listed above related to the increase in our sales and the reduction, as a percentage of sales, of our cost of sales and operating expenses.

Other (Income) Expense

During the three months ended September 30, 2008 the Company had other expenses in the amount of $29,501 compared to other income of $(17,773) for the three months ended September 30, 2007, an increase in other expenses of $47,274. This increase in expense is due to the interest expense related to a new loan entered into by the Company and a reduction of interest income that we earned in the prior year due to our larger cash balance.

Net Income

Net income for the three months ended September 30, 2008 totaled $1,588,504 compared to a net loss of $(72,361) for the three months ended September 30, 2007, an increase of $1,650,865 or approximately 2,295%. The increase in net income was primarily due to reason described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table presents certain consolidated statement of operations information for the nine months ended September 30, 2008 and 2007. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	September 30, 2008	September 30, 2007

Revenue, net
Battery shell and cover	$3,002,366	$2,344,350
Battery distribution	5,869,592	-
	8,871,958	2,344,350
Cost of revenue
Battery shell and cover	2,760,246	2,288,409
Battery distribution	3,921,243	-
	6,681,489	2,288,409
Gross profit	2,190,469	55,941

Operating Expenses
Selling expense	68,518	18,546
General and administrative expenses	431,757	979,997
Recovery from bad debt	-	(131,062)
Recovery from inventory reserve	(60,444)	-
Total operating expenses	439,831	867,481

Income (loss) from operations	1,750,639	(811,540)

Other (Income) Expense
Other (income) expense, net	(17,470)	-
Miscellaneous (income) expense	(4,649)	(1,489)
Interest (income) expense	13,534	(8,599)

Total Other Expense	(8,585)	(10,088)

Income (loss) before income taxes	1,759,224	(801,452)

Provision for income taxes	348,632	-

Income (loss) from continuing operations	1,410,592	(801,452)

Discontinued operations
Loss on disposal of subsidiary	-	(35,635)
Goodwill impairment	-	(1,295,556)
Loss from discontinued operations	-	(37,578)

Net Income (loss)	$1,410,592	$(2,170,221)

Net Revenue

Net for the nine months ended September 30, 2008 totaled $8,871,958 compared to $2,344,350 for the nine months ended September 30, 2007, an increase of $6,527,608, or approximately 278%. The increase was primarily due to the company’s entry into a new segment of business as a distributor of batteries during the nine months ended September 30, 2008. This new segment generated revenue of $5,869,592, or 66.2% of total sales.

The Company’s existing battery shell and cover business had net revenue of $3,002,366 during the nine months ended September 30, 2008 compared with $2,344,350 for the nine months ended September 30, 2007, and increase of $658,016, or 28.1%. The increase in our sales in this segment was related to a general increase in sales to existing customers as well as sales of approximately $220,000 to three new customers.

Cost of Revenue

Cost of sales for the nine months ended September 30, 2008 totaled $6,681,489 or approximately 75% of net sales compared to $2,288,409 or 98% of net sales for the nine months ended September 30, 2007, an increase of $4,393,080 or approximately 192%.
Cost of revenue of our new battery distribution segment was $3,921,243, or 66.8% of revenue.

Cost of sales related to our existing battery shell and cover business during the nine months ended September 30, 2008 was $2,760,246, or 91.9% of sales compared to $2,288,409 for the nine months ended September 30, 2007, or 97.6% of sales. The reduction in our cost of sales as a percentage of sales is due to our ability to generate additional revenue with the current infrastructure that we have in place.

Operating Expense

Operating expenses for the nine months ended September 30, 2008 totaled $439,831 or approximately 5% of net revenue compared to $867,481 or approximately 37% of net revenue for the nine months ended September 30, 2007a decrease of $427,650, or approximately 49.3%.

Selling expense for the nine months ended September 30, 2008 totaled $68,518 compared to $18,546 for the same period in 2007. The increase in selling expense of $49,972 was due to an increase in wages for additional staff based on our increased sales.

General and administrative expenses for the nine months ended September 30, 2008 totaled $431,757 compared to $979,997 for the same period in 2007. The decrease in general and administrative expenses of $548,240 was mainly due to a decrease in our professional fees of $186,808 and a decrease in our payroll of $82,174.

Income (Loss) from Operations

Income from operations for the nine months ended September 30, 2008 totaled $1,750,639 or approximately 20% of net revenue compared to a loss from operations of $(811,540) or approximately 35% of net revenue for the nine months ended September 30, 2007, an increase net income of $2,562,179 or approximately 316%. The increase in income from operations was primarily due to the reasons listed above which include an increase in our revenue while decreasing our cost of revenue and our operating expenses as a percentage of revenue..

Other (Income) Expense

During the nine months ended September 30, 2008 we had other income of $8,585 compared to other income of $10,088 for the nine months ended September 30, 2007, a decrease in other income of $1,503.

Net Income (Loss)
Net income for the nine months ended September 30, 2008 totaled $1,410,592 compared to a net loss of $(2,170,221) for the nine months ended September 30, 2007, an increase in net income of $3,580,813 or approximately 165%. In addition to the reasons listed above, the increase in net income was primarily due to the expenses incurred during the nine months ended September 30, 2007 related to losses from discontinued operations of $1,368,769.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $6,144,096 at September 30, 2008 and current assets totaled $11,675,348 at September 30, 2008. The Company's total current liabilities were $5,868,508 at September 30, 2008. Working capital at September 30, 2008 was $5,806,840During the nine months ended September 30, 2008 and 2007, net cash provided by (used in) operating activities were $308,884 and $2,961,745, respectively.

Net cash provided by (used in) investing activities totaled $(5,993) for the nine months ended September 30, 2008, compared with $318,088 for the same periods ended September 30, 2007.

Net cash provide by financing activities totaled $2,150,550 for the nine months ended September 30, 2008. The net cash change was $2,349,970 and $3,346,716 for the nine months ended September 30, 2008 and 2007, respectively.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

The sale of Galaxy View for $3 million dollar increased our cash balance and our working capital. The Company's current operations are now generating sufficient cash to cover its operating costs. However we have suffered recurring losses in the past and have an large accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities and 3) enter into the battery distribution business in which we can generate a higher gross margin.

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

Not applicable because we are a smaller reporting company.

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

None.

Item 6. Exhibits.

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL COMMUNICATION GROUP

Date: November 14, 2008	By:	/s/ Xu Zhongnan
Xu Zhongnan
Chief Executive Officer