Form 10-K
period 2008-12-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2009-04-15
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-49715

CHINA DIGITAL COMMUNICATION GROUP
 (Name of small business issuer in its charter)

NEVADA	91-2132336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

NO. 2222 Jintian Road, Anlian Building 15th Floor A-01 and A-02, Futian, Shenzhen, China	51811
(Address of principal executive offices)	(Zip Code)

(86-755-2698-3767
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2008 based upon the closing price reported for such date on the OTC Bulletin Board was $2,178,425.

As of April 15, 2009, the registrant had 54,460,626 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

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

Our three largest suppliers are Shenzhen Da Ke Battery Co., Ltd., Shenzhen Tian Lu Battery Co., Ltd. and Shenzhen Di Kai Te Battery Electronic Tech. Co., Ltd which in the aggregate account approximately 80% of all components and raw materials purchased. Normally, the annual purchase plan for raw material, such as aluminum and steel, is determined at the beginning of the calendar year according to past customer's orders and our own sales forecast. Such purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on weekly production plans. We believe that this arrangement protects us from inventory surplus when the orders from customers change. Compare to 2007, our five largest venders change a little bit which was due to our entry into the new business segment. The unit price for the battery is much higher than the battery shell which made the percentage of the purchased amount higher. Our new five largest venders are listed as following:

Vendors names	Percentage of Total purchased amount in 2008
Shenzhen Da Ke Battery Co., Ltd.	28.8%
Shenzhen Tian Lu Battery Co., Ltd.	26.9%
Shenzhen Di Kai Te Battery Electronic Tech. Co., Ltd	24.4%
Shenzhen Yibao Tech.Co., Ltd.	10.1%
Shenzhen Huayi Aluminum Co.	5.2%
Total	100%

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

Dependence on One or a Few Customers

In 2007, our five largest customers represented approximately 61% of our total sales. The following table sets forth information regarding our five largest customers. In 2008, due to higher sales price of our new developed battery business and we also just have one customer, one of our major customer concluded 74.8% of our sales.

MAJOR CUSTOMERS

Customer Name	Percentage of Total Revenue for 2007
Shenzhen Bak Battery Co., Ltd.	22.8%

Shenzhen Yin Si Qi Electronic Co., Ltd.	14.0%

Shenzhen Gao Yi Electronic Technology Co., Ltd..	11.5%

Guizhou Aero Electric Source Tech. Co., Ltd.	6.8%

Shenzhen Huanyuda Battery Electronic Tech. Co., Ltd	6.0%

Customer Name	Percentage of Total Revenue for 2008
Shenzhen Hua Yin Tong Battery Electronic Tech. Co., Ltd.	74.8%
Shenzhen Huanyuda battery Electronic Tech. Co., Ltd.	3.7%
Shenzhen Bak Battery Co;, Ltd	3.5%
Shenzhen Hui Yang Da Electronic Co., Ltd	2.7%
Shenzhen Yin Si Qi Electronic Co., Ltd.	1.9%
Shenzhen Ping Bu Tech. Co., Ltd	1.9%

Total	100%

Although we do not have formal contracts with our customers, we have established long-term relationships. Our customers place orders on a monthly basis and sales are processed with purchase orders. Compared to the sales in 2007, the total sales of Shenzhen Bak increased in 2008. However, due to the unit price of battery was much higher than the battery shell, it caused the significant drop for Shenzhen Bak’s percentage of total revenue. We believe that our relationship with Shenzhen Bak is good and do not anticipate a change in their current volume of business.

Sales and Marketing

We focus our sales and marketing initiatives on establishing China Digital as the leading manufacturer of caps and shells for lithium ion batteries. We promote our brand in order to build revenues, gain worldwide market share and promote consumer awareness and acceptance. Our in-house sales and marketing team contact local battery manufacturers to solicit interest in our products. If the manufacturer expresses an interest in our product offering, we ship them samples and if our products suit their needs orders are placed and filled. As of December 31, 2008, we had 5 sales and marketing personnel who all were located in China.

Intellectual Property

We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets. We have filed and obtained a number of patents in China. As of December 31, 2008 we have been issued 3 patents by the China National Intelligent Assets Bureau. The expiration of these patents range from May 8, 2005 to May 8, 2015.

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

 Employees

As of December 31, 2008, we had 4 employees, 1 of which are executive officers and 1 administrative personnel. E'Jenie had 6 divisions with 330 employees in total, 37 of which are supervisors and 288 of which are on the production lines. We consider our relationships with our employees to be good. Chinese labor laws require us to provide to all of our employees certain benefits and insurance.

ITEM 1A.  RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.      PROPERTIES

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

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the OTCBB under the symbol “CHID”. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

2007	High	Low
First Quarter	$0.28	$0.21
Second Quarter	$0.24	$0.17
Third Quarter	$0.25	$0.13
Fourth quarter	$0.22	$0.08
2008
First Quarter	$0.11	$0.05
Second Quarter	$0.06	$0.04
Third Quarter	$0.10	$0.02
Fourth Quarter	$0.09	$0.03
2009
First Quarter	$0.06	$0.03

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of April 15, 2009, in accordance with our transfer agent records, we had 115 recordholders of our 54,460,626 shares of Common Stock.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K, we did not sell or issue any shares of stock.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recently development

Under the current depressed economic environment, the management of the Company has made some strategic adjustments to keep the Company running and growing. On the basis of keeping the existing battery pack accessories segment, the Company has decided get into a related field business, finished battery distribution, to diversify the products’ chain; consequently, the Company has created an opportunity to keep competing in the whole battery industry. We currently engage in battery distribution business with a customer that generated $14,748,595 during the year ended December 31, 2008.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

The following table presents certain consolidated statement of operations information for the year ended December 31, 2008 and 2007. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	December 31, 2008	December 31, 2007
Revenue, net
Battery shell and cover	$4,967,813	$2,696,267
Battery distribution	14,748,595	-
	19,716,408	2,696,267
Cost of revenue
Battery shell and cover	4,158,868	2,818,079
Battery distribution	9,851,127	-
	14,009,995	2,818,079
Gross profit	5,706,413	(121,812)
Operating Expenses
Selling expense	135,456	24,270
General and administrative expenses	586,433	1,132,212
Goodwill impairment	-	9,012,191
Total operating expenses	721,889	10,168,673
Income (loss) from operations	4,984,524	(10,290,485)
Other Income (Expense)
Other income (expense), net	-	(4,466)
Miscellaneous income (expense)	(40,257)	114,499
Interest income (expense)	(38,525)	23,370
Total other income (expense)	(78,782)	133,403
Income (loss) before income taxes	4,905,742	(10,157,082)
Provision for income taxes	454,670	-
Income (loss) from continuing operations	4,451,072	(10,157,082)
Discontinued operations
Loss on disposal of subsidiary	-	(35,635)
Goodwill impairment	-	(1,295,556)
Loss from discontinued operations	-	(37,578)
Total loss from discontinued operations	-	(1,368,769)
Net Income (loss)	$4,451,072	$(11,525,852)

Net Revenue

Net revenue for the year ended December 31, 2008 totaled $19,716,408 compared to $2,696,267 for the year ended December 31, 2007, an increase of $17,020,141, or approximately 631%. The increase was primarily due to the company’s entry into a new segment of business as a distributor of batteries during the year ended December 31, 2008. This new segment generated revenue of $14,748,595, or 75% of total sales.

The Company’s existing battery shell and cover business had net revenue of $4,967,813 during the year ended December 31, 2008 compared with $2,696,267 for the year ended December 31, 2007, and increase of $2,271,546, or 84%.  The increase in our sales in this segment was related to a general increase in sales to existing customers as well as sales of approximately $220,000 to three new customers.

The Company has one customer that accounts for all of our sales of batteries. This customer contracts with us on a monthly basis.

Cost of Revenue

Cost of sales for the year ended December 31, 2008 totaled $14,009,995or approximately 71% of net sales compared to $2,818,079 or 105% of net sales for the year ended December 31, 2007, an increase of $11,191,916 or approximately 397%. Cost of revenue of our new battery distribution segment was $9,851,127, or 50% of revenue.

The Company had developed effective purchasing techniques that enable it to remain competitive in marketing its batteries, and it have limited the number of suppliers and have negotiated preferable arrangements with them. This has enabled the Company to realized gross margins of approximately 67% for this line of product.

Cost of sales related to our existing battery shell and cover business during the year ended December 31, 2008 was $4,158,868, or 84% of battery shell sales compared to $2,818,079 for the year ended December 31, 2007, or 105% of sales.  The reduction in our cost of sales as a percentage of sales is due to our ability to generate additional revenue with the current infrastructure that we have in place.

Operating Expense

Operating expenses for the year ended December 31, 2008 totaled $721,889 or approximately 4% of net revenue compared to $10,168,673 or approximately 377% of net revenue for the year ended December 31, 2007 a decrease of $9,446,784, or approximately 93%. The decrease in operating expenses has to do primarily with a goodwill impairment computed during the year 2007 of $9,012,191.

Selling expense for the year ended December 31, 2008 totaled $135,456 compared to $24,270 for the same period in 2007.  The increase in selling expense of $111,186 was due to an increase in wages for additional staff based on our increased sales.

General and administrative expenses for the year ended December 31, 2008 totaled $586,433 compared to $1,132,212 for the same period in 2007.  The decrease in general and administrative expenses of $545,779 was mainly due to a decrease in our professional fees of $186,808 and a decrease in our payroll of $82,174.

Income (Loss) from Operations

Income from operations for the year ended December 31, 2008 totaled $4,984,524 or approximately 25% of net revenue compared to a loss from operations of $(10,290,485) or approximately 381% of net revenue for the year ended December 31, 2007, an increase in net income of $15,275,009 or approximately 148%. The increase in income from operations was primarily due to the reasons listed above which include an increase in our revenue while decreasing our cost of revenue and our operating expenses as a percentage of revenue.

Other (Income) Expense

During the year ended December 31, 2008 we had other expense of $78,782 compared to other income of $133,403 for the year ended December 10, 2007, an increase in other expense of $212,185.

Net Income (Loss)

Net income for the year ended December 31, 2008 totaled $4,451,072 compared to a net loss of $(11,525,851) for the year ended December 31, 2007, an increase in net income of $15,976,923 or approximately 139%. In addition to the reasons listed above, the increase in net income was primarily due to the expenses incurred during the year ended December 31, 2007 related to losses from discontinued operations of $1,368,769.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $6,969,454 at December 31, 2008 and current assets totaled $15,136,302 at December 31, 2008. The Company's total current liabilities were $6,241,943 at December 31, 2008. Working capital at December 31, 2008 was $8,894,359. During the year ended December 31, 2008 and 2007, net cash provided by (used in) operating activities were $1,184,532 and $2,149,443, respectively.

Net cash provided by (used in) investing activities totaled $(6,025) for the year ended December 31, 2008, compared with $807,735 for the same period ended December 31, 2007.

Net cash provided by financing activities totaled $2,162,250 for the year ended December 31, 2008. The net cash change was $3,175,328 and $3,224,158 for the years ended December 31, 2008 and 2007, respectively.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

The sale of Galaxy View for $3 million dollar increased our cash balance and our working capital.  The Company's current operations are now generating sufficient cash to cover its operating costs.  However we have suffered recurring losses in the past and have a large accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities and 3) enter into the battery distribution business in which we can generate a higher gross margin.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 (R) to have a significant impact on its results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important.  The adoption of SFAS 161 did not have a significant impact on its results of operations or financial position.

In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

ITEM 7A.  QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information relating to our directors and executive officers, including their names, ages, and positions.

Name	Age	Position	Date of Appointment
Zhongnan Xu	60	Chief Executive Officer and Chairman of the Board of Directors	January 4, 2007

Jiangcheng Wu	48	Chief Financial Officer	January 5, 2007

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

Director Compensation

None of our directors receive any compensation for their services as a member of the board of directors.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in the year ended December 31, 2008.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers. Please see Item 13, Exhibit 14.1.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
Name						Equity	Deferred	All
and				Stock	Option	Incentive	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Zhongnan Xu	2008	$0	0	0	0	0	0	0	$0
CEO and Chairman	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Jiangcheng Wu	2008	$0	0	0	0	0	0	0	$0
CFO	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Employment Agreements

We do not have any employment agreements in place with our directors and officers.

Compensation of Directors

We have no arrangements for the remuneration of officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. Other than as reflected in the table above, no remuneration has been paid to our officers or directors. There are no agreements or understandings with respect to the amount or remuneration those officers and directors are expected to receive in the future. As of the date of this Annual Report, no stock options have been issued to our officers or directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our sole director and officer and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	Zhongan Xu(1)	—	—

Common Stock	Yu Xi Sun(1)	651,000	1.2%

Common Stock	Jiangcheng Wu(1)	—	—

Common Stock	All officers and directors as a group (2 persons)	0	0%

(1) The address for each beneficial owner is Number 2222, Jin Tian Road, An Lian Building 15th Floor A-01 and A-02, Futian Shenzhen, China 51811.

(2) Based on 54,460,626 shares of Common Stock issued and outstanding as of April 15, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2008 and 2007, the Company has an unsecured, due on demand, and non interest-bearing loan from a shareholder in the amount of $174,600.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$50,000	Kabani & Company, Inc.
2007	$50,000	Kabani & Company, Inc.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

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

CHINA DIGITAL COMMUNICATION GROUP

Date: April 15, 2009	By:	/s/ Zhongnan Xu
Zhongnan Xu
Chief Executive Officer and Chairman of the Board
of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Zhongnan Xu	Chief Executive Officer and Chairman	April 15, 2009
Zhongnan Xu

/s/Jiangcheng Wu	Chief Financial Officer	April 15, 2009
Jiangcheng Wu

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Digital Communication Group and Subsidiaries, Inc.

We have audited the accompanying consolidated balance sheets of China Digital Communication Group and Subsidiaries, Inc. (a Nevada corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Communication Group and Subsidiaries, Inc. as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

As explained in Note 12 to the accompanying financial statements, one customer accounted for 100% of the companies revenue from the sales of batteries, which accounted for 75% of the companies total revenue for the year ended December 31, 2008.  Three vendors provided 100% of batteries to the company in the year ended December 31, 2008.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 6, 2009

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

ASSETS
	2008	2007
Current assets
Cash and cash equivalents	$6,969,454	$3,794,126
Accounts receivable	7,407,371	254,374
Inventory	759,477	886,806
Prepaid expenses	-	1,726
Total current assets	15,136,302	4,937,032

Plant, property & equipment, net	859,232	1,011,601

Other assets
Other assets	-	8,530
Tax receivable	-	183,020
Intangible assets, net	880,920	927,617
Total other assets	880,920	1,119,167

Total assets	$16,876,454	$7,067,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,467,324	$725,333
Tax payable	399,519	-
Loan payable	2,200,500	274,200
Loan payable to related party	174,600	174,600
Total current liabilities	6,241,943	1,174,133

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757 shares authorized,
7,575,757, issued and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000 shares authorized,
54,460,626, issued and outstanding	54,460	54,460
Additional paid in capital	16,950,348	16,950,348
Statutory reserve	593,445	105,849
Other comprehensive income	1,144,170	854,398
Accumulated deficit	(8,115,488)	(12,078,964)
Total stockholders' equity	10,634,511	5,893,667

Total liabilities and stockholders' equity	$16,876,454	$7,067,800

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Revenue, net
Battery shell and cover	$4,967,813	$2,696,267
Battery	14,748,595	-
Total revenue	19,716,408	2,696,267

Cost of sales
Battery shell and cover	4,158,868	2,818,079
Battery	9,851,127	-
Total cost of revenue	14,009,995	2,818,079

Gross profit (loss)	5,706,413	(121,812)

Operating expenses
Selling expense	135,456	24,270
General and administrative expenses	586,433	1,132,212
Goodwill impairment	-	9,012,191
Total operating expenses	721,889	10,168,673

Income (loss) from operations	4,984,524	(10,290,485)

Other income (expense)
Other income (expense), net	-	(4,466)
Miscellaneous income (expense)	(40,257)	114,499
Interest income (expense)	(38,525)	23,370
Total other income (expense)	(78,782)	133,403

Income (loss) before income taxes	4,905,742	(10,157,082)

Provision for income taxes	(454,670)	-

Income (loss) from continuing operations	4,451,072	(10,157,082)

Discontinued operations
Loss on disposal of subsidiary	-	(35,635)
Goodwill impairment		(1,295,556)
Loss from discontinued operations	-	(37,578)
Total loss from discontinued operations	-	(1,368,769)

Net income (loss)	4,451,072	(11,525,851)

Other comprehensive income
Foreign currency translation	289,772	485,112

Comprehensive income (loss)	$4,740,844	$(11,040,740)

Net income (loss) per share from continuing operations
Basic	$0.08	$(0.19)
Diluted	$0.08	$(0.19)

Net loss per share from discontinued operations
Basic	$-	$(0.03)
Diluted	$-	$(0.03)

Net income (loss) per share from net loss
Basic	$0.08	$(0.21)
Diluted	$0.08	$(0.21)

Weighted average number of shares outstanding:
Basic	54,460,626	54,460,626
Diluted	54,460,626	54,460,626

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$4,451,072	$(11,525,851)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation expense	225,349	205,008
Amortization of intangible assets	83,437	267,352
Goodwill & intangible assets impairment	-	9,012,191
Loss on disposal of subsidiary	-	35,635
Stock option issued	-	62,721
(Increase) / decrease in current assets:
Accounts receivables	(7,011,157)	1,407,430
Inventory	186,132	(560,280)
Other receivables	-	14,237
Prepaid expense	1,726	14,841
Deposits	8,530	(5,430)
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	2,654,437	13,510
Tax payable	585,006	(229,850)
Advance	-	(2,073)

Total Adjustments	(3,266,541)	10,235,292

Net cash provided by (used in) operating activities from continuing operations	1,184,532	(1,290,559)
Net cash provided by operating activities from discontinued operations	-	3,440,002
Net cash provided by operating activities	1,184,532	2,149,443

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from sale of subsidiary	-	3,000,000
Acquisition of property & equipment	(6,025)	(75,371)
Net cash provided by (used in) investing activities from continuing operations	(6,025)	2,924,629
Net cash used in investing activities from discontinued operations	-	(2,116,894)
Net cash provided by (used in) investing activities	(6,025)	807,735

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from loan payable	2,162,250	-

Effect of exchange rate changes on cash and cash equivalents	(165,428)	266,980

Net increase in cash and cash equivalents	3,175,328	3,224,158

Cash and cash equivalents, beginning balance	3,794,126	569,968

Cash and cash equivalents, ending balance	$6,969,454	$3,794,126

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$454,670	$-

Interest payments	$38,525	$2,607

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Other			Total
	Common Stock		Preferred	Additional Paid	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	Stock	in Capital	Income	Reserve	Deficit)	Equity
Balance as of December 31, 2006	54,460,626	$54,460	$7,576	$16,887,627	$369,287	$105,849	$(553,113)	$16,871,686

Change in foreign currency translation gain	-	-	-	-	485,112	-	-	485,112

Issuance of stock option	-	-	-	62,721	-	-	-	62,721

Net income for the year ended December 31, 2007	-	-	-	-	-	-	(11,525,851)	(11,525,851)

Balance as of December 31, 2007	54,460,626	$54,460	$7,576	$16,950,348	$854,398	$105,849	$(12,078,964)	$5,893,667

Change in foreign currency translation gain	-	-	-	-	289,772	-	-	289,772

Statutory reserve	-	-	-	-	-	487,596	(487,596)	-

Net income for the year ended December 31, 2008	-	-	-	-	-	-	4,451,072	4,451,072

Balance as of December 31, 2008	54,460,626	$54,460	$7,576	$16,950,348	$1,144,170	$593,445	$(8,115,488)	$10,634,511

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1 – ORGANIZATION

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

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Sono Digital Electronic Technologies Co., Ltd. with Liu Changqing and Wang Feng (collectively, the Purchasers”) for the sale of our wholly-owned subsidiary Sono Digital Electronic Technologies Co., Ltd. (“Sono”) (the “Agreement”). Changqing will purchase a 60% interest and Feng will purchase a 40% interest in Sono. In exchange for all of the outstanding shares of Sono, the Purchasers will pay $3,000,000 USD as consideration for the acquisition.  The Company disposed off Galaxy View on April 24, 2007.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Exchange Gain (Loss):

During the year ended December 31, 2008 and 2007, the transactions of E’Jenie were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Translation Adjustment

As of December 31, 2008 and 2007, the accounts of E’Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Revenue Recognition

The Company manufacture and distribute battery shells and covers for cellular phone. The Company established a new division in 2008, through which the Company began selling batteries in Peoples Republic of China. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized when the significant risks and rewards of the ownership of goods have been transferred to the buyers. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, the possible return of goods, or when the amount of revenue and the costs incurred or to be incurred in respect of the transaction cannot be measured reliably.

The company acquire all of its battery products from three customers and sold all of its battery product to one customer. The sales and purchase agreements with the customer and vendors are on a month to month basis.

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
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  As of December 31, 2008 and 2007, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory	2008	2007
Raw Material	$81,444	$450,578
Work-in-process	21,017	28,475
Finished goods	657,016	407,753

	$759,477	$886,806

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

As of December 31, 2008 and 2007 Property, Plant & Equipment consist of the following:

	2008	2007
Machinery	$969,103	$890,853
Automobile	36,508	34,119
Office equipment	7,736	16,332
Building	590,436	551,798

	1,603,783	1,493,102

Accumulated depreciation	(744,551)	(481,501)

	$859,232	$1,011,601

Depreciation expenses was $225,349 and $205,008 for the years ended December 31, 2008, and 2007.

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
DECEMBER 31, 2008

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 (R) to have a significant impact on its results of operations or financial position.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important.  The adoption of SFAS 161 did not have a significant impact on its results of operations or financial position.

In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective  application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 3 – GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2008,  Goodwill comprised of the following:

Goodwill

Balance as of 12/31/03	$-
Acquisition of Billion	8,253,436

Balance as of 12/31/04	8,253,436
Impairment of Billion in 2005	(1,213,843)

Balance as of 12/31/05	7,039,593
Acquisition of Galaxy View in 2006	5,101,909
Impairment of Galaxy View in 2006	(3,779,181)

Balance as of 12/31/06	8,362,321
Impairment of E'Jenie in 2007	(7,039,593)
Impairment of Galaxy View in 2007	(1,295,556)
Loss on sale of Galaxy View	(27,172)

Balance as of 12/31/07	$-
Balance as of 12/31/08	$-

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Intangible assets

As of December 31, 2008 and 2007 intangible assets consisted of the following:

	2008	2007

Customer relationship	$2,691,445	$2,691,445
Design	366,850	366,850
Proprietary technology	270,850	270,850
Land rights	590,436	551,798
Intangible assets	3,919,581	3,880,943

Impairment in 2007	(1,972,598)	(1,972,598)

Accumulated amortization	(1,066,063)	(980,728)

Intangible, net	$880,920	$927,617

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

The intangible assets are amortized over 10-30 years.  Amortization expenses were $83,437 and $267,352 for the years ended December 31, 2008 and 2007 respectively.

Amortization expenses for the Company’s intangible assets over the next five fiscal years is estimated to be:

2009	$83,437
2010	83,437
2011	83,437
2012	83,437
2013,	83,437
After	463,735
Total	$880,920

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 4 – VAT TAX AND INCOME TAX RECEIVABLE (PAYABLE)

As of December 31, 2008 and 2007, tax payable and tax receivable comprised of the following:

	2008	2007

Income tax receivable / (payable)	$(256,170)	$104,481
VAT tax receivable / (payable)	(143,349)	78,539

Total	$(399,519)	$183,020

Note 5 – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of December 31, 2008 and December 31, 2007, accounts payable & accrued expenses comprised of the following:

	2008	2007

Accounts payable	$3,009,376	$123,707
Accrued professional fees	210,300	365,742
Accrued payroll	62,161	46,149
Welfare payable	91,274	189,735
Other accrued expenses	94,213	-

Total	$3,467,324	$725,333

Note 6 - LOAN PAYABLE

As of December 31, 2007, the Company has an unsecured, due on demand, and non interest-bearing loan payable in the amount of $274,200 to a third party.

On August 25, 2008, the Company entered a bank loan agreement in the amount of $2,200,500 (RMB 15,000,000). The loan is unsecured, with floating rate interest-bearing ranging from 6.66% to 7.47%, and is due on August 24, 2009.

Note 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2007, the Company has an unsecured, due on demand, and non interest-bearing loan from a shareholder in the amount of $174,600.

Note 8 – INCOME TAXES

The Company is registered in the State of Navada and has operations in primarily two tax jurisdictions - the PRC, British Virgin Island and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of December 31, 2008 and 2007. Accordingly, the Company has no net deferred tax assets.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The provision for income taxes from continuing operations on income consisted of the following for the twelve month periods ended December 31, 2008 and 2007:

	2008	2007
US Current Income Tax Expense
Federal	$-	$-
State	-	-
	$-	$-
PRC Current Income Expense	$454,670	$-

Total Provision for Income Tax	$454,670	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2008	2007
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - PRC	18%	15%
Exempt from income tax	(9%)	(15%)
Tax expense at actual rate	9%	0%

United States of America

As of December 31, 2008, the Company  in the United States had approximately $451,974 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2008 consisted mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2008 and December 31, 2007.

	2008	2007
Net operation loss carry forward	$(451,974)	$(3,497,210)
Total deferred tax assets	1,423,450	1,189,051
Less: valuation allowance	(1,423,450)	(1,189,051)
Net deferred tax assets	$-	$-

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 18%.

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be continued. The Company’s applicable EIT rate under new EIT law is 9% which was approved by local Tax department.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

As of December 31, 2008, the Company’s PRC subsidiary had net operating gain in the amount of $4,875,971. However, the Company had net operating loss carry forwards from prior years which can be carried forward 5 years to offset this year’s taxable income. The deferred tax assets for the PRC subsidiary at December 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of December 31, 2008 and December 31,2007.

	2008	2007
Net operation gian (loss) carry forward	$4,650,371	$(225,600)
Total deferred tax assets	-	33,840
Less: valuation allowance	-	(33,840)
Net deferred tax assets	$-	$-

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2008 and December 31, 2007:

	2008	2007
Aggregate:
Total deferred tax assets	$1,423,450	$1,222,891
Less: valuation allowance	(1,423,450)	(1,222,891)
Net deferred tax assets	$-	$-

Note 9- COMMITTMENTS

Operating Leases
The Company leases various office facilities under operating leases that terminate on various dates.  Rental expense for these leases consisted of approximately $15,768 for the year ended December 31, 2007.  As of December 31, 2007, all operating leases had expired.

Note 10– STOCK OPTIONS

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
DECEMBER 31, 2008

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

Risk-free interest rate	4.77%
Expected life of the options	3 year
Expected volatility	126.76%
Expected dividend yield	0%

The outstaning options as of December 31, 2008 and December 31, 2007 listed as follow:

Number of Shares
Outstanding at January 01, 2007	250,000
Granted	-
Exercised	-
Canceled	-

Outstanding at December 31, 2007	250,000

Granted	-
Exercised	-
Canceled	-

Outstanding at December 31, 2008	250,000
Exercisable at December 31, 2008	250,000

Options outstanding at December 31, 2008 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$0.530	100,000	1.84	$0.530	100,000	$0.530	-
$0.702	150,000	0.21	$0.702	150,000	$0.702	-

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 11 – STATUTORY RESERVE

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i)	Making up cumulative prior years' losses, if any;

ii)
Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and statutory common welfare fund is no longer required per the new cooperation law executed in 2006.

iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $487,597 for year ended December 31, 2008 and $0 for the year ended December 31, 2007.

Note 12 - MAJOR CUSTOMERS AND VENDORS

The Company purchased its battery products from three vendors during the year ended December 31, 2008 with each vendor individually accounting for about 36%, 34% and 30% of purchases. Accounts payable to the venders amounted to RMB 7,497,200 ($1,009,839), RMB 6,081,550 ($892,163) and RMB 5,637,270 ($826,988) as of December 31, 2008. The Company did not purchase or sales battery product during the year ended December 31, 2007.

One major customer accounted 100% of the battery sales during the year ended December 31, 2008. Accounts receivable from the customer amounted to RMB 48,124,656 ($7,059,887) as of December 31, 2008.  The sales agreement with the customer is on a monthto month basis. The Company did not have sales of battery products in the year ended December 31, 2007.

The Company purchased its raw materials for battery shell business from three vendors, who purchased more than 10% of the raw material for battery shell, during the year ended December 31, 2008, with each vendor individually accounting for about 51%, 26% and 17%. Accounts payable to the venders amounted to RMB 832,570 ($122,138), RMB 308,000 ($45,184) and RMB 136,800 ($20,069), respectively, as of December 31, 2008. The Company purchased its raw materials for battery shell business from two vendors who purchased more than 10% of its raw materials for battery shell, during the year ended December 31, 2007, with each vendor individually accounting for about 27.4% and 27.3%. Accounts payable to the vendors amounted to RMB 682,075 ($93,512) and RMB 1,300,355 ($178,279), respectively, as of December 31, 2007.

The Company had four customers accounted over 10% of the battery shell sales during the year ended December 31, 2008 with each customer individually accounting for about 19%, 17%, 14% and 10%. Accounts receivable from the customer amount to RMB 381,132 ($55,912), RMB 456,166 ($66,919), RMB 173,304 ($25,424) and RMB 154,682 ($22,692). The Company had three customers which accounted over 10% of the battery shell sales for the year ended December 31, 2007 with each customer individually accounting for about 22.8%, 14.0% and 11.5%. Accounts receivable from the customers amounted to RMB 516,384 ($70,796), RMB 180,812 ($24,789) and RMB 592,463 ($81,227) as of December 31, 2007.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 13 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2008 and 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$369,287
Change for 2007	458,111

Balance at December 31, 2007	$854,398
Change for 2008	289,772

Balance at December 31, 2008	$1,144,170

Note 14– SEGMENT REPORTING

The Company had two principal operating segments which were: battery components manufacturer and distributor of battery.  These operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company disposed off the supplier of 3G telecommucations equipment, Galaxy, during the six month period ended June 30, 2007 and has determined that the battery components manufacturer is the only reportable segment for the year ended December 31, 2007. The operations of Galaxy have been presented separately, as discontinued operations, in the accompanying financial statements. The loss of discounting operations during the periods ended December 31, 2007 was $37,578 and the loss on disposal of Galaxy was $35,635.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	2008	2007
Revenues from unaffiliated customers:
Battery shell and cover	$4,967,813	$2,696,267
Battery	14,748,595	-
Consolidated	$19,716,408	$2,696,267
Operating income (loss):
Battery shell and cover	$545,889	$(10,290,485)
Battery	4,889,879	-
Corporation (1)	(451,244)	-
Consolidated	$4,984,524	$(10,290,485)
Net income (loss) before taxes:
Battery shell and cover	$467,047	$(10,157,082)
Battery	4,889,879	-
Corporation (1)	(451,184)	-
Consolidated	$4,905,742	$(10,157,082)
Net income (loss) :
Battery shell and cover	$353,592	$(225,600)
Battery	4,549,514	-
Corporation (1)	(452,034)	(11,325,658)
Consolidated	$4,451,072	$(11,525,.851)
Identifiable assets:
Battery shell and cover	$15,948,228	$6,540,890
Battery	594,510	-
Corporation (1)	333,716	526,910
Consolidated	$16,876,454	$7,067,800
Depreciation and amortization:
Battery shell and cover	$239,216	$222,673
Battery	-	-
Corporation (1)	69,570	249,687
Consolidated	$308,786	$472,360
Capital expenditures:
Battery shell and cover	$6,025	$75,371
Battery	-	-
Corporation (1)	-	-
Consolidated	$6,025	$75,371

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

 Note 15 – CURRENT VULNERABILITY DUE TO RISK FACTORS

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