Form 10-Q
period 2009-03-31
CHINA DIGITAL COMMUNICATION GROUP
filed 2009-05-12
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

CHINA DIGITAL COMMUNICATION GROUP
(Exact name of registrant as specified in the Charter)

Nevada	000-49715	91-2132336
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

A-3. Xinglian Industrial Zone
He Hua Ling Pingxin Road, Xin Nan Ping Hu Town
Longgang, Shenzhen China
 (Address of Principal Executive Offices)

86-755-6126-8588
(Issuer Telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2009: 54,460,626 shares of common stock.

CHINA DIGITAL COMMUNICATION GROUP

FORM 10-Q

March 31, 2009

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHINA DIGITAL COMMUNICATION GROUP AND
SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	5

Unaudited Condensed Consolidated Statements of Operations	6

Unaudited Condensed Consolidated Statements of Cash Flow	7

Notes to unaudited Condensed Consolidated Financial Statements	8-19

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$10,164,537	$6,969,454
Accounts receivable, net	2,707,269	7,407,371
Inventory	287,167	759,477
Total current assets	13,158,973	15,136,302

Plant, property & equipment, net	804,271	859,232

Other assets
Intangible assets, net	852,065	880,920

Total assets	$14,815,309	$16,876,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,245,206	$3,467,324
Tax payable	73,837	399,519
Loan payable	2,197,500	2,200,500
Loan payable to related party	174,600	174,600
Total current liabilities	3,691,143	6,241,943

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757 shares authorized, 7,575,757, issued and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000 shares authorized, 54,460,626, issued and outstanding	54,460	54,460
Additional paid in capital	16,950,348	16,950,348
Statutory reserve	649,037	593,445
Other comprehensive income	1,129,542	1,144,170
Accumulated deficit	(7,666,797)	(8,115,488)
Total stockholders' equity	11,124,166	10,634,511

Total liabilities and stockholders' equity	$14,815,309	$16,876,454

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three months period ended March 31,
	2009	2008

Revenue, net
Battery shell and cover	$857,662	$483,210
Battery	1,774,458	-
Total revenue	2,632,120	483,210

Cost of sales
Battery shell and cover	727,897	534,336
Battery	1,190,843	-
Total cost of revenue	1,918,740	534,336

Gross profit (loss)	713,380	(51,126)

Operating expenses
Selling expense	18,139	6,566
General and administrative expenses	101,047	132,263
Total operating expenses	119,186	138,829

Income (loss) from operations	594,194	(189,955)

Other income (expense)
Other income (expense), net	-	(17,032)
Miscellaneous income (expense)	2,898	(4,474)
Interest income (expense)	(31,042)	(4,903)
Total other iexpense	(28,144)	(26,409)

Income (loss) before income taxes	566,050	(163,546)

Provision for income taxes	(61,768)	-

Net income (loss)	504,282	(163,546)

Other comprehensive income
Foreign currency translation	(14,628)	230,064

Comprehensive income	$489,654	$66,519

Earning (loss) per share
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

Weighted average number of shares outstanding:
Basic	54,460,626	54,460,626
Diluted	54,460,626	54,460,626

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three months period ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$504,282	$(163,546)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	53,793	52,310
Amortization of intangible assets	28,104	27,878
(Increase) / decrease in current assets:
Accounts receivables	4,690,324	(108,586)
Inventory	471,307	468,960
Prepaid expense	-	1,726
Deposits	-	6,880
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(2,217,830)	(435,557)
Tax payable	(325,160)	107,033

Net cash provided by (used in) operating activities	3,204,819	(42,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	-	(279,540)
Loan from related party	19,550	-

Net cash provided by (used in) financing activities	19,550	(279,540)

Effect of exchange rate changes on cash and cash equivalents	(29,286)	145,111

Net increase in cash and cash equivalents	3,195,083	(177,332)

Cash and cash equivalents, beginning balance	6,969,454	3,794,126

Cash and cash equivalents, ending balance	$10,164,537	$3,616,794

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$61,768	$-

Interest payments	$35,085	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Sono Digital Electronic Technologies Co., Ltd. with Liu Changqing and Wang Feng (collectively, the Purchasers”) for the sale of our wholly-owned subsidiary Sono Digital Electronic Technologies Co., Ltd. (“Sono”) (the “Agreement”). Changqing purchased a 60% interest and Feng purchased a 40% interest in Sono. In exchange for all of the outstanding shares of Sono, the Purchasers paid $3,000,000 USD as consideration for the acquisition.  The Company disposed off Galaxy View on April 24, 2007.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by China Digital, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Exchange Gain (Loss):

During the three month periods ended March 31, 2009 and 2008, the transactions of E’Jenie were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

During the three month periods ended March 31, 2009 and 2008, the accounts of E’Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The company acquire all of its battery products from three customers and sold all of its battery product to one customer. The sales and purchase agreements with the customer and vendors are on a month to month basis.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of October 1, 2005 and will recognize stock-based compensation expense using the modified prospective method.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  As of March 31, 2009 and December 31, 2008, inventory consisted of raw material, work in progress and finished goods as follows:

Inventory	March 31, 2009	December 31, 2008
Raw Material	$85,034	$81,444
Work-in-process	18,566	21,017
Finished goods	183,567	657,016

	$287,167	$759,477

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of March 31, 2009 and December 31, 2008 Property, Plant & Equipment consist of the following:

	March 31, 2009	December 31, 2008
Machinery	$967,782	$969,103
Automobile	36,458	36,508
Office equipment	7,725	7,736
Building	589,631	590,436

	1,601,596	1,603,783

Accumulated depreciation	(797,325)	(744,551)

	$804,271	$859,232

Depreciation expenses was $53,793 and $52,310 for the three months period ended March 31, 2009 and 2008.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 –INTANGIBLE ASSETS

As of March 31, 2009 and December 31, 2008 intangible assets consisted of the following:

	March 31, 2009	December 31, 2008

Customer relationship	$2,691,445	$2,691,445
Design	366,850	366,850
Proprietary technology	270,850	270,850
Land rights	589,631	590,436
Intangible assets	3,918,776	3,919,581

Impairment in 2007	(1,972,598)	(1,972,598)

Accumulated amortization	(1,094,113)	(1,066,063)

Intangible, net	$852,065	$880,920

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

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The intangible assets are amortized over 10-30 years.  Amortization expenses was $28,104 and $27,878 for the three months period ended March 31, 2009 and 2008 respectively.

Amortization expenses for the Company’s intangible assets over the next five fiscal years is estimated to be:

March 31, 2010	$112,416
March 31, 2011	112,416
March 31, 2012	112,416
March 31, 2013	112,416
March 31, 2014	112,416
After	289,985
Total	$852,065

Note 4 – VAT TAX AND INCOME TAX PAYABLE

As of March 31, 2009 and December 31, 2008, tax payable comprised of the following:

	March 31, 2009	December 31, 2008

Income tax payable	$58,557	$256,170
VAT tax payable	15,280	143,349

Total	$73,837	$399,519

Note 5 – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of March 31, 2009 and December 31, 2008, accounts payable & accrued expenses comprised of the following:

	March 31, 2009	December 31, 2008

Accounts payable	$812,171	$3,009,376
Accrued professional fees	215,325	210,300
Accrued payroll	57,316	62,161
Welfare payable	66,311	91,274
Other accrued expenses	94,083	94,213
Total	$1,245,206	$3,467,324

Note 6 - LOAN PAYABLE

On August 25, 2008, the Company entered a bank loan agreement in the amount of RMB 15,000,000 or approximately $2,197,500 and $2,200,500 as of March 31, 2009 and December 31, 2008. The loan is unsecured, with floating rate interest-bearing ranging from 6.66% to 7.47%, and is due on August 24, 2009.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2009 and December 31, 2008, the Company has an unsecured, due on demand, and non interest-bearing loan from a shareholder in the amount of $174,600.

Note 8– STOCK OPTIONS

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

The Company adopted SFAS 123(R) on November 1, 2005 using the modified prospective method. Prior to the adoption of SFAS 123(R) the Company did not have any stock options. The Company did not record expense for stock based compensation for the Period ended March 31, 2009 and 2008.

Risk-free interest rate	4.00%
Expected life of the options	5 year
Expected volatility	58.0%
Expected dividend yield	0%

The outstaning options as of March 31, 2009 and December 31, 2008  listed as follow:

Number of Shares
Outstanding at January 01, 2008	250,000
Granted	-
Exercised	-
Canceled	-

Outstanding at December 31, 2008	250,000

Granted	-
Exercised	150,000
Canceled	-

Outstanding at March 31, 2009	100,000
Exercisable at March 31, 2009	100,000

Options outstanding at March 31, 2009 and related weighted average price and intrinsic value is as follows:

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$0.530	100,000	1.59	$0.530	100,000	$0.530	-

Note 9 – STATUTORY RESERVE

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

In accordance with the Chinese Company Law, the company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $55,592 for three months ended March 31, 2009 and $487,597 for year ended December 31, 2008.

NOTE 10 - MAJOR CUSTOMERS AND VENDORS

The Company purchased its battery products from three vendors during the three months period ended March 31, 2009 with each vendor individually accounting for about 38.4%, 33.8%, 27.8% of purchases. Accounts payable to the venders amounted to RMB 1,360,000 ($199,240), RMB 1,495,000 ($219,018), RMB 970,000 ($142,105) as of March 31, 2009.  The Company did not purchase battery product during the three months period ended March 31, 2008.

One major customer accounted 100% of the battery sales during the three months period ended March 31, 2009. Accounts receivable from the customer amounted to RMB 15,794,475 ($2,313,891) as of March 31, 2009.  The sales agreement with the customer is on a month to month basis.  The Company did not have sales of batter products during the three months period ended March 31, 2008.

There were four vendors which the Company purchased more than 10% of its raw material for three month periods ended March 31, 2009 with each vendor individually accounting for about 39.8%, 28.6%, 17.6% and 13.3%. Accounts payable to the venders amount to RMB 696,500 ($102,037), RMB 530,400 ($77,704), RMB 280,000 ($41,020) and RMB 190,000 ($27,835), respectively, as of March 31, 2009. The Company has three vendors purchased more than 10% of its raw material for ths fiscal year ended Devember 31, 2008 with each vendor individually accounting for about 51%, 26% and 17%. Accounts payable to the venders amounted to RMB 832,570 ($122,138), RMB 308,000 ($45,184) and RMB 136,800 ($20,069), respectively, as of December 31, 2008.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had four customers accounted over 10% of the battery shell revenue for the three month periods ended March 31, 2009 with each individually accounting for about 17.3%, 13.5%, 12.8% and 12.2%. Accounts receivable from customer amounted to RMB 448,335 ($65,681), RMB 324,368 ($47,520), RMB 353,905 ($51,847) and RMB 350,732 ($51,382), respectively as of March 31, 2009. Four customers accounted over 10% of the battery shell revenue for the fiscal year ended December 31, 2008 with each individually accounting for about 19%, 17%, 14%, and 10%. Accounts receivable from the customer amount to RMB 381,132 ($55,912), RMB 456,166 ($66,919), RMB 173,304 ($25,424) and RMB 154,682 ($22,692) respectively as of December 31, 2008.

Note 11 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2009 and December 31, 2008 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2007	$854,398
Change for 2008	289,772

Balance at December 31, 2008	$1,144,170
Change for 2009	(14,628)

Balance at March 31, 2009	$1,129,542

Note 12– SEGMENT REPORTING

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2009		March 31, 2008
Revenues from unaffiliated customers:
Battery shell and cover		$857,662	$483,210
Battery		1,774,458	-
Consolidated	$.	2,632,120	$483,210
Operating income (loss):
Battery shell and cover		$93,836	$(108,151)
Battery		551,872	-
Corporation (1)		(51,514)	(81,804)
Consolidated		$594,194	$(189,955)
Net income (loss) before taxes:
Battery shell and cover		$65,812	$(81,742)
Battery		551,872	-
Corporation (1)		(51,634)	(81,804)
Consolidated		$566,050	$(163,546)
Net income (loss) :
Battery shell and cover		$45,685	$(81,742)
Battery		510,231	-
Corporation (1)		(51,634)	(81,804)
Consolidated		$504,282	$(163,546)
Identifiable assets:
Battery shell and cover		$12,122,631	$6,065,747
Battery		2,386,022	-
Corporation (1)		306,656	376,226
Consolidated		$14,815,309	$6,441,973
Depreciation and amortization:
Battery shell and cover		$58,707	$56,998
Battery		-	-
Corporation (1)		23,190	23,190
Consolidated		$81,897	$80,188
Capital expenditures:
Battery shell and cover		$-	$-
Battery		-	-
Corporation (1)		-	-
Consolidated		$-	$-

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

 Note 13 – CURRENT VULNERABILITY DUE TO RISK FACTORS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The following table presents certain consolidated statement of operations information for the three months period ended March 31, 2009 and 2008. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2009	2008

Revenue, net
Battery shell and cover	$857,662	$483,210
Battery	1,774,458	-
Total revenue	2,632,120	483,210

Cost of sales
Battery shell and cover	727,897	534,336
Battery	1,190,843	-
Total cost of revenue	1,918,740	534,336

Gross profit (loss)	713,380	(51,126)

Operating expenses
Selling expense	18,139	6,566
General and administrative expenses	101,047	132,263
Total operating expenses	119,186	138,829

Income (loss) from operations	594,194	(189,955)

Other income (expense)
Other income (expense), net	-	(17,032)
Miscellaneous income (expense)	2,898	(4,474)
Interest income (expense)	(31,042)	(4,903)
Total other expense	(28,144)	(26,409)

Income (loss) before income taxes	566,050	(163,546)

Provision for income taxes	(61,768)	-

Net income (loss)	$504,282	$(163,546)

Net Revenue

Net revenue for the three months period ended March 31, 2009 totaled $2,632,120 compared to $483,210 for the three months period ended March 31, 2008, an increase of $2,148,910, or approximately 444.7%. The increase was primarily due to the company’s entry into a new segment of business as a distributor of batteries during the three months period ended March 31, 2009. This new segment generated revenue of $1,774,458, or 67.4% of total sales.

The Company’s existing battery shell and cover business generated net revenue of $857,662 during the three months period ended March 31, 2009 compared with $483,210 for the three months period ended March 31, 2008, and increase of $374,452, or 77.5%.  The increase in our sales in this segment was basically related to a general increase in sales to existing customers

The Company has one customer that accounts for all of our sales of batteries. This customer contracts with the Company on a monthly basis.

Cost of Revenue

Cost of sales for the three months period ended March 31, 2009 totaled $1,918,710 or approximately 72.9% of net sales compared to $534,336 or 110.6% of net sales for the three months period ended March 31, 2008, an increase of $1,384,404 or approximately 259.1%. Cost of revenue of the new battery distribution segment was $1,190,843, or 45.2% of total revenue.

The Company had developed effective purchasing techniques that enable us to remain competitive in marketing our batteries; we have limited the number of suppliers and have negotiated preferable arrangements with them.

Cost of sales related to our existing battery shell and cover business during the three months period ended March 31, 2009 was $727,897, or 27.7% of sales compared to $534,336 for the three months period ended March 31, 2008, or 110.6% of sales.  The reduction in our cost of sales as a percentage of sales is due to our ability to generate additional revenue with the current infrastructure that we have in place.

Operating Expense

Operating expenses for the three months period ended March 31, 2009 totaled $119,186 or approximately 4.5% of net revenue compared to $138,829 or approximately 28.7% of net revenue for the three months period ended March 31, 2008 a decrease of $19,643, or approximately 14.1%. The decrease in operating expenses has to do primarily due to a decrease in our professional fees related to the investor relation service.

Selling expense for the three months period ended March 31, 2009 totaled $18,139 compared to $6,566 for the same period in 2008.  The increase in selling expense of $11,573 was due to an increase sales in our new battery distribution business segament.

General and administrative expenses for the three months period ended March 31, 2009 totaled $101,047 compared to $132,263 for the same period in 2008.  The decrease in general and administrative expenses of $31,216 was mainly due to a decrease in our professional fees related to the investor relation service.

Income (Loss) from Operations

Income from operations for the three months period ended March 31, 2009 totaled $594,194 or approximately 22.6% of net revenue compared to a loss from operations of $(189,955) or approximately (39.3%) of net revenue for the three months period ended March 31, 2008, an increase in net income of $784,149 or approximately 412.8%. The increase in income from operations was primarily due to the reasons listed above which include an increase in our revenue while decreasing our cost of revenue and our operating expenses as a percentage of revenue.

Other Income (Expense)

During the three months period ended March 31, 2009 we had other expense of $(28,144) compared to $(26,409) for the three months period ended March 10, 2008, an increase in other expense of $1,735.

Net Income (Loss)

Net income for the three months period ended March 31, 2009 totaled $504,282 compared to a net loss of $(163,546) for the three months period ended March 31, 2008, an increase in net income of $667,828 or approximately 408.3% due to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $10,164,537 as of March 31, 2009 and current assets totaled $13,158,973 at March 31, 2009. The Company's total current liabilities were $3,691,143 at March 31, 2009. Working capital at March 31, 2009 was $9,467,830. During the three months period ended March 31, 2009 and 2008, net cash provided by (used in) operating activities were $3,204,819 and $(42,903), respectively.

Net cash provided by (used in) financing activities totaled $19,550 and $(279,540) for the three months period ended March 31, 2009 and 2008, respectively. The net cash change was $3,195,083 and $(177,332) for the three months periods ended March 31, 2009 and 2008, respectively.

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

A summary of significant accounting policies is included in Note 2 to this unaudited consolidated financial statements included in this quarter report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 4, 2008, we submitted an Information Statement on Schedule 14C to effectuate a 10 to 1 reverse stock split (pro-rata decrease) of our issued and outstanding shares of common stock, par value $0.001 per share.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

CHINA DIGITAL COMMUNICATION GROUP

Date: May 12, 2009	By:	/s/ Fushun Li
Fushun Li
Chief Executive Officer and Director