Form 10-Q
period 2009-06-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2009-08-05
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

86-755-6126-8588
(Issuer Telephone number)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 3, 2009: 5,446,062 shares of common stock.

CHINA DIGITAL COMMUNICATION GROUP

FORM 10-Q

June 30, 2009

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2009 (Unaudited)	December 31, 2008
Current assets
Cash and cash equivalents	$9,964,948	$6,969,454
Accounts receivable	5,062,535	7,407,371
Inventory	221,984	759,477
Total current assets	15,249,467	15,136,302

Plant, property & equipment, net	747,192	859,232

Other assets
Intangible assets, net	833,308	880,920
Total other assets	833,308	880,920

Total assets	$16,829,967	$16,876,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,818,510	$3,467,324
Taxes payable	234,325	399,519
Bank loan	2,107,759	2,200,500
Loan payable to shareholder	174,600	174,600
Total current liabilities	4,335,194	6,241,943

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757 shares authorized,
7,575,757, issued and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000 shares authorized,
5,446,062, issued and outstanding	54,460	54,460
Additional paid in capital	16,950,348	16,950,348
Statutory reserve	785,222	593,445
Other comprehensive income	1,161,496	1,144,170
Accumulated deficit	(6,464,329)	(8,115,488)
Total stockholders' equity	12,494,773	10,634,511

Total liabilities and stockholders' equity	$16,829,967	$16,876,454

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008

Revenue, net
Battery shell and cover	$2,557,870	$1,663,923	$1,700,208	$1,173,557
Battery	5,452,243	-	3,677,785	-
	8,010,113	1,663,923	5,377,993	1,173,557

Cost of sales
Battery shell and cover	1,949,757	1,629,024	1,221,860	1,083,210
Battery	3,729,291	-	2,538,448	-
	5,679,048	1,629,024	3,760,308	1,083,210

Gross profit	2,331,065	34,899	1,617,685	90,347

Operating expenses
Selling expenses	39,432	14,736	21,293	8,072
General and administrative expenses	179,236	295,675	78,189	162,670
Recovery from inventory reserve	-	(59,799)	-	(59,799)
	218,668	250,612	99,482	110,943

Income (loss) from operations	2,112,397	(215,713)	1,518,203	(20,596)

Other income (expense)
Other income (expense), net	-	17,284	-	-
Miscellaneous income (expense)	1,418	4,317	(1,480)	8,857
Interest income (expense)	(57,793)	16,128	(26,751)	11,152
	(56,375)	37,729	(28,231)	20,009

Income (loss) before income taxes	2,056,022	(177,984)	1,489,972	(587)

Provision for income taxes	213,084	-	151,316	-

Net income (loss)	1,842,938	(177,984)	1,338,656	(587)

Other comprehensive income
Foreign currency translation	17,326	254,697	31,954	24,632

Comprehensive income (loss)	$1,860,264	$76,713	$1,370,610	$24,045

Earning (loss) per share
Basic	$0.34	$(0.03)	$0.25	$(0.00)
Diluted	$0.30	$(0.03)	$0.22	$(0.00)

Weighted average number of shares outstanding:
Basic	5,446,062	5,446,062	5,446,062	5,446,062
Diluted	6,203,637	6,203,637	6,203,637	6,203,637

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,842,938	$(177,984)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	156,486	162,064
(Increase) / decrease in current assets:
Accounts receivable	2,327,997	(221,085)
Inventory	535,730	513,202
Prepaid expenses	-	1,726
Deposits	-	8,530
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	(1,641,333)	(144,244)
Taxes payable	(164,280)	131,317

Net cash provided by operating activities	3,057,538	273,526

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	-	(5,929)

Net cash used in investing activities	-	(5,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(87,813)	(283,680)
Loan from related party	40,966	-

Net cash used in financing activities	(46,847)	(283,680)

Effect of exchange rate changes on cash and cash equivalents	(15,197)	131,900

Net increase in cash and cash equivalents	2,995,494	115,817

Cash and cash equivalents, beginning balance	6,969,454	3,794,126

Cash and cash equivalents, ending balance	$9,964,948	$3,909,943

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:

Income tax payments	$364,310	$-

Interest payments	$68,397	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 (Unaudited) and December 31, 2008

Note 1 – ORGANIZATION

China Digital Communication Group (the “Company”) was incorporated under the laws of the State of Nevada on March 27, 2001, operating its business through its wholly owned subsidiary E'Jenie Technology Development Co., Ltd (E’Jenie), a company incorporated under the laws of the Peoples Republic of China (PRC). Through E'Jenie, the Company manufactures and distributes lithium battery shells and related products primarily in China.  On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (Billion).  Billion owns all of the issued and outstanding shares of E’Jenie.  Billion, was incorporated under the laws of the British Virgin Islands on July 27, 2004.   On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International, Ltd (Galaxy View).  Galaxy View owns all of the issued and outstanding shares of Shenzhen Sono Digital Electronic Technologies Company Limited (Sono).  Galaxy View was incorporated under the laws of the British Virgin Islands on August 22, 2005.  Sono was legally established on May 29, 2001 under the laws of the PRC. When used in these notes, the terms “Company,” “we,” “our,” or “us” mean China Digital Communication Group and its Subsidiaries.

On September 30, 2004, the Company entered into an Exchange Agreement with Billion.  Pursuant to the Exchange Agreement, the Company agreed to purchase all of the issued and outstanding shares of Billion for approximately $1,500,000 in cash and 4,566,210 shares of the Company’s common stock, or approximately 8.7% of the total issued and outstanding shares.

On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View, the Company and the shareholders of Galaxy View.  Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at $6,787,879. Under the terms of the Agreement, the Company paid to the Shareholders $3,000,000 in cash and delivered 7,575,757 unregistered shares of China Digital preferred stock valued at $3,787,879.

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Sono with Liu Changqing and Wang Feng (collectively, the Purchasers”) for the sale of its wholly-owned subsidiary Sono. Changqing purchased a 60% interest and Feng purchased a 40% interest in Sono. In exchange for all of the outstanding shares of Sono, the Purchasers paid $3,000,000 USD as consideration for the acquisition.  The Company disposed Galaxy View on April 24, 2007.

In connection with the acquisition of Galaxy View, the Company issued the Series A-1 Preferred Stock to the selling Shareholders.  On June 29, 2006, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A-1 Convertible Preferred Stock designating 7,575,757 of the Company’s previously authorized preferred stock. Each share of Series A-1 Preferred Stock entitles the holder thereof to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one share of the Company’s common stock on June 29, 2011. Each share of Series A-1 Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, ranks (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock. Series A preferred Shares are not entitled to any preferred dividend. However, the preferred shareholders will share the dividend on common stock proportionately if and when the dividend on Common Stock is declared.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by China Digital, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results for the six and three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Exchange Gain (Loss)

During the six and three months  ended June 30, 2009 and 2008, the transactions of E’Jenie were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

During the six and three months ended June 30, 2009 and 2008, the accounts of E’Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Principles of Consolidation

The consolidated financial statements include the accounts of China Digital Communication Group and its wholly owned subsidiaries Billion, E’Jenie, collectively referred to within as the Company.  All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition

The Company manufactures and distributes battery shells and covers for cellular phone. The Company established a new division in 2008, through which the Company began selling batteries in PRC. The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized when the significant risks and rewards of the ownership of goods have been transferred to the buyers. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, the possible return of goods, or when the amount of revenue and the costs incurred or to be incurred in respect of the transaction cannot be measured reliably.

Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At June 30, 2009 and December 31, 2008, the Company had approximately $9,966,000 and $6,960,000 cash in state-owned banks, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The allowance for doubtful accounts was $0 at June 30, 2009 and December 31, 2008.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  As of June 30, 2009 and December 31, 2008, inventory consisted of raw material, work in progress and finished goods as follows:

	June 30, 2009	December 31, 2008
Raw Material	$55,165	$81,444
Work-in-process	33,895	21,017
Finished goods	132,924	657,016

	$221,984	$759,477

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of June 30, 2009 and December 31, 2008, Property, Plant & Equipment consisted of the following:

	June 30, 2009	December 31, 2008
Machinery	$957,220	$969,103
Automobile	36,426	36,508
Office equipment	17,436	7,736
Building	589,117	590,436

	1,600,199	1,603,783

Accumulated depreciation	(853,007)	(744,551)

	$747,192	$859,232

Depreciation expenses were approximately $110,000 and $109,000 for the six months ended June 30, 2009 and 2008, and approximately $57,000 and $56,000 for the three months ended June 30, 2009 and 2008, respectively.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”),” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired.

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

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Recent accounting pronouncements

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on Company’s financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 141 (R) on January 1, 2009.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

Note 3 – INTANGIBLE ASSETS

As of June 30, 2009 and December 31, 2008 intangible assets consisted of the following:

	June 30, 2009	December 31, 2008

Customer relationship	$2,691,445	$2,691,445
Design	366,850	366,850
Proprietary technology	270,850	270,850
Land rights	589,117	590,436
Intangible assets	3,918,262	3,919,581

Impairment in 2007	(1,972,598)	(1,972,598)

Accumulated amortization	(1,112,356)	(1,066,063)

Intangible assets, net	$833,308	$880,920

During the year ended December 31, 2006, E’Jenie purchased the two facilities they previously leased.  The cost of the acquisition was $1,103,596.  Of that amount $551,798 was recorded as an intangible asset as land rights.  Because the laws of the PRC do not allow for ownership of land, the Company received a Certificate of Real Estate from the Ministry of Land and Resources for the use of the land.

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

The intangible assets are amortized over 10-30 years.  Amortization expenses were approximately $46,000 and $53,000 for the six months ended June 30, 2009 and 2008, and approximately $18,000 and $25,000 for the three months ended June 30, 2009 and 2008, respectively.

Amortization expenses for the Company’s intangible assets over the next five fiscal years from June 30, 2009 are estimated to be:

June 30, 2010	$112,416
June 30, 2011	112,416
June 30, 2012	112,416
June 30, 2013	112,416
June 30, 2014	112,416
After	271,228
Total	$833,308

Note 4 – VAT TAX AND INCOME TAX PAYABLE

As of June 30, 2009 and December 31, 2008, tax payable comprised of the following:

	June 30, 2009	December 31, 2008

Income tax payable	$151,400	$256,170
VAT tax payable	82,925	143,349

Total	$234,325	$399,519

Note 5 – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of June 30, 2009 and December 31, 2008, accounts payable & accrued expenses comprised of the following:

	June 30, 2009	December 31, 2008

Accounts payable	$1,485,681	$3,009,376
Payable to a third party for expenses reimbursement	143,667	-
Professional fees payable	-	210,300
Accrued payroll	58,538	62,161
Welfare payable	40,142	91,274
Other accrued expenses	90,482	94,213
Total	$1,818,510	$3,467,324

Note 6 - LOAN PAYABLE

On August 25, 2008, the Company entered a bank loan agreement in the amount of RMB 15,000,000 or approximately $2,107,300 and $2,200,500 as of June 30, 2009 and December 31, 2008. The loan is unsecured, with floating rate interest-bearing ranging from 6.66% to 7.47%, and is due on August 24, 2009.

Note 7 – RELATED PARTY TRANSACTIONS

As of June 30, 2009 and December 31, 2008, the Company has an unsecured, due on demand, and non interest-bearing loan from a shareholder in the amount of $174,600.

Note 8 – STOCK OPTIONS

On November 4, 2005, the Company issued a nonqualified stock option for 100,000 shares to a member of the board with an exercise price of $0.53 that will expire on November 3, 2010.  The option vested and became exercisable immediately.

The Company's 2005 Stock Option Incentive Plan provides for the grant of 100,000 option rights to a non-employee director. The Plan is administered by the Company's Compensation Committee, who has the authority to select plan participants and determine the terms and conditions of such awards.

The Company adopted SFAS 123(R) on November 1, 2005 using the modified prospective method. Prior to the adoption of SFAS 123(R) the Company did not have any stock options.

Risk-free interest rate	4.00%
Expected life of the options	5 year
Expected volatility	58.0%
Expected dividend yield	0%

On March 20, 2006, the Company issued a non-incentive stock option for 150,000 shares to a consultant with an exercise price of $0.702 that expired on March 19, 2009.  The options vested and became exercisable on May 1, 2006.

Risk-free interest rate	4.77%
Expected life of the options	3 year
Expected volatility	126.76%
Expected dividend yield	0%

The outstanding options as of June 30, 2009 and December 31, 2008 listed as follow:

Number of Shares
Outstanding at January 01, 2008	250,000
Granted	-
Exercised	-
Canceled	-

Outstanding at December 31, 2008	250,000

Granted	-
Exercised	-
Expired	150,000

Outstanding at June 30, 2009	100,000
Exercisable at June 30, 2009	100,000

Options outstanding at June 30, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.530	100,000	1.34	$0.530	100,000	$0.530	-

Note 9 – INCOME TAXES

The Company is registered in the State of Nevada. For certain operations in the US, the Company has incurred net operating losses for income tax purposes The Company believes that it is more likely than not that these net operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of June 30, 2009. Accordingly, the Company has no net deferred tax assets.

As of June 30, 2009, the Company in the United States had approximately $551,000 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

There is no income tax for companies domiciled in BVI. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to BVI tax jurisdiction where Billion is domiciled.

Pursuant to the PRC Income Tax Laws, the Company's subsidiary in China is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 18%.

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs is continued. The Company’s applicable EIT rate under new EIT law is 9% which was approved by local Tax department.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the six months ended June 30, 2009 and 2008, respectively:

	2009	2008
US statutory rates	34%	34%
State tax expense net of federal tax	-%	6%
Tax rate difference	(9)%	-%
Effect of tax holiday	(16)%	-%
Valuation allowance	1%	(40)%
Foreign income tax - PRC	-%	18%
Exempt from income tax due to net loss	-%	(18)%
Tax expense at actual rate	10%	0%

Note 10 – STATUTORY RESERVE

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

The Company reserved $191,776 for the six months ended June 30, 2009 and $487,597 for the year ended December 31, 2008.

NOTE 11 - MAJOR CUSTOMERS AND VENDORS

The Company purchased its products from four major vendors during the six months ended June 30, 2009 with each vendor individually accounting for 26.9%, 25.8%, 20.1% and 12.0% of the total purchases. Accounts payable to these venders amounted to RMB 2,670,000 ($390,814), RMB 2,810,000 ($411,306), RMB 2,117,500 ($309,943) and RMB 1,120,100 ($163,951) as of June 30, 2009.  The Company has three major vendors during the six months ended June 30, 2008 with each vendor individually accounting for 48.4%, 24.9% and 18.8% of the total purchases.

One major customer accounted for 64.5% of the total sales during the six months ended June 30, 2009. Accounts receivable from this customer amounted to RMB 27,151,815 ($3,974,270) as of June 30, 2009. The Company had four major customers accounted for 16.4%, 14.2%, 11.8% and 11.6% of the total sales during the six months ended June 30, 2008.

There were four vendors which the Company purchased more than 10% of its products for the three months ended June 30, 2009 with each vendor individually accounting for 27.9%, 25.3%, 20.3% and 12.1% of the total purchases. The Company had three vendors purchased more than 10% of its products for the three months ended June 30, 2008 with each vendor individually accounting for 45.2%, 29.4% and 18.2% of the total purchases.

The Company had one major customer accounted for 63.1% of the revenue for the three months ended June 30, 2009. Three customers accounted over 10% of the total revenue for the three months ended June 30, 2008 with each individually accounting for 15.9%, 14%, and 11.8%.

Note 12– SEGMENT REPORTING

The Company had two principal operating segments which were: battery components manufacturer and battery assembly and distribution.  These operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Revenues from unaffiliated customers:
Battery shell and cover	$2,557,870	$1,663,923	$1,700,208	$1,173,557
Battery	5,452,243	-	3,677,785	-
Consolidated	$8,010,113	$1,663,923	$5,377,993	$1,173,557
Operating income (loss):
Battery shell and cover	$464,149	$(30,987)	$370,313	$82,326
Battery	1,722,952	-	1,171,080	-
Corporation (1)	(74,704)	(184,726)	(23,190)	(102,922)
Consolidated	$2,112,397	$(215,713)	$1,518,203	$(20,596)
Net income (loss) before taxes:
Battery shell and cover	$407,894	$6,622	$342,082	$102,215
Battery	1,722,952	-	1,171,080	-
Corporation (1)	(74,824)	(184,606)	(23,190)	(102,802)
Consolidated	$2,056,022	$(177,984)	$1,489,972	$(587)
Net income (loss) :
Battery shell and cover	$339,707	$6,622	$294,022	$102,215
Battery	1,578,055	-	1,067,824	-
Corporation (1)	(74,824)	(184,606)	(23,190)	(102,802)
Consolidated	$1,842,938	$(177,984)	$1,338,656	$(587)
Identifiable assets:
Battery shell and cover	$13,800,574	$2,448,095	$13,800,574	$2,448,095
Battery	2,692,795	-	2,692,795	-
Corporation (1)	336,599	4,314,268	336,599	4,314,268
Consolidated	$16,829,968	$6,762,363	$16,829,968	$6,762,363
Depreciation and amortization:
Battery shell and cover	$110,106	$138,874	$51,399	$58,686
Battery	-	-	-
Corporation (1)	46,380	23,190	23,190	23,190
Consolidated	$156,486	$162,064	$74,589	$81,876
Capital expenditures:
Battery shell and cover	$-	$-	$-	$-
Battery	-	-	-	-
Corporation (1)	-	-	-	-
Consolidated	$-	$-	$-	$-

(1) Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

(2) The Company started battery assembly and distribution in the third quarter of 2008.

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

Note 14 – SUBSEQUENT EVENT

On July 13, 2009, the Company effected a 10-to-1 reverse stock split. The principal effect of the Reverse Split was that the number of shares of Common Stock issued and outstanding was reduced from 54,460,626 shares to approximately 5,446,062 shares (depending on the number of fractional shares that are issued or cancelled). The number of authorized shares of Common Stock was not affected.   All per share data has been retroactively restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FUNANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward-looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations, and any businesses that Registrant may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Registrant believes that the expectations reflected in the forward-looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

BUSINESS OVERVIEW

We were incorporated in Nevada on March 27, 2001 under the name Jasmine's Garden. We operate our business through our wholly owned subsidiary E'Jenie Technology Development Co., Ltd (E’Jenie), a company incorporated under the laws of the Peoples Republic of China (PRC). Through E'Jenie, we manufacture and distribute lithium battery shells and related products primarily in China. Based upon specifications from its customers E'Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, E'Jenie produces fourteen steel battery shell lines, nine aluminum battery shell lines, three aluminum battery cap lines and three steel battery cap lines.

We manufacture and distribute battery shells and covers for cellular phones. We maintain long-term relationships with large lithium battery manufacturers. We believe we will continually receive orders from our loyal customers because of our reputation and quality of the products. Our professional marketing team maintains relationships with our current customers and at the same time searches for other potential new customers. We seek to maintain and strengthen our position as a provider of battery shells and caps while increasing the breadth of our product line and improving the quality of our products.

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

Under the current depressed economic environment, the management of the Company has made some strategic adjustments to keep the Company running and growing. On the basis of keeping the existing battery pack accessories segment, the Company has been getting into a related field business since August 2008, battery assembly and finished battery distribution, to diversify the products’ chain; consequently, the Company has created an opportunity to keep competing in the whole battery industry.

Having engaged in battery business for years, management of the Company accumulated abundant knowledge about the battery industry, established a strong network among many battery companies which are on both lower and upper position of the battery distribution flow, and gained a lot of experience of battery distributing; therefore, we believe the Company is in a more favorable position than other companies in distributing finished batteries. Assembling and distributing finished batteries has a much higher profit margin than manufacturing battery accessories, so management of the Company is very confident that the battery distribution business will be profitable due to the outstanding battery quality and the strong distribution network the Company has been building for years.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008

The following table presents certain consolidated statement of operations information for the three months ended June 30, 2009 and June 30, 2008. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2009		2008
		% of Sales		% of Sales
Revenue, net
Battery shell and cover	$1,700,208	32%	$1,173,557	100%
Battery	3,677,785	68%	-	-
Total revenue	5,377,993	100%	1,173,557	100%

Cost of sales
Battery shell and cover	1,221,860	72%	1,083,210	92%
Battery	2,538,448	69%	-	-
Total cost of revenue	3,760,308	70%	1,083,210	92%

Gross profit	1,617,685	30%	90,347	8%

Operating expenses
Selling expense	21,293	1%	8,072	1%
General and administrative expenses	78,189	2%	162,670	14%
Recovery from inventory reserve	-	-	(59,799)	( 5%)
Total operating expenses	99,482	2%	110,943	10%

Income (loss) from operations	1,518,203	28%	(20,596)	( 2%)

Other income (expenses), net	(28,231)	( 1%)	20,009	2%

Income (loss) before income taxes	1,489,972	28%	(587)	( 0%)

Provision for income taxes	151,316	3%	-	-

Net income (loss)	$1,338,656	25%	$(587)	( 0%)

Net Revenue

Net revenue for the three months ended June 30, 2009 totaled $5,377,993 compared to $1,173,557 for the three months ended June 30, 2008, an increase of $4,204,436, or 358%. The increase was primarily due to the Company’s entry into a new line of business - assembly and distribution of batteries since the third quarter of 2008. This new business line generated revenue of $3,677,785, or 68% of total sales during the quarter ended June 30, 2009.

The Company’s existing battery shell and cover business generated net revenue of $1,700,208 during the quarter ended June 30, 2009, compared with $1,173,557 for the same period of last year, an increase of $526,651, or 45%.  The increase in our sales in this segment was mainly related to a general increase in sales to existing customers as a result of the gradual recovery of the economy in China.

Cost of Sales

Cost of sales for the three months ended June 30, 2009 totaled $3,760,308 or 70% of net sales, compared to $1,083,210 or 92% of net sales for the three months ended June 30, 2008, an increase of $2,677,098 or 247%. Cost of sales of the new business line of battery assembly and distribution was $2,538,448, or 69 % of total revenue from battery assembly and distribution.

The Company had developed effective purchasing techniques that enable us to remain competitive in marketing our batteries; we have limited the number of suppliers and have negotiated preferable arrangements with them.

Cost of sales related to our existing battery shell and cover business during the three months period ended June 30, 2009 was $1,221,860, or 72 % of sales of battery shell and cover compared to $1,083,210 for the three months period ended June 30, 2008, or 92% of sales.  The reduction in our cost of sales as a percentage of sales was due to our great efforts on cost control as well as the economy of scale on our increased production.

Operating Expense

Operating expenses for the three months ended June 30, 2009 totaled $99,482 or 2% of net revenue compared to $110,943 or 10% of net revenue for the three months ended June 30, 2008, a decrease of $11,461, or 10%. The decrease in our operating expenses was primarily due to our efficient control on expenses.

Selling expense for the three months period ended June 30, 2009 totaled $21,293 compared to $8,072 for the comparable period in 2008.  The increase in selling expense of $13,221 was due to an increase in sales in our new battery assembly and distribution business.

General and administrative expenses for the three months period ended June 30, 2009 totaled $78,189 compared to $162,670 for the  comparable period in 2008.  The decrease in general and administrative expenses of $84,481 was mainly due to our efficient control on labor and employee cost.

Net Income (Loss)

Net income for the three months ended June 30, 2009 totaled $1,338,656 compared to a net loss of $(587) for the three months ended June 30, 2008, an increase in net income of $1,339,243 which is due to our increased sales with lower cost of sales and decreased in our operating expenses.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The following table presents certain consolidated statement of operations information for the six months ended June 30, 2009 and 2008. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2009		2008
		% of Sales		% of Sales
Revenue, net
Battery shell and cover	$2,557,870	32%	$1,663,923	100%
Battery	5,452,243	68%	-	-
Total revenue	8,010,113	100%	1,663,923	100%

Cost of sales
Battery shell and cover	1,949,757	76%	1,629,024	98%
Battery	3,729,291	68%	-	-
Total cost of revenue	5,679,048	71%	1,629,024	98%

Gross profit	2,331,065	29%	34,899	2%

Operating expenses
Selling expense	39,432	1%	14,736	1%
General and administrative expenses	179,236	2%	295,675	18%
Recovery from inventory reserve	-	-	(59,799)	( 4%)
Total operating expenses	218,668	3%	250,612	15%

Income (loss) from operations	2,112,397	26%	(215,713)	(13%)

Other income (expenses), net	(56,375)	( 1%)	37,729	2%

Income (loss) before income taxes	2,056,022	26%	(177,984)	( 11%)

Provision for income taxes	213,084	3%	-	-

Net income (loss)	$1,842,938	23%	$(177,984)	( 11%)

Net Revenue

Net revenue for the six months ended June 30, 2009 totaled $8,010,113 compared to $1,663,923 for the six months ended June 30, 2008, an increase of $6,346,190, or 381%. The increase was primarily due to the Company’s entry into a new line of business for battery assembly and distribution since the third quarter of 2008. This new business line generated revenue of $5,452,243, or 68% of total sales.

The Company’s existing battery shell and cover business generated net revenue of $2,557,870 during the six months ended June 30, 2009 compared with $1,663,923 for the six months ended June 30, 2008, an increase of $893,947, or  54%.  The increase in our sales in this segment was mainly related to a general increase in sales to our existing customers.

Cost of Sales

Cost of sales for the six months ended June 30, 2009 totaled $5,679,048 or 71% of net sales compared to $1,629,024 or 98% of net sales for the six months ended June 30, 2008, an increase of $4,050,024 or 249%. Cost of sales of the battery assembly and distribution was $3,729,291, or 68% of total revenue from battery assembly and distribution.

The Company had developed effective purchasing techniques that enable us to remain competitive in marketing our batteries; we have limited the number of suppliers and have negotiated preferable arrangements with them.

Cost of sales related to our existing battery shell and cover business during the six months ended June 30, 2009 was $1,949,757, or 76% of sales of the battery shell and cover compared to $1,629,024 for the six months ended June 30, 2008, or 98% of sales.  The reduction in our cost of sales as a percentage of sales was due to our great efforts on cost control as well as the economy of scale on our increased production.

Operating Expense

Operating expenses for the six months ended June 30, 2009 totaled $218,668 or 3% of net revenue compared to $250,612 or 15% of net revenue for the six months ended June 30, 2008, a decrease of $31,944, or 13%. The decrease in our operating expenses was primarily due to our efficient control on expenses.

Selling expense for the six months ended June 30, 2009 totaled $39,432 compared to $14,736 for the comparable period in 2008.  The increase in selling expense of $24,696 was due to an increase in sales from our battery assembling and distribution.

General and administrative expenses for the six months ended June 30, 2009 totaled $179,236 compared to $295,675 for the comparable period in 2008.  The decrease in general and administrative expenses of $116,439 was mainly due to our efficient control on labor and employee cost.

Net Income (Loss)

Net income for the six months ended June 30, 2009 totaled $1,842,938 compared to a net loss of $(177,984) for the six months ended June 30, 2008, an increase in net income of $2,020,922 due to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $9,964,948 as of June 30, 2009. Working capital at June 30, 2009 was $10,914,273.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2009 and 2008:

	2009	2008
Cash provided by (used in):
Operating Activities	$3,057,538	$273,526
Investing Activities	-	(5,929)
Financing Activities	(46,847)	(283,680)

Net cash flow provided by operating activities was $3,057,538 for the six months ended June 30, 2009, as compared to net cash flow provided by operating activities of $273,526 for the six months ended June 30, 2008. The increase in net cash flow provided by operating activities for the six months ended June 30, 2009 was mainly due to increase in sales and quick payment collection on accounts receivable ..

Net cash flow used in investing activities was $0 for the six months ended June 30, 2009, as compared to net cash used in investing activities of $5,929 in the same period of 2008.  We didn’t have any investing activities in the six months ended June 30, 2009 while we’ve purchased some fixed assets in the comparable period of 2008.

Net cash flow used in financing activities was $46,847 for the six months ended June 30, 2009 as compared to net cash used in financing activities of $283,680 for the same period of 2008. The decrease of net cash outflow from financing activities for the six months ended June 30, 2009 was mainly due to less repayments on loan payable.

We believe we have sufficient cash to continue our current business through June 30, 2010 due to expected increased sales revenue and net income from operations. However we have suffered recurring losses in the past and have a large accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities

We do not believe that inflation had a significant negative impact on our results of operations during the year ended June 30, 2009.

Working Capital Requirements

Historically operations, short term financing and the sale of our Company stock have been sufficient to meet our cash needs. We believe we will be able to generate revenues from sales. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

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

Recent accounting pronouncements

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on Company’s financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 141 (R) on January 1, 2009.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 30, 2009, a majority of our issued and outstanding shares approved a 10 to 1 reverse stock split (pro-rata decrease) of our issued and outstanding shares of common stock, par value $0.001 per share.

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

CHINA DIGITAL COMMUNICATION GROUP

Date: August 5, 2009	By:	/s/ Fushun Li
Fushun Li
Chief Executive Officer and Director