Form 10-Q
period 2009-09-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2009-11-13
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of November 13, 2009: 5,446,105 shares of common stock were outstanding.

CHINA DIGITAL COMMUNICATION GROUP

FORM 10-Q

September 30, 2009

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	Sept 30, 2009 (Unaudited)	December 31, 2008
Current assets
Cash and cash equivalents	$9,453,933	$6,969,454
Accounts receivable	6,455,353	7,407,371
Inventory	208,026	759,477
Total current assets	16,117,313	15,136,302

Plant, property & equipment, net	694,465	859,232

Other assets
Intangible assets, net	810,352	880,920

Total assets	$17,622,130	$16,876,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,662,631	$3,467,324
Taxes payable	360,486	399,519
Bank loan payable	-	2,200,500
Loan payable to related party	174,600	174,600
Total current liabilities	3,197,717	6,241,943

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757 shares authorized,
7,575,757, issued and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000 shares authorized,
5,446,105, issued and outstanding	5,446	5,446
Additional paid in capital	16,999,362	16,999,362
Statutory reserve	994,429	593,445
Other comprehensive income	1,078,457	1,144,170
Accumulated deficit	(4,660,858)	(8,115,488)
Total stockholders' equity	14,424,413	10,634,511

Total liabilities and stockholders' equity	$17,622,130	$16,876,454

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008

Revenue, net
Battery shell and cover	$4,343,093	$3,002,366	$1,785,223	$1,320,495
Battery	11,515,218	5,869,592	6,062,975	5,869,592
Total revenue	15,858,311	8,871,958	7,848,198	7,190,087

Cost of sales
Battery shell and cover	3,194,067	2,760,246	1,244,310	1,113,697
Battery	7,904,212	3,921,243	4,174,921	3,921,243
Total cost of revenue	11,098,279	6,681,489	5,419,231	5,034,940

Gross profit	4,760,032	2,190,469	2,428,967	2,155,147

Operating expenses
Selling expense	74,697	68,518	35,265	53,624
General and administrative expenses	319,198	431,757	139,962	195,330
Recovery from inventory reserve	-	(60,444)	-	(60,444)
Total operating expenses	393,895	439,831	175,227	188,510

Income from operations	4,366,137	1,750,639	2,253,740	1,966,637

Other income (expense)
Other income (expense), net	-	17,470	-	-
Miscellaneous income (expense)	1,346	4,649	(72)	335
Interest income (expense)	(66,331)	(13,534)	(8,538)	(29,836)
Total other income (expense)	(64,985)	8,585	(8,610)	(29,501)

Income before income taxes	4,301,152	1,759,224	2,245,130	1,937,136

Provision for income taxes	(445,538)	(348,632)	(232,454)	(348,632)

Net income	3,855,614	1,410,592	2,012,676	1,588,504

Other comprehensive income
Foreign currency translation	(65,713)	302,401	(83,039)	47,704

Comprehensive income	$3,789,901	$1,712,993	$1,929,637	$1,636,208

Net income per share
Basic	$0.71	$0.26	0.37	0.29
Diluted	$0.62	$0.23	0.32	0.26

Weighted average number of shares outstanding:
Basic	5,446,105	5,446,105	5,446,105	5,446,105
Diluted	6,203,680	6,203,680	6,203,680	6,203,680

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,855,614	$1,410,592
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	232,706	245,249
Recovery from inventory reserve:	-	(60,444)
(Increase) / decrease in current assets:
Accounts receivables	938,174	(4,946,992)
Inventory	549,823	780,331
Prepaid expense	-	1,726
Deposits	-	8,530
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(846,567)	2,132,317
Taxes payable	(38,292)	737,535

Net cash provided by operating activities	4,691,457	308,844

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	-	(5,993)

Net cash used in investing activities	-	(5,993)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) / proceeds on loan payable	(2,195,508)	2,150,550

Net cash provided by (used in) financing activities	(2,195,508)	2,150,550

Effect of exchange rate changes on cash and cash equivalents	(11,470)	(103,431)

Net increase in cash and cash equivalents	2,484,479	2,349,970

Cash and cash equivalents, beginning balance	6,969,454	3,794,126

Cash and cash equivalents, ending balance	$9,453,933	$6,144,096

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:

Income tax payments	$515,750	$2,770

Interest payments	$91,245	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 (Unaudited) and December 31, 2008

Note 1 – ORGANIZATION

China Digital Communication Group (the “Company”) was incorporated under the laws of the State of Nevada on March 27, 2001, operating its business through its wholly owned subsidiary E'Jenie Technology Development Co., Ltd (“E’Jenie”), a company incorporated under the laws of the Peoples Republic of China (“PRC”). Through E'Jenie, the Company manufactures and distributes lithium battery shells and related products primarily in China. On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd. (“Billion”). Billion owns all of the issued and outstanding shares of E’Jenie. Billion was incorporated under the laws of the British Virgin Islands (“BVI”) on July 27, 2004. On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International, Ltd. (“Galaxy View”). Galaxy View owns all of the issued and outstanding shares of Shenzhen Sono Digital Electronic Technologies Company Limited (“Sono”). Galaxy View was incorporated under the laws of the BVI on August 22, 2005. Sono was legally established on May 29, 2001 under the laws of the PRC. When used in these notes, the terms “Company,” “we,” “our,” or “us” mean China Digital Communication Group and its Subsidiaries.

On September 30, 2004, the Company entered into an Exchange Agreement with Billion.  Pursuant to the Exchange Agreement, the Company agreed to purchase all of the issued and outstanding shares of Billion for approximately $1,500,000 in cash and 4,566,210 shares of the Company’s common stock, or approximately 8.7% of then total issued and outstanding shares.

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

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Sono with Liu Changqing and Wang Feng (collectively, the “Purchasers”) for the sale of its wholly-owned subsidiary Sono. Changqing purchased a 60% interest and Feng purchased a 40% interest in Sono. In exchange for all of the outstanding shares of Sono, the Purchasers paid $3,000,000 USD for the acquisition.  The Company disposed Galaxy View on April 24, 2007.

In connection with the acquisition of Galaxy View, the Company issued Series A-1 Preferred Stock to the selling shareholders.  On June 29, 2006, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A-1 Convertible Preferred Stock designating 7,575,757 of the Company’s previously authorized preferred stock. Each share of Series A-1 Preferred Stock entitles the holder thereof to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one share of the Company’s common stock on June 29, 2011. Each share of Series A-1 Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, ranks (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock. Series A preferred Shares are not entitled to any preferred dividend. However, the preferred shareholders will share the dividend on common stock proportionately if and when the dividend on Common Stock is declared.

On July 13, 2009, the Company effected a 10-to-1 reverse stock split. The principal effect of the Reverse Split was that the number of shares of Common Stock issued and outstanding was reduced from 54,460,626 shares to approximately 5,446,062 shares (depending on the number of fractional shares that are issued or cancelled). The number of authorized shares of Common Stock was not affected.   All per share data was retroactively restated.

On September 8, 2009, the Company submitted an Information Statement on Schedule 14C to amend the Company’s Articles of Incorporation to change the Company’s name to “New Energy Systems Group.” The Company is waiting for the approval of the name change from FINRA.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), Form 10-Q, and Item 310 of Regulation S-X, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine and three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Yuan Renminb (CNY); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Exchange Gain (Loss)

During the nine and three months  ended September 30, 2009 and 2008, the transactions of E’Jenie were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

During the nine and three months ended September 30, 2009 and 2008, the accounts of E’Jenie were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220).

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

Revenue Recognition

The Company manufactures and distributes battery shells and covers for cellular phone. The Company established a new division in 2008, through which the Company began selling batteries in PRC. The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480). Sales revenue is recognized when the significant risks and rewards of the ownership of goods have been transferred to the buyers. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, the possible return of goods, or when the amount of revenue and the costs incurred or to be incurred in respect of the transaction cannot be measured reliably.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718). The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and local legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s local legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At September 30, 2009 and December 31, 2008, the Company had approximately $9,446,000 and $6,960,000 cash in state-owned banks, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The allowance for doubtful accounts was $0 at September 30, 2009 and December 31, 2008.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  As of September 30, 2009 and December 31, 2008 (audited), inventory consisted of raw materials, work in progress and finished goods as follows:

	September 30, 2009	December 31, 2008
Raw Materials	$68,441	$81,444
Work-in-process	26,985	21,017
Finished goods	121,601	657,016
	217,027	759,477
Less: reserve for impairment of inventory	(9,001)	-
	$208,026	$759,477

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of September 30, 2009 and December 31, 2008, Property, Plant & Equipment consisted of the following:

	September 30, 2009	December 31, 2008 Audited
Machinery	$957,626	$969,103
Automobile	36,442	36,508
Office equipment	17,444	7,736
Building	589,367	590,436

	1,600,879	1,603,783

Accumulated depreciation	(906,414)	(744,551)

	$694,465	$859,232

Depreciation expenses were approximately $163,000 and $161,000 for the nine months ended September 30, 2009 and 2008, and approximately $53,000 and $52,000 for the three months ended September 30, 2009 and 2008, respectively.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about fair value of financial instruments, (codified in FASB ASC Financial Instruments, Topic 825) requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”)” (codified in FASB ASC Topic 350), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired.

Intangible Assets

The Company applies criteria specified in SFAS No. 141(R), “Business Combinations” (codified in FASB ASC Topic 805) to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, (codified in FASB ASC Topic 350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (codified in FASB ASC Topic 360). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (codified in FASB ASC Topic 360) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business (codified in FASB ASC Topic 225).” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (codified in FASB ASC Topic 360). SFAS 144 (codified in FASB ASC Topic 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Recent accounting pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 9, 2009.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. The Company does not believe the adoption of FSP No. SFAS 107-1 and APB 28-1 will have an impact on its financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – INTANGIBLE ASSETS

As of September 30, 2009 and December 31, 2008 intangible assets consisted of the following:

	September 30, 2009	December 31, 2008

Customer relationship	$2,691,445	$2,691,445
Design	366,850	366,850
Proprietary technology	270,850	270,850
Land rights	589,367	590,436
Intangible assets	3,918,512	3,919,581

Impairment in 2007	(1,972,598)	(1,972,598)

Accumulated amortization	(1,135,562)	(1,066,063)

Intangible assets, net	$810,352	$880,920

During the year ended December 31, 2006, E’Jenie purchased the two facilities it previously leased.  The cost of the acquisition was $1,103,596.  Of that amount $551,798 was recorded as an intangible asset as land rights.  Because the laws of the PRC do not allow for ownership of land, the Company received a Certificate of Real Estate from the Ministry of Land and Resources to use the land.

E’Jenie incurred losses and also its revenue reduced significantly during the year ended December 31, 2007. The decrease in sales for E’Jenie was due to decrease in demand from our customers as a result of increased competition and also due to the appreciation of our local currency (RMB), cost of raw material and the change in export policy by the China Government.  The Company performed intangible assets impairment test and concluded that there was impairment as to the carrying value of intangible assets of E’Jenie of $1,972,598 as of December 31, 2007.

The intangible assets are amortized over 10-30 years.  Amortization expenses were approximately $69,000 and $84,000 for the nine months ended September 30, 2009 and 2008, and approximately $23,000 and $31,000 for the three months ended September 30, 2009 and 2008, respectively.

Amortization expenses for the Company’s intangible assets over the next five fiscal years from September 30, 2009 are estimated to be:

September 30, 2010	$112,000
September 30, 2011	112,000
September 30, 2012	112,000
September 30, 2013	112,000
September 30, 2014	112,000
After	250,352
Total	$810,352

Note 4 – TAXES PAYABLE

As of September 30, 2009 and December 31, 2008, tax payable comprised of the following:

	September 30, 2009	December 31, 2008 Audited

Income tax payable	$232,541	$256,170
VAT tax payable	127,945	143,349

Total	$360,486	$399,519

Note 5 – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of September 30, 2009 and December 31, 2008, accounts payable & accrued expenses comprised of the following:

	September 30, 2009	December 31, 2008 Audited

Accounts payable	$2,284,218	$3,009,376
Payable for expenses reimbursement	208,118	-
Professional fees payable	-	210,300
Accrued payroll	67,059	62,161
Welfare payable	12,297	91,274
Other accrued expenses	90,939	94,213
Total	$2,662,631	$3,467,324

Note 6 - LOAN PAYABLE

On August 25, 2008, the Company entered a bank loan agreement in the amount of RMB 15,000,000 or $2,200,500 as of December 31, 2008. The loan was unsecured, with floating rate interest-bearing ranging from 6.66% to 7.47%, and is due on August 24, 2009.  The Company repaid the loan in full on the due date.

Note 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2009 and December 31, 2008, the Company has an unsecured, due on demand, and non interest-bearing loan from a shareholder of $174,600.

Note 8 – STOCK OPTIONS

On November 4, 2005, the Company issued a nonqualified stock option for 100,000 shares (pre-reverse stock split) to a member of the board with an exercise price of $0.53 that will expire on November 3, 2010.  The option vested and became exercisable immediately.

The Company's 2005 Stock Option Incentive Plan provides for the grant of 100,000 option rights (pre-reverse stock split) to a non-employee director. The Plan is administered by the Company's Compensation Committee, who has the authority to select plan participants and determine the terms and conditions of such awards.

The Company adopted SFAS 123(R) (codified in FASB ASC Topic 718) on November 1, 2005 using the modified prospective method. Prior to the adoption of SFAS 123(R) the Company did not have any stock options.

Risk-free interest rate	4.00%
Expected life of the options	5 years
Expected volatility	58.0%
Expected dividend yield	0%

On March 20, 2006, the Company issued a non-incentive stock option for 150,000 shares (pre-reverse stock split) to a consultant with an exercise price of $0.702 that expired on March 19, 2009.  The options vested and became exercisable on May 1, 2006.

Risk-free interest rate	4.77%
Expected life of the options	3 years
Expected volatility	126.76%
Expected dividend yield	0%

The outstanding options (post-reverse stock split) as of September 30, 2009 and December 31, 2008 listed as follow:

Number of Shares
Outstanding at January 01, 2008	25,000
Granted	-
Exercised	-
Canceled	-

Outstanding at December 31, 2008	25,000

Granted	-
Exercised	-
Expired	15,000

Outstanding at September 30, 2009	10,000
Exercisable at September 30, 2009	10,000

Options outstanding (post-reverse stock split) at September 30, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.530	10,000	1.09	$0.530	10,000	$0.530	-

Note 9 – INCOME TAXES

The Company is registered in the State of Nevada. For certain operations in the US, the Company has incurred net operating losses for income tax purposes. The Company believes that it is more likely than not that these net operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of September 30, 2009. Accordingly, the Company has no net deferred tax assets.

As of September 30, 2009, the Company in the US, had approximately $606,000 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at September 30, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

There is no income tax for companies domiciled in the BVI. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to BVI tax jurisdiction where Billion is domiciled.

Pursuant to the PRC Income Tax Laws, prior to 2008, the Company's subsidiary in China is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 18%.

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

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the nine months ended September 30, 2009 and 2008, respectively:

	2009	2008
US statutory rates	34%	34%
State tax expense net of federal tax	-%	6%
Tax rate difference	(9)%	-%
Effect of tax holiday	(16)%	-%
Valuation allowance	1%	(40)%
Foreign income tax - PRC	-%	18%
Exempt from income tax due to net loss	-%	(2)%
Tax expense at actual rate	10%	20%

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

The Company reserved $400,984 for the nine months ended September 30, 2009 and $487,597 for the year ended December 31, 2008.

NOTE 11 - MAJOR CUSTOMERS AND VENDORS

The Company purchased its products from three major vendors during the nine months ended September 30, 2009 with each vendor individually accounting for 27.2%, 27.1% and 23.3% of the total purchases. Accounts payable to these vendors amounted to $705,813, $656,392 and $612,095 as of September 30, 2009.  The Company has three major vendors during the nine months ended September 30, 2008 with each vendor individually accounting for 30.7%, 29.3% and 26.1% of the total purchases.

One customer accounted for 58.1% of the total sales during the nine months ended September 30, 2009. Accounts receivable from this customer amounted to $ 4,739,419 as of September 30, 2009. The Company had three major customers accounted for 22.8%, 14.0% and 11.5% of the total sales during the nine months ended September 30, 2008.

There were three vendors which the Company purchased more than 10% of its products for the three months ended September 30, 2009 with each vendor individually accounting for 28.3%, 27.4% and 26.3% of the total purchases. The Company had three vendors purchased more than 10% of its products for the three months ended September 30, 2008 with each vendor individually accounting for 30.7%, 29.3% and 26.1% of the total purchases.

The Company had one customer account for 51.6% of the revenue for the three months ended September 30, 2009. One customer accounted over 81.6% of the total revenue for the three months ended September 30, 2008.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Revenues from unaffiliated customers:
Battery shell and cover	$4,343,093	$3,002,366	$1,785,223	$1,320,495
Battery	11,515,218	5,869,592	6,062,975	5,869,592
Consolidated	$15,858,311	$8,871,958	$7,848,198	$7,190,087
Operating income (loss):
Battery shell and cover	$909,221	$109,289	$445,072	$140,543
Battery	3,611,006	1,911,818	1,888,054	1,911,818
Corporation (1)	(154,090)	(270,468)	(79,386)	(85,724)
Consolidated	$4,366,137	$1,750,639	$2,253,740	$1,966,637
Net income (loss) before taxes:
Battery shell and cover	$844,371	$117,814	$436,477	$111,120
Battery	3,611,006	1,911,818	1,888,054	1,911,818
Corporation (1)	(154,225)	(270,408)	(79,401)	(85,802)
Consolidated	$4,301,152	$1,759,224	$2,245,130	$1,937,136
Net income (loss) :
Battery shell and cover	$701,799	$3,625	$362,092	$(2,997)
Battery	3,308,040	1,677,315	1,729,985	1,677,315
Corporation (1)	(154,225)	(270,348)	(79,401)	(85,814)
Consolidated	$3,855,614	$1,410,592	$2,012,676	$1,588,504
Identifiable assets:
Battery shell and cover	$14,450,147	$8,661,899	$14,450,147	$8,661,899
Battery	2,819,541	4,813,270	2,819,541	4,813,270
Corporation (1)	352,443	-	352,443	-
Consolidated	$17,622,131	$13,475,169	$17,622,131	$13,475,169
Depreciation and amortization:
Battery shell and cover	$163,136	$175,679	$53,030	$36,805
Battery	-	-	-
Corporation (1)	69,570	69,570	23,190	46,380
Consolidated	$232,706	$245,249	$76,220	$83,185
Capital expenditures:
Battery shell and cover	$-	$5,993	$-	$-
Battery	-	-	-	-
Corporation (1)	-	-	-	-
Consolidated	$-	$5,993	$-	$-

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

The lithium battery was created in the 1990s, with its first mass production in 1993 in Japan. Lithium batteries were first used in notebook computers and now are used in cellular phones, video machines, laptops, digital cameras, MP3 players, global positioning satellite systems, 3G communication devices, hybrid cars and an array of other electronic products. Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution. The lithium battery energy/weight ratio exceeds that of its counterparts and with an excellent safety standard we believe that it is the future of the battery industry. China has become one of the largest producers and consumers of lithium ion batteries. According to the China Chemistry and Physics Electronic Industry Association, there were over $4.0 billion of lithium ion batteries sold in China in 2005. We anticipate that there will be even greater demand for lithium batteries in China and worldwide in the next few years. We believe that the current trend towards smaller, lighter portable consumer products will continue to grow and because of its size, the demand for the lithium battery will increase.

Under the current depressed economic environment, management of the Company has made some strategic adjustments to keep the Company running and growing. On the basis of keeping the existing battery pack accessories segment, the Company has been getting into a related field business since August 2008, battery assembly and finished battery distribution, to diversify the products’ chain; consequently, the Company has created an opportunity to keep competing in the whole battery industry.

Having engaged in the battery business for years, management of the Company accumulated abundant knowledge about the battery industry, established a strong network among many battery companies which are on both lower and upper position of the battery distribution flow, and gained a lot of experience in battery distribution; therefore, we believe the Company is in a more favorable position than other companies in distributing finished batteries. Assembling and distributing finished batteries has a much higher profit margin than manufacturing battery accessories, so management of the Company is very confident that the battery distribution business will be profitable due to the outstanding battery quality and the strong distribution network the Company has been building for years.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

The following table presents certain consolidated statement of operations information for the three months ended September 30, 2009 and September 30, 2008. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2009		2008
		% of Sales		% of Sales
Revenue, net
Battery shell and cover	$1,785,223	23%	$1,320,495	18%
Battery	6,062,975	77%	5,869,592	82%
Total revenue	7,848,198	100%	7,190,087	100%

Cost of sales
Battery shell and cover	1,244,310	70%	1,113,697	85%
Battery	4,174,921	69%	3,921,243	67%
Total cost of revenue	5,419,231	69%	5,034,940	70%

Gross profit	2,428,967	31%	2,155,147	30%

Operating expenses
Selling expense	35,265	0.4%	53,624	0.7%
General and administrative expenses	139,962	2%	195,330	3%
Recovery from inventory reserve	-	-	(60,444)	( 0.8%)
Total operating expenses	175,227	2.4%	188,510	2.9%

Income from operations	2,253,740	29%	1,966,637	27%

Other income (expenses), net	(8,610)	(0%)	(29,501)	( 0.4%)

Income before income taxes	2,245,130	29%	1,937,136	27%

Provision for income taxes	(232,454)	(3%)	(348,632)	( 5%)

Net income	$2,012,676	26%	$1,588,504	22%

Net Revenue

Net revenue for the three months ended September 30, 2009 totaled $7,848,198 compared to $7,190,087 for the three months ended September 30, 2008, an increase of $658,111, or 9%. The increase was primarily due to the Company’s successful entry into a new line of business - assembly and distribution of batteries since the third quarter of 2008, and continuous growth of this new line in 2009. It generated revenue of $6,062,975, or 77% of total sales during the quarter ended September 30, 2009.

The Company’s existing battery shell and cover business generated net revenue of $1,785,223 during the quarter ended September 30, 2009, compared with $1,320,495 for the same period of last year, an increase of $464,728 or 35%.  The increase in our sales in this segment was mainly related to a general increase in sales to existing customers as a result of the gradual recovery of the economy in China.

Cost of Sales

Cost of sales for the three months ended September 30, 2009 totaled $5,419,231 or 69% of net sales, compared to $5,034,940 or 70% of net sales for the three months ended September 30, 2008, an increase of $384,291, this increase was mainly due to increased sales and production volume.

Cost of sales of the new business line of battery assembly and distribution was $4,174,921, or 69 % of total revenue from battery assembly and distribution, compared with $3,921,243 or 67% for the same period of 2008. The Company has developed effective purchasing techniques that enable us to remain competitive in marketing our batteries; we have limited the number of suppliers and have negotiated preferable arrangements with them.

Cost of sales related to our existing battery shell and cover business during the three months period ended September 30, 2009 was $1,244,310, or 70 % of sales of battery shell and cover, compared to $1,113,697 for the three months period ended September 30, 2008, or 85% of sales.  The reduction in our cost of sales as a percentage of sales was due to our efforts on cost control as well as the economy of scale on our increased production.

Operating Expense

Operating expenses for the three months ended September 30, 2009 totaled $175,227 or 2.4% of net revenue compared to $188,510 or 2.9% of net revenue for the three months ended September 30, 2008, a decrease of $13,283, or 7%. The decrease in our operating expenses was primarily due to our efficient control on expenses.  Of the total operating expenses, selling expense for the three month period ended September 30, 2009 totaled $35,265 compared to $53,624 for the comparable period in 2008.   The general and administrative expenses for the three months period ended September 30, 2009 totaled $139,962 compared to $195,330 for the comparable period in 2008.

Net Income

Net income for the three months ended September 30, 2009 totaled $2,012,676 compared to $1,588,504 for the three months ended September 30, 2008, an increase in net income of $424,172, due to our increased sales with lower cost of sales and decrease in our operating expenses.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following table presents certain consolidated statement of operations information for the nine months ended September 30, 2009 and 2008. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2009		2008
		% of Sales		% of Sales
Revenue, net
Battery shell and cover	$4,343,093	27%	$3,002,366	34%
Battery	11,515,218	73%	5,869,592	66%
Total revenue	15,858,311	100%	8,871,958	100%

Cost of sales
Battery shell and cover	3,194,067	74%	2,760,246	92%
Battery	7,904,212	69%	3,921,243	67%
Total cost of revenue	11,098,279	70%	6,681,489	75%

Gross profit	4,760,032	30%	2,190,469	25%

Operating expenses
Selling expense	74,697	0%	68,518	1%
General and administrative expenses	319,198	2%	431,757	5%
Recovery from inventory reserve	-	-	(60,444)	( 1%)
Total operating expenses	393,895	2%	439,831	5%

Income from operations	4,366,137	28%	1,750,639	20%

Other income (expenses), net	(64,985)	( 1%)	8,585	0%

Income before income taxes	4,301,152	27%	1,759,224	20%

Provision for income taxes	445,538	( 3%)	348,632	( 4%)

Net income	$3,855,614	24%	$1,410,592	16%

Net Revenue

Net revenue for the nine months ended September 30, 2009 totaled $15,858,311 compared to $8,871,958 for the nine months ended September 30, 2008, an increase of $6,986,353, or 79%. The increase was primarily due to the Company’s entry into a new line of business for battery assembly and distribution since the third quarter of 2008 with continuous growth on this new business line. This new business line generated revenue of $11,515,218, or 73% of total sales for the nine months ended September 30, 2009.

The Company’s existing battery shell and cover business generated net revenue of $4,343,093 during the nine months ended September 30, 2009 compared with $3,002,366 for the nine months ended September 30, 2008, an increase of $1,340,727, or 45%.  The increase in our sales in this segment was mainly related to a general increase in sales to our existing customers as a result of gradual recovery of the China economy.

Cost of Sales

Cost of sales for the nine months ended September 30, 2009 totaled $11,098,279 or 70% of net sales compared to $6,681,489 or 75% of net sales for the nine months ended September 30, 2008, an increase of $4,416,790 or 66%, which was mainly due to increased sales and production volume during 2009. Cost of sales of the battery assembly and distribution was $7,904,212, or 69% of total revenue from battery assembly and distribution.

The Company had developed effective purchasing techniques that enable us to remain competitive in marketing our batteries; we have limited the number of suppliers and have negotiated preferable arrangements with them.

Cost of sales related to our existing battery shell and cover business during the nine months ended September 30, 2009 was $3,194,067, or 74% of sales of the battery shell and cover compared to $2,760,246 for the nine months ended September 30, 2008, or 92% of sales.  The reduction in our cost of sales as a percentage of sales was due to our efforts on cost control as well as the economy of scale on our increased production.

Operating Expense

Operating expenses for the nine months ended September 30, 2009 totaled $393,895 or 2% of net revenue compared to $439,831 or 5% of net revenue for the nine months ended September 30, 2008, a decrease of $45,936, or 10%. The decrease in our operating expenses was primarily due to our efficient budgeting and control on expenses.

Selling expense for the nine months ended September 30, 2009 totaled $74,697 compared to $68,518 for the comparable period in 2008.  The slight increase in selling expense of $6,179 was due to an increase in sales from our battery assembling and distribution.

General and administrative expenses for the nine months ended September 30, 2009 totaled $319,198 compared to $431,757 for the comparable period in 2008.  The decrease in general and administrative expenses of $112,559 was mainly due to our efficient control on labor and employee costs.

Net Income

Net income for the nine months ended September 30, 2009 totaled $3,855,614 compared to $1,410,592 for the nine months ended September 30, 2008, an increase in net income of $2,445,023 due to the reasons enumerated above.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $9,453,933 as of September 30, 2009. Working capital at September 30, 2009 was $12,919,596.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2009 and 2008:

	2009	2008
Cash provided by (used in):
Operating Activities	$4,691,457	$308,844
Investment Activities	-	(5,993)
Financing Activities	(2,195,508)	2,150,550

Net cash flow provided by operating activities was $4,691,457 for the nine months ended September 30, 2009, as compared to net cash flow provided by operating activities of $308,844 for the nine months ended September 30, 2008. The increase in net cash flow provided by operating activities for the nine months ended September 30, 2009 was mainly due to an increase in sales and quick payment collection on accounts receivable.

Net cash flow used in investment activities was $0 for the nine months ended September 30, 2009, as compared to net cash used in investment activities of $5,993 in the same period of 2008.  We didn’t have any investment activities in the nine months ended September 30, 2009 while we purchased some fixed assets in the comparable period of 2008.

Net cash flow used in financing activities was $2,195,508 for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $2,150,550 for the same period of 2008. The increase of net cash outflow from financing activities for the nine months ended September 30, 2009 was mainly due to the repayment of bank loan in the amount of $2,195,508 that was borrowed in August of 2008.

We believe we have sufficient cash to continue our current business through September 30, 2010 due to expected increased sales revenue and net income from operations. However we have suffered recurring losses in the past and have a large accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities

We do not believe that inflation had a significant negative impact on our results of operations during the year ended September 30, 2009.

Working Capital Requirements

Historically operations, short term financing and the sale of our Company stock have been sufficient to meet our cash needs. We believe we will be able to generate revenues from sales. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.  We do not have any plans to sell our securities and there is no guarantee that if we do seek to sell securities in the future that we will be successful.

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

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included in this quarter report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recent accounting pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  “FASB” is short for Financial Accounting Standards Board. ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 9, 2009.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. The Company does not believe the adoption of FSP No. SFAS 107-1 and APB 28-1 will have an impact on its financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”).  FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 8, 2009, we submitted an Information Statement on Schedule 14C to amend the Company’s Articles of Incorporation to change the Company’s name to “New Energy Systems Group.” we are waiting for the approval of the name change from FINRA.

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

CHINA DIGITAL COMMUNICATION GROUP

Date: November 13, 2009	By:	/s/ Fushun Li
Fushun Li
Chief Executive Officer and Director