Form 10-Q/A
period 2009-09-30
CHINA DIGITAL COMMUNICATION GROUP
filed 2009-11-17
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/ AMENDMENT NO. 1

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

CHINA DIGITAL COMMUNICATION GROUP

FORM 10-Q

September 30, 2009

EXPLANATORY NOTE:

This report on Form 10-Q for the quarter ended September 30, 2009 is being amended to revise a typographical error contained in Note 1 of the Financial Statements to reflect the effects of the July 13, 2009, 10-to-1 reverse stock split effected by the Company.  Note 1 is being revised to reflect that each share of Series A-1 Preferred Stock is mandatorily convertible into one tenth of one share of the Company’s common stock on June 29, 2011.

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

In connection with the acquisition of Galaxy View, the Company issued Series A Preferred Stock to the selling shareholders.  On June 29, 2006, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Convertible Preferred Stock designating 7,575,757 of the Company’s previously authorized preferred stock. Each share of Series A Preferred Stock entitles the holder thereof to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one tenth of one share of the Company’s common stock on June 29, 2011 (after providing for the July 13, 2009, 10-to-1 reverse stock split of the Company’s common stock). Each share of Series A-1 Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, ranks (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.  Series A Preferred Stock are not entitled to any preferred dividend. However, the preferred shareholders will share the dividend on common stock proportionately if and when the dividend on Common Stock is declared.

CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 (Unaudited) and December 31, 2008

On July 13, 2009, the Company effected a 10-to-1 reverse stock split. The principal effect of the Reverse Split was (i) that the number of shares of Common Stock issued and outstanding was reduced from 54,460,626 shares to approximately 5,446,062 shares (depending on the number of fractional shares that are issued or cancelled), and (ii) that each share of Series A Preferred Stock is convertible into one tenth of one share of the Company’s common stock. The number of authorized shares of Common Stock was not affected.   All per share data was retroactively restated.

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

CHINA DIGITAL COMMUNICATION GROUP

Date: November 17, 2009	By:	/s/ Fushun Li
Fushun Li
Chief Executive Officer and Director