Form 10-K
period 2009-12-31
NEW ENERGY SYSTEMS GROUP
filed 2010-04-15
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-49715

NEW ENERGY SYSTEMS GROUP
(Name of small business issuer in its charter)

Nevada	91-2132336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

116 West 23rd St., 5th FL New York, NY	10011
(Address of principal executive offices)	(Zip Code)

(917) 573-0302
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter time that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No ☒

The aggregate market value of the registrant’s voting and non voting common equity held by non-affiliates as of June 30, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was $7,624,486 as adjusted for Company's 10:1 reverse split of its common stock.

As of April 13, 2010, the registrant had 11,863,390 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.  BUSINESS

Business Development

Overview

We were incorporated in Nevada on March 27, 2001 under the name Jasmine's Garden. We operate our business through our wholly-owned subsidiaries, Billion Electronic Co., Ltd., a company organized under the laws of the British Virgin Islands on July 27, 2004 (“Billion”), Galaxy View International Ltd., a company organized under the laws of the British Virgin Islands on August 22, 2005 (“Galaxy View”), and Anytone International (H.K.) Co., Ltd. (“Anytone International”), a company organized under the laws of the People’s Republic of China (“PRC”) in 2000.

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

On December 7, 2009 we acquired Anytone International (H.K.) Co., Ltd. (“Anytone International”) and its wholly owned operating subsidiary Shenzhen Anytone Technology Co., Ltd. (“Shenzhen Anytone”), a company incorporated under the laws of the Peoples Republic of China in 2005.  Shenzhen Anytone is the Chinese operating subsidiary of Anytone International, collectively referred to as “Anytone”. Anytone engages in research, manufacture and sell of mobile backup power systems for mobile phones, laptops, solar, MP4, PMPs, PDAs, DC and digital applications.

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

Effective May 5, 2009, Mr. Zhongnan Xu resigned as our Chief Executive Officer and Chairman of the Board of Directors, and on the same day Mr. Fushun Li was appointed as our Chief Executive Officer and a Director.

Effective August 3, 2009, Jiangcheng Wu resigned as our Chief Financial Officer and Principal Accounting Officer and on the same day Junfeng Chen was named our Chief Financial Officer.

On July 13, 2009, we effected a 10-to-1 reverse split of our common stock.

Effective November 18, 2009 we changed our name from China Digital Communication Group to New Energy Systems Group.

On December 9, 2009 Weihe Yu was appointed to serve as Chairman of the Board of Directors of the Company.

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

Acquisition of Anytone

On December 7, 2007, we closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) dated November 19, 2009 with Anytone International and Anytone.  Pursuant to the Share Exchange Agreement, we acquired Anytone International and thereby indirectly acquired Anytone International’s Chinese operating subsidiary Anytone.  Pursuant to the Share Exchange Agreement, we issued to the shareholders of Anytone International, proportionally among the Anytone International Shareholders in accordance with their respective ownership interests in Anytone International immediately before the closing of the Share Exchange, an aggregate of 3,593,939 shares of our Common Stock with standard restrictive legend, and cash consideration of US $10,000,000. As of December 31, 2009, $5,000,000 has been paid. The parties have agreed that the remaining $5,000,000 will be paid on or before June 30, 2010 with no interest.

NewPower Transaction

On December 11, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Shenzhen NewPower Technology Co., Ltd. (“NewPower”), whereby Newpower would merge with and into E’Jenie.  Pursuant to the Share Exchange Agreement, in exchange for all of the capital stock of Newpower, we agreed to issue to the shareholders of Newpower an aggregate of 1,823,346 shares of our Common Stock with standard restrictive legend, and pay cash consideration of US $3,000,000.  This transaction was not closed until January 12, 2010.

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

Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution. The lithium battery's energy/weight ratio exceeds that of its counterparts and with an excellent safety standard we believe that it is the future of the battery industry. China has become one of the largest producer and consumer of lithium ion batteries. According to China Chemistry and Physics Electronic Industry Association, there were over $4.0 billion of lithium ion batteries sold in China in 2005. We anticipate that there will be even greater demand for lithium batteries in China and worldwide in the next few years. We believe that the current trend towards smaller, lighter portable consumer products will continue to grow and because of its size, the demand for the lithium battery will increase. By way of example, a mobile-phone battery has a typical usage life of 300 to 500 recharges, which translates to a ratio of 1.8 batteries in service life of each phone, according to official Chinese statistics. However, our internal data reveals that battery replacement demand is faster than this when consumers turn in their phones for new models before the normal life of the battery is over. A short product life, combined with a short product innovation cycle, result in rapid product turnover – and plenty of business for battery suppliers.

Currently, China has more than 600 million mobile phone subscribers, making it the country with the largest mobile market in the world. The mobile phone market in China is expected to maintain its growth and current estimates project that handset shipments will grow to 259.4 million units and 278.2 million units in 2010 and 2011, respectively.

China's mobile phone market is likely to grow 7.7% in 2009 despite the downward trend in the global market, with mobile handset shipments rising to 239.1 million units, according to a recent report by market research firm iSuppli. Partly boosted by the Chinese government's initiative to provide subsidies to rural residents for home electronics purchases, the world's largest mobile phone market is expected to see its new subscribers exceed 90 million by the end of 2009, and Chinese mobile phone makers are expected to ship over 360 million units to both domestic and overseas markets, representing a year-over-year increase of 20%.

Business Strategy

We seek to maintain and strengthen our position as a provider of battery shells and caps and battery applications while increasing the breadth of our product line, improving the quality of our products, integrating industrial chain and reducing production cost. In order to achieve our objective, we plan to pursue the key strategies described below.

	Successfully integrate recent acquisitions.
	Improve sales and profitability of all companies.

	Increasing our international presence and expend international focus.

	Achieving deeper penetration of our existing customer base through continued innovation and high quality production and maximize cross-selling opportunities and synergies of recent acquisitions.
	Expending our product offerings and in particular, focusing on the end-user consumer market.
	Targeting higher margin OEM customers and retail partners, through private label offerings.

Products

E’Jenie

Our wholly-owned subsidiary, E'Jenie, is an assembler and distributor of finished lithium ion batteries and a producer of the following lithium ion battery shells and caps.

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

Japanese Explosion-Proof Cap Series. Included in this series is the Japanese Steel Plate Patent Product Series and the Stainless Steel Explosion-Proof Cap Series. The characteristics of the Japanese Steel Plate Patent Series are as follows:

	Low Pressure. It can be used under low pressure condition. The pressure is affected by the thickness of the aluminum sheet and the diameter of holes within the caps.

	Strong Resistance. The aluminum material will not become stiff or rigid and therefore the product will not crack if it is hit.

	Expanding the Gas Releasing Volume. When the safety value is on the gas will be released.

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

Anytone
Anytone is a high-new technology company that combines the function of R&D, manufacturing and distribution, specializing is an entity that specializes in the innovation and application in the profound level of lithium ion battery. Anytone Technology is the initial technology company that commits itself to the R&D, manufacturing and distribution of portable power products. The company has introduced its own innovated portable power products for laptops, digital cameras, digital video recorders, MP4 player, PMP, PDA, PSP and smart cell phones, which resolves the problem of low capability and un-changeability of the batteries for portable products such as IT, digital products.

Anytone's products combine the best of good appearance and the perfect technology and acquired 28 patents and patent application rights in total, of which five patents for the appearance of products, two patents for the innovative utility model, 16 patent application rights for the appearance of products, and five patent application rights for the innovative utility model from the "State Intellectual Property Office of PRC".

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

Our three largest suppliers are Shenzhen Da Ke Battery Co., Ltd., Shenzhen Tian Lu Battery Co., Ltd., and Shenzhen Di Kai Te Battery Electronic Tech. Co., Ltd. which in the aggregate account approximately 76% of all components and raw materials purchased. Normally, the annual purchase plan for raw material, such as aluminum and steel, is determined at the beginning of the calendar year according to past customer's orders and our own sales forecast. Such purchase plans with key suppliers can be revised quarterly. Our actual requirements are based on weekly production plans. We believe that this arrangement protects us from inventory surplus when the orders from customers change. Compared to 2008, our five largest venders remained the same. Our five largest venders are listed as following:

Vendors names	Percentage of Total purchased amount in 2009
Shenzhen Da Ke Battery Co., Ltd.	27.7%
Shenzhen Tian Lu Battery Co., Ltd.	26.6%
Shenzhen Di Kai Te Battery Electronic Tech. Co., Ltd.	21.8%
Shenzhen Yibao Tech. Co., Ltd.	9.6%
Shenzhen Huayi Aluminum Co., Ltd.	7.8%

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

Dependence on One or a Few Customers

In 2008, our five largest customers represented approximately 74.8% of our total sales. The following table sets forth information regarding our five largest customers. In 2009, due to higher sales price of our new developed battery business and we also just have one customer, one of our major customer concluded 81.8% of our sales.

MAJOR CUSTOMERS

Customer Name	Percentage of Total Revenue for 2008
Shenzhen Hua Yin Tong Battery Electronic Tech. Co., Ltd.	74.8%
Shenzhen Huanyuda battery Electronic Tech. Co., Ltd.	3.7%
Shenzhen Bak Battery Co., Ltd	3.5%
Shenzhen Hui Yang Da Electronic Co., Ltd.	2.7%
Shenzhen Yin Si Qi Electronic Co., Ltd.	1.9%
Shenzhen Ping Bu Tech. Co., Ltd.	1.9%

Customer Name	Percentage of Total Revenue for 2009
Shenzhen Hua Yin Tong Battery Electronic Tech. Co., Ltd.	55.9%
China Electronics Shenzhen Company	15.4%
Shenzhen Huanyuda battery Electronic Tech. Co., Ltd.	3.9%
Shenzhen Hui Yang Da Electronic Co., Ltd.	3.5%
Shenzhen Bak Battery Co., Ltd.	3.1%

Although we do not have formal contracts with our customers, we have established long-term relationships. Our customers place orders on a monthly basis and sales are processed with purchase orders. Compared to the sales in 2008, the total sales to Shenzhen Hua Yin Tong Battery Electronic Tech. Co., Ltd. decreased in 2009.  The decrease in sales percentage to Shenzhen Hua Yin Tong’s in 2009 was due to decreased sales by Shenzhen Hua Yin Tong Battery Electronic Tech. Co., Ltd., as well as sales to a new customer in 2009 (China Electronic Shenzhen Company’s) which increased our total sales and also made Shenzhen Hua Yin Tong’s sales percentage lower in 2009 than 2008. However, we believe that our relationship with Shenzhen Hua Yin Tong is good and do not anticipate a material change in their current volume of business.

Sales and Marketing

We focus our sales and marketing initiatives on becoming the leading manufacturer of caps and shells for lithium ion batteries. We promote our brand in order to build revenues, gain worldwide market share and promote consumer awareness and acceptance. Our in-house sales and marketing team contact local battery manufacturers to solicit interest in our products. If the manufacturer expresses an interest in our product offering, we ship them samples and if our products suit their needs orders are placed and filled. As of December 31, 2009, we had 42 sales and marketing personnel in total who all were located in China, of which seven people are from E’Jenie and 35 people are from Anytone.

Intellectual Property

We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets. We have filed and obtained a number of patents in China. As of December 31, 2009 we have been issued three patents by the China National Intelligent Assets Bureau. The expiration of these patents range from May 8, 2005 to May 8, 2015. Anytone has seven patents, of which five patents are for the appearance of the products and two patents are for the innovative utility model; and 21 patent application rights, of which 16 patent application rights are for the appearance of products and five patent application rights are for the innovative utility model. Each of these patent’s lifetime is 10 years.

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

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises such as E'Jenie and Anytone.

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

	We will be able to capitalize on economic reforms.

	The Chinese government will continue its pursuit of economic reform policies.

	The economic policies, even if pursued, will be successful.

	Economic policies will not be significantly altered from time to time.

	Business operations in China will not become subject to the risk of nationalization.

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

 Employees

As of December 31, 2009, we had four employees, three of which are executive officers and one administrative personnel. E'Jenie had seven divisions with 346 employees in total, 36 of which are supervisors; 243 of which are on the batter shell and covers’ production lines; 60 of which are on the battery’s production lines and seven of which are in sales department. Anytone had four divisions with 100 employees in total, five of which are supervisors; 60 of which are on the production lines and 35 of which are in sales department. We consider our relationships with our employees to be good. Chinese labor laws require us to provide to all of our employees certain benefits and insurance.

ITEM 1A.  RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable because we are a smaller reporting company.

ITEM 2.     PROPERTIES

Our manufacturing headquarters and office is located at A-3 Xinglian Industrial Zone, He Hua Ling Pingxin Road, Xin Nan, Ping Hua Town, Longgang, Shenzhen, China 518111. This facility is 6,708 square meters of which 15% or 1,000 square meters is used for offices, 4,500 square meters are used for the manufacturing line and storage and the remaining 1,208 square meters are used for employee dormitories. Anytone’s facility is leased and located at 5F, 51 Building, No.5, Qiongyu Rd., High-tech industrial park, Nanshan District, Shenzhen, China. The lease terms are five years which started from January 1, 2009 to December 30, 2013. The facility is 2,600 square meters, of which 1,300 square meters are used for R&D and producing samples and the rest are used for offices. Our U.S. office located at 116 West 23rd Street, 5th FL, New York, NY 10011.

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

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective November 18, 2009 we obtained approval from FINRA to change our name to New Energy Systems Group and as of this date our new trading symbol for our Common Stock on the OTC Bulletin Board (“OTCBB”) was “NEWN.” Prior to that date, our Common Stock was quoted on the OTCBB under the symbol “CMTP”. The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. On July 13, 2009, we effected a 10-to-1 reverse split of our common stock, which is reflected in the table below.

2008	High	Low
First Quarter	$0.12	$0.05
Second Quarter	$0.06	$0.04
Third Quarter	$0.11	$0.02
Fourth Quarter	$0.09	$0.03

2009	High	Low
First Quarter	$0.05	$0.02
Second Quarter	$0.24	$0.03
Third Quarter	$7.50	$0.13
Fourth Quarter	$10.00	$5.40

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

Holders

As of April 12, 2010, in accordance with our transfer agent records, we had 123 record holders of our 11,863,390 shares of Common Stock.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K, and as set forth herein, we did not sell or issue any shares of stock.

Equity Compensation Plan Information

On November 4, 2005, the Company issued a nonqualified stock option for 10,000 shares (post-reverse stock split) to the member of the board with an exercise price of $0.53 that will expire on November 3, 2010. The option vested and became exercisable immediately. The Company’s Stock Option Incentive Plan provides for the grant of 10,000 options rights (post-reverse stock split) to a non-employee director. The Plan is administered by the Company’s Compensation Committee, who has authority to select plan participants and determine the terms and conditions of such awards.

On October 22, 2009 our Board of Directors authorized the creation of the China Digital Communication Group 2009 Equity Incentive Plan (the “Plan”).  Under the Plan we issued 1,000,000 shares of our Common Stock to several individuals for services rendered.  Such shares were registered by us under a Form S-8.

Options outstanding (post-reverse stock split) at December 31, 2009 and related weighted average price and intrinsic value are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,000,000	$8.81	0
Equity compensation plans not approved by security holders	10,000	$0.53	0
Total	1,010,000	$8.73	0

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Annual Report we will refer to New Energy Systems Group as "New Energy," the "Company," "we," "us," and "our."

BUSINESS OVERVIEW

We operate our business through our wholly-owned subsidiary E'Jenie Technology Development Co., Ltd (E’Jenie), a company incorporated under the laws of the Peoples Republic of China (PRC). Through E'Jenie, we manufacture and distribute lithium battery shells and related products primarily in China. Based upon specifications from its customers E'Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, E'Jenie produces fourteen steel battery shell lines, nine aluminum battery shell lines, three aluminum battery cap lines and three steel battery cap lines.

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

Under the current depressed economic environment, management of the Company has made some strategic adjustments to keep the Company running and growing. On the basis of keeping the existing battery pack accessories segment, the Company has gotten into a related business field  since August 2008- battery assembly and finished battery distribution, to diversify the line of products; consequently, the Company has opportunity to  compete in the whole battery industry.

Having engaged in the battery business for years, management of the Company accumulated abundant knowledge about the battery industry, established a strong network among many battery companies which are on both lower and upper position of the battery distribution flow, and gained a lot of experience in battery distribution; therefore, we believe the Company is in a more favorable position than other companies in distributing finished batteries. Assembling and distributing finished batteries has a higher profit margin than manufacturing battery accessories, so management of the Company is confident the battery distribution business will be profitable due to the outstanding battery quality and the strong distribution network the Company has been building for years.

On December 7, 2009, we closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (H.K.) Co., Ltd. (“Anytone International”) and Shenzhen Anytone Technology Co., Ltd. (“Shenzhen Anytone”).  Shenzhen Anytone is a subsidiary of Anytone International, collectively referred to as “Anytone”.  Pursuant to the Share Exchange Agreement, we issued to the shareholders of Anytone International 3,593,939 shares of the Company's Common Stock with a restrictive legend, and agreed to pay US $10,000,000. As of today, $5,000,000 has been paid; the remaining $5,000,000 will be paid on or before June 30, 2010 with no interest. Anytone is also engaged in production of battery and battery related products.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following table presents our consolidated statement of operations for the years ended December 31, 2009 and 2008. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2009		2008
		% of Sales		% of Sales
Revenue, net
Battery	$19,918,846	76%	$14,748,595	75%
Battery shell and cover	6,457,044	24%	4,967,813	25%
Total revenue	26,375,890	100%	19,716,408	100%

Cost of sales
Battery	13,735,160	69%	9,851,127	67%
Battery shell and cover	4,596,379	71%	4,158,868	84%
Total cost of revenue	18,331,539	70%	14,009,995	71%

Gross profit	8,044,351	30%	5,706,413	29%

Operating expenses
Selling expense	124,845	0%	135,456	1%
General and administrative expenses	1,213,783	5%	586,433	3%
Total operating expenses	1,338,628	5%	721,889	4%

Income from operations	6,705,723	25%	4,984,524	25%

Other expenses, net	55,230	0%	78,782	0.4%

Income before income taxes	6,650,493	25%	4,905,742	25%

Provision for income taxes	813,098	3%	454,670	2%

Net income	$5,837,395	22%	$4,451,072	23%

Net Revenue

Net revenue for the year ended December 31, 2009 was $26,375,890 compared to $19,716,408 for 2008, an increase of $6,659,482, or 34%. The sales of batteries of 2009 was $19,918,846 or 76% of the total revenue compared to net revenue of $14,748,595 or 75% of the total sales for 2008, an increased $5,170,251 or 35%. The increase was primarily due to the Company’s sales growth and successful development on new customers which bring continuous increase on battery business. In addition, we acquired Anytone in December of 2009, which brought us $3,424,291sales of battery.

The Company’s existing battery shell and cover business generated net revenue of $6,457,044 during the year ended December 31, 2009, compared with $4,967,813 for 2008, an increase of $1,489,231 or 30%.  The increase in our sales in this segment was mainly related to a general increase in sales to existing customers as a result of the gradual recovery of the economy in China.

Cost of Sales

Cost of sales for the year ended December 31, 2009 totaled $18,331,539 or 70% of net sales, compared to $14,009,995 or 71% of net sales for the year ended December 31, 2008, an increase of $4,321,544, this increase was mainly due to increased sales and production volume.

Cost of sales of the battery assembly and distribution was $13,735,160, or 69 % of total battery revenue for 2009, compared with $9,851,127 or 67% for 2008. The Company developed purchasing techniques that enable us to remain competitive in marketing our batteries; we have limited the number of suppliers and have negotiated preferable arrangements with them.

Cost of sales related to our existing battery shell and cover business during the year ended December 31, 2009 was $4,596,379, or 71 % of sales of battery shell and cover, compared to $4,158,868 for 2008, or 84% of sales. The reduction in our cost of sales as a percentage of sales was due to our cost control efforts as well as the economies of scale on our increased production.

Operating Expense

Operating expenses for the year ended December 31, 2009 totaled $1,338,628 or 5% of net revenue compared to $721,889 or 4% of net revenue for 2008, an increase of $616,739, or 85%. The increase in our operating expenses was in connection with the increase in our sales and production.

Selling expense for the year ended December 31, 2009 totaled $124,845 compared to $135,456 for 2008.
General and administrative expenses for the year ended December 31, 2009 totaled $1,213,783 compared to $586,433 for 2008.  The increase in general and administrative expenses of $627,350 was mainly due to the expenses from Anytone, a subsidiary we acquired in December 31 ,2009 as well as the noncash stock compensation expense of $251,507 that was paid to the consultants for promoting the Company’s image.

Net Income

Net income for the year ended December 31, 2009 totaled $5,837,395 compared to $4,451,072 for 2008, an increase of $1,386,323 or 31%, which was due to the reasons enumerated above.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $3,651,990 as of December 31, 2009. Working capital at December 31, 2009 was $7,278,737.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2009 and 2008:

	2009	2008
Cash provided by (used in):
Operating Activities	$1,392,100	$1,184,532
Investment Activities	(2,599,528)	(6,025)
Financing Activities	(2,096,129)	2,162,150

Net cash flow provided by operating activities was $1,392,100 for the year ended December 31, 2009, compared to net cash flow provided by operating activities of $1,184,532 for 2008. The increase in net cash flow provided by operating activities for 2009 was mainly due to an increase in sales, quick payment collection on accounts receivable and our effort on keeping lower inventory level.

Net cash flow used in investment activities was $2,599,528 for the year ended December 31, 2009, compared to net cash used in investment activities of $6,025 in 2008.  In 2009, we paid $5,000,000 (50% of cash portion of the purchase price of Anytone) for the acquisition of Anytone and received $2,401,140 cash from Anytone through the acquisition, while we purchased fixed assets for $6,025 in 2008.

Net cash flow used in financing activities was $2,096,129 for the year ended December 31, 2009 compared to net cash provided by financing activities of $2,162,150 for 2008. The increase of net cash outflow from financing activities for 2009 was mainly due to the repayment of bank loan in the amount of $2,195,872 that was borrowed in August of 2008.

We do not believe that inflation had a significant negative impact on our results of operations during the year ended December 31, 2009.

Working Capital Requirements

Historically cash from operations, short term financing and the sale of our Company stock have been sufficient to meet our cash needs. We believe we will be able to generate sufficient cash from operations to meet our working capital needs. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by economic environment for the industry and opportunities, availability of financing and raising capital by selling stock.  We do not have any plans to sell our securities and there is no guarantee that if we do seek to sell securities in the future that we will be successful.

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

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recent accounting pronouncements

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Financial Statements are provided after the signature page of this Report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

The Company hired a SOX consulting firm in 2009 to evaluate our SOX 404 internal control and procedures. Their primary objective was to streamline our internal control structure. The consulting firm had studied and examined our lines of responsibility and delegation of authority for our functional financial reporting areas so that they can evaluate whether responsibility lines are clearly be drawn. They documented and tested our key controls over financial reporting in 2009 and introduced key auditable internal controls and procedures integrated with our financial reporting processes. Through their studies and examinations, management realized that our internal control over financial reporting was subjected to the following weaknesses, which management will need to take actions in accordance with their suggestion in 2010.

•	Lack of expertise in U.S. accounting principle among the personnel in the Company;

•	Dependency on U.S. external accountant and auditors for adjustments and footnote disclosures;

•	Lack of Internal Audit system;

•	Lack of adequate staffing and supervision with enough basic knowledge and requirement of SOX 404 within the accounting operations of the Company;

•	Lack of periodic meeting of Audit Committee;

In 2010, the Company will with our internal staff continue to conduct periodic internal control risk assessments and control testing so that we will be improving our internal control system’s integrity and to assess areas of material risk. Our internal audit staffs in 2010 will develop additional control activities to ensure the effective function of our controls. The anticipated changes in internal control over financial reporting will enhance our control environment while also improving internal information flow and communication network. We will identify new risks through a constant risk assessment process and make our control activities an effective tool of monitoring our internal controls. The sole responsibility for establishing and maintaining our internal controls over financial reporting and all internal control systems improvement is that our management and company personnel including our internal audit department, which will all ensure proper and reliable financial reporting. Other than as described above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information relating to our directors and executive officers, including their names, ages, and positions.

Name	Age	Position	Date of Appointment

Fushun Li	47	Chief Executive Officer and Director	May 5, 2009

Weihe Yu	34	Chairman of the Board of Directors	December 10, 2009

Junfeng Chen	31	Chief Financial Officer and Secretary	August 3, 2009

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years (and, in some instances, for prior years).

Fushun Li

Mr. Fushun Li was the founder of Shenzhen Kai Bi Te Tech. Co., Ltd. and served as its President from January 2004 to April 2009. The company was engaged in electronic components and 3C electronic products trade with revenue exceeding 1 billion RMB. From January 2001 to December 2003, Mr. Li was the president of Shenzhen Guanxu Electronics Co., Ltd. He conducted a numbers of reforms and greatly improved company management. From November 1995 to December 2000, Mr. Li was the vice president of Guanzhou Xunxing Communication Equipment, a subsidiary of China Telecommunications Corporation. During these years, he improved the company’s product line from single to diversity and increased the company’s sales from 50 million RMB to 300 million RMB, as well as the net profits. From January 1992 to October 1995, Mr. Li worked as assistant president in Shenzhen Jingkong Chaoying Electronic Industry Co., Ltd. Mr. Li graduated from Huangshi Institute of Technology with business management major in September 1985.

Weihe Yu

Mr. Weihe Yu has spent his career in the industrial sector where he has demonstrated his ability to maximize performance, streamline costs and increase sales. Most recently, he was one of the founders and the general manager of Shenzhen Anytone Technology Co., Ltd. After only three years the company became a leader in the mobile power industry with many patents and core technologies. Under his management, Anytone has become a highly recognized brand and the company’s revenue has grown more than 100% annually over the past four years. Prior to Anytone, Mr. Yu was general manager of Shenzhen Four Images Industrial Co., Ltd. whose business is to create protection circuits for lithium ion batteries. During his tenure there, the company’s proprietary products were at the forefront of the industry and widely used by the largest customers of lithium ion batteries. From 1998 to 2000, Mr. Yu served in key management positions at the Yangxin Aluminum Alloy Wheel Co., Ltd, an automobile alloy wheel manufacturer. In his role there, he created a comprehensive marketing management and performance appraisal system that greatly enhanced the performance of the company. Mr. Yu graduated from the Huangshi Institute of Technology in Hubei Province in 1998.

Junfeng Chen

Junfeng Chen, has worked in the Company since 2005. Prior to this appointment, Mr. Chen was the Chief Financial Officer of our wholly-owned subsidiary Shenzhen E’Jenie Science and Technology Co., Ltd. (“Shenzhen E’Jenie) since February 2006. From March 2005 to January 2006, Mr. Chen served as the assistant of financial manager in Shenzhen E’Jenie.  Junfeng Chen worked as an accountant in Henan Labor Department Officer in Dongguan City, Guangdong Province, P.R.C and focused on processing the daily financial works for the office from February 2004 to December 2004. He also worked as an accountant in the Dongguan Shatian Yumao Textile Mill from October 2001 to December 2003.  Junfeng Chen majored in Accounting and graduated from Wuhan University in China in 2001.

Director Compensation

None of our directors receive any compensation for their services as a member of the board of directors, except as set forth in Item 11 below.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in the year ended December 31, 2009, except reports from Fushun Li, Weihe Yu, Junfeng Chen and Guofu Xiong.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers. Please see Item 15, Exhibit 14.1.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
Name						Equity	Deferred	All
and				Stock	Option	Incentive	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Zhongnan Xu	2009	$0	0	0	0	0	0	0	$0
Former CEO and Chairman	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Jiangcheng Wu	2009	$0	0	0	0	0	0	0	$0
Former CFO	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Weihe Yu	2009	$1,523	0	0	0	0	0	0	$1,523
Chairman

Fushun Li	2009	$5882	0	0	0	0	0	0	$5,882
CEO and Director

Junfeng Chen CFO	2009	$10,294	0	0	0	0	0	0	$10,294

Employment Agreements

We have employment agreement with our directors and officers. The basic information is as following:

Name	Position	Term	Annual Salary
Weihe Yu	Chairman	Dec. 2009~ Dec. 2012	$26,470
Fushun Li	CEO	Jul., 2009~Jul., 2012	$17,647
Junfeng Chen	Interim CFO	Sep., 2009~Sep., 2010	$17,647

Compensation of Directors

Except as set forth above, we have no arrangements for the remuneration of officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. Other than as reflected in the table above, no remuneration has been paid to our officers or directors. Except as set forth above, there are no agreements or understandings with respect to the amount or remuneration those officers and directors are expected to receive in the future. As of the date of this Annual Report, no stock options have been issued to our officers or directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Fushun Li (2)	0	—

Common Stock	Weihe Yu (3)	1,078,182	9.1%

Common Stock	Junfeng Chen (4)	0	—

Common Stock	Xiaohong Peng (5)	646,909	5.5%

Common Stock	Guofu Xiong (6)	1,276,342	10.8%

Common Stock	Ruizheng Cheng (7)	682,848	5.7%

Common Stock	All officers and directors as a group (3 persons)	1,078,182	9.1%

(1)  Based on 11,863,390 shares of Common Stock issued and outstanding as of April 10, 2010.
(2)  Mr. Li is the Chief Executive Officer and a Director of the Company.  Mr. Li’s mailing address is: A-3 Xinglian Industrial Zone, He Hua Ling, Pingxin Road, Xin Nan, Ping Hu Town, Longgang, Shenzhen, China 518111.
(3)  Mr. Yu is the Chairman of the Board of Directors of the Company.  Mr. Yu’s mailing address is: Marketing Office, 5F, 51 Building, No. 5, Qiongyu Road, Hightech Industrial Park, Nanshan District, Shenzhen, China.
(4)  Mr. Chen is the Chief Financial Officer of the Company.  Mr. Chen’s mailing address is: A-3 Industrial Zone, He Hua Ling, Pingxin Road, Xin Nan, Ping Hu Town, Longgang, Shenzhen, China 518111.
(5)  The mailing address for Ms. Peng is: 501, Building A, Lixin Village, Xuefu Road, Nanshan District, Shenzhen City, Guangdong Province, China.
(6)  The mailing address for Mr. Xiong is: 602B ChiWan HaiYun Building, Left Fort Road, NanShan District, Shenzhen City, China.
(7)  The mailing address for Mr. Cheng is: 2C-502, Yude Juayuan, Nanshan District, Shenzhen City, Guangdong Province, China

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2008, the Company had an unsecured, due on demand, and non interest-bearing loan from a shareholder of $174,600 which was repaid by the end of 2009. As of December 31, 2009, the Company had $527,225 unsecured, due on demand and non interest-bearing loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

On June 10, 2009, we dismissed Kabani & Company, Inc. (“Kabani”) as its independent registered public accounting firm. The Company’s Board of Directors participated in and approved the decision to change our independent registered public accounting firm. Kabani’s reports on our financial statements for the years ended December 31, 2007 and 2008 and during the subsequent interim period through June 10, 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2007 and 2008 and during the subsequent interim period through June 10, 2009, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Kabani’s opinion to the subject matter of the disagreement. During the years ended December 31, 2007 and 2008 and during the subsequent interim period through June 10, 2009, there have been no reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.

On June 10, 2009, we appointed Goldman Parks Kurland Mohidin LLP (“GPKM”) as the Company’s new independent registered public accounting firm. The decision to engage GPKM was approved by the Company’s Board of Directors on June 10, 2009. During the years ended December 31, 2007 and 2008 and during the subsequent interim period through June 10, 2009, the Company did not consult with GPKM regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$60,000	Goldman Parks Kurland Mohidin LLP
2008	$50,000	Kabani & Company, Inc.

Audit Related Fees

There is an one-time charge of $7,500 for our prior auditor, Kabani & Company, Inc., to review our annual report for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document	Location
2.1	Share Exchange Agreement, dated February 14, 2006, between us, UPE Limited (Far East), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., and the shareholders of UPE Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed February 21, 2006

2.2	Amended and Restated Share Exchange Agreement, dated March 22, 2006, between us, Galaxy View International Ltd., Shenzhen Sono, and the shareholders of Galaxy View International Ltd.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 24, 2006

2.3	Share Exchange Agreement and Plan or Reorganization	Incorporated by reference as Exhibit 10.1 to Form 8-K filed September 29, 2004

3.1.1	Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(1) to Form 8-K filed September 16, 2004

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(2) to Form 8-K filed September 16, 2004

3.1.3	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(3) to Form 8-K filed September 16, 2004

3.1.4	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3(i) to Form 8-K filed July 28, 2006

3.2	Bylaws	Incorporated by reference as Exhibit 3.4 to Form SB-2/A filed March 22, 2002

4.1	Form of Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form SB-2/A filed March 22, 2002

4.2	2004 Equity Incentive Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed March 2, 2004

4.3	Form of Class A, B and C Warrants	Incorporated by reference as Exhibit 4.3 to Form 10-KSB filed March 30, 2006

4.4	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine's Garden and the Investors	Incorporated by reference as Exhibit 4.1 to Form 8-K filed March 22, 2004

10.1	Sales Contract dated April 21, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Shenzhen Gao Yi Electonics Co. LTD.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 22, 2005

10.2	Sales Contract dated July 12, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Wuhan Jie Xin Communication Development Co., LTD.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed July 14, 2005

10.3	Sales Contract dated December 31, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed January 6, 2006

10.4	Loan Agreement dated March 10, 2006, between New Energy Systems Group and United Private Equity (The Pacific) Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 15, 2006

10.5	Employment Agreement dated December 10, 2009 between New Energy Systems Group and Weihe Yu	Filed herewith

10.6	Employment Agreement dated July 1, 2009 between New Energy Systems Group and Fushun Li	Filed herewith

10.7	Employment Agreement dated September 1, 2009 between New Energy Systems Group and Junfeng Chen	Filed herewith

14.1	Code of Ethics	Incorporated by reference as Exhibit 14.1 to Form 10-KSB filed March 30, 2006

21.1	Subsidiaries	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Date: April 15, 2010	By:	/s/ Fushun Li
Fushun Li
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Fushun Li	Chief Executive Officer and Director	April 15, 2010
Fushun Li

/s/Junfeng Chen	Chief Financial Officer	April 15, 2010
Junfeng Chen

/s/ Weihe Yu	Chairman – Board of Directors	April 15, 2010
Weihe Yu

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive Income	F-4

Consolidated Statements of Cash Flow	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Notes to Consolidated Financial Statements	F-7-23

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
New Energy Systems Group

We have audited the accompanying balance sheet of New Energy Systems Group and subsidiaries (formerly China Digital Communication Group and Subsidiares) as of December 31, 2009 and the related statements of income and comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Energy Systems Group and subsidiaries (formerly China Digital Communication Group and Subsidiares) as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin LLP
Encino, California
April 9, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Digital Communication Group and Subsidiaries, Inc.

We have audited the accompanying consolidated balance sheet of China Digital Communication Group and Subsidiaries, Inc. (a Nevada corporation) as of December 31, 2008, and the related consolidated statements of operation, stockholders' equity, and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Communication Group and Subsidiaries, Inc. as of December 31, 2008, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As explained in Note 13 to the accompanying financial statements, one customer accounted for 100% of the companies revenue from the sales of batteries, which accounted for 75% of the companies total revenue for the year ended December 31, 2008.  Three vendors provided 100% of batteries to the company in the year ended December 31, 2008.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 6, 2009

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and equivalents	$3,651,990	$6,969,454
Accounts receivable	9,776,041	7,407,371
Inventory	502,702	759,477
Prepaid expenses	262,379	-
Other receivables	433,804	-
Total current assets	14,626,916	15,136,302

Plant, property & equipment, net	699,790	859,232

Other assets
Prepayment for Newpower acquisition	2,999,473	-
Deposits	37,626	-
Goodwill	19,244,036	-
Intangible assets, net	15,772,344	880,920
Total other assets	38,053,479	880,920

Total assets	$53,380,185	$16,876,454

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,095,623	$3,467,324
Taxes payable	762,430	399,519
Loan payable	-	2,200,500
Loan payable to related party	527,225	174,600
Total current liabilities	10,385,278	6,241,943

Deferred tax liability	3,001,584	-

Total Liabilities	13,386,862	6,241,943

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757 shares issued
and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000
shares authorized, 11,863,390 and 5,446,105
shares issued and outstanding at December 31,
2009 and 2008, respectively	11,863	5,446
Additional paid in capital	42,165,281	16,999,362
Statutory reserve	2,070,081	593,445
Other comprehensive income	1,225,986	1,144,170
Accumulated deficit	(3,038,971)	(8,115,488)
Less: deferred compensation	(2,448,493)	-

Total stockholders' equity	39,993,323	10,634,511

Total liabilities and stockholders' equity	$53,380,185	$16,876,454

The accompanying notes are an integral part of these consolidated financial statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Revenue, net
Battery	$19,918,846	$14,748,595
Battery shell and cover	6,457,044	4,967,813
Total revenue	26,375,890	19,716,408

Cost of sales
Battery	13,735,160	9,851,127
Battery shell and cover	4,596,379	4,158,868
Total cost of revenue	18,331,539	14,009,995

Gross profit	8,044,351	5,706,413

Operating expenses
Selling expenses	124,845	135,456
General and administrative expenses	1,213,783	586,433
Total operating expenses	1,338,628	721,889

Income from operations	6,705,723	4,984,524

Other expenses
Miscellaneous expense	(5,794)	(40,257)
Interest expense	(49,436)	(38,525)
Total other expenses	(55,230)	(78,782)

Income before income taxes	6,650,493	4,905,742

Provision for income taxes	(813,098)	(454,670)

Net income	5,837,395	4,451,072

Other comprehensive income
Foreign currency translation	81,816	289,772

Comprehensive income	$5,919,211	$4,740,844

Net income per share
Basic	$0.91	$0.82
Diluted	$0.82	$0.72

Weighted average number of shares outstanding:
Basic	6,393,067	5,446,105
Diluted	7,150,642	6,203,638

The accompanying notes are an integral part of these consolidated financial statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,	Year ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,837,395	$4,451,072
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	468,514	308,786
Deferred tax liability	(31,916)	-
Non-cash, stock compensation	251,507	-
Loss on disposal of subsidiary	7,794	-
(Increase) / decrease in current assets:
Accounts receivable	(1,730,909)	(7,011,157)
Inventory	2,572,107	186,132
Other receivable	1,670	-
Prepaid expenses	-	1,726
Deposits	-	8,530
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(3,326,375)	2,654,437
Taxes payable	515,157	585,006

Net cash provided by operating activities	4,564,944	1,184,532

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Anytone	(5,000,000)	-
Cash acquired in acquisition	2,401,140	-
Prepayment for Newpower acquisition	(2,998,244)	-
Acquisition of property & equipment	(1,068)	(6,025)

Net cash used in investing activities	(5,598,172)	(6,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on loan payable	(2,195,872)	-
Receivables from related party	(74,857)	-
Proceed from loan payable	-	2,162,250

Net cash provided by (used in) financing activities	(2,270,729)	2,162,250

Effect of exchange rate changes on cash and cash equivalents	(13,507)	(165,429)

Net (decrease) increase in cash and equivalents	(3,317,464)	3,175,328

Cash and equivalents, beginning balance	6,969,454	3,794,126

Cash and equivalents, ending balance	$3,651,990	$6,969,454

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$748,306	$454,670

Interest payments	$91,260	$38,525

The accompanying notes are an integral part of these consolidated financial statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Preferred Stock		Additional Paid	Other Comprehensive	Statutory	(Accumulated	Deferred	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Income	Reserve	Deficit)	Compensation	Equity

Balance at January 1, 2008	5,446,105	$5,446	$7,575,757	7,576	$16,999,362	$854,398	$105,849	$(12,078,964)	$-	$5,893,667

Foreign currency translation gain	-	-	-	-	-	289,772	-	-	-	289,772

Transfer to statutory reserves	-	-	-	-	-	-	487,596	(487,596)	-	-

Net income for the year	-	-	-	-	-	-	-	4,451,072	-	4,451,072

Balance at December 31, 2008	5,446,105	5,446	7,575,757	7,576	16,999,362	1,144,170	593,445	(8,115,488)	-	10,634,511

Net income for the year	-	-	-	-	-	-	-	5,837,395	-	5,837,395

Stock issued for service	1,000,000	1,000	-	-	2,699,000	-	-	-	(2,700,000)	-

Common stock issued for acquisitions	5,417,285	5,417	-	-	22,466,919	-	715,758	-	-	23,188,094

Amortization of deferred compensation	-		-	-	-	-	-	-	251,507	251,507

Transfer to statutory reserve	-	-	-	-	-	-	760,878	(760,878)	-	-

Foreign currency translation gain	-	-	-	-	-	81,816	-	-	-	81,816

Balance at December 31, 2009	11,863,390	$11,863	$7,575,757	7,576	$42,165,281	$1,225,986	$2,070,081	$(3,038,971)	$(2,448,493)	$39,993,323

The accompanying notes are an integral part of these consolidated financial statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1 – ORGANIZATION

New Energy Systems Group (“New Energy” or the “Company”, FKA: China Digital Communication Group) was incorporated under the laws of the State of Nevada on March 27, 2001, operating its business through its wholly owned subsidiary E'Jenie Technology Development Co., Ltd (“E’Jenie”), a company incorporated under the laws of the Peoples Republic of China (“PRC”). Through E'Jenie, the Company manufactures and distributes lithium battery shells and related products primarily in China. When used in these notes, the terms “Company,” “we,” “our,” or “us” mean New Energy Systems Group and its Subsidiaries.

On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd (“Billion”) .  Billion owns all of the issued and outstanding shares of E’Jenie. Billion was incorporated under the laws of the British Virgin Islands (“BVI”) on July 27, 2004. Pursuant to the Exchange Agreement, the Company purchased all of the issued and outstanding shares of Billion for approximately $1,500,000 in cash and 4,566,210 shares of the Company’s common stock, or approximately 8.7% of then issued and outstanding shares.

On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International  Ltd (“Galaxy View”), and the shareholders of Galaxy View. Galaxy View owned all of the issued and outstanding shares of Sono. Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at $6,787,879. Under the terms of the Agreement, the Company paid the Shareholders $3,000,000 in cash and delivered 7,575,757 unregistered shares of the Company’s preferred stock valued at $3,787,879.

On April 24, 2007, the Company entered into an Agreement to transfer of shares of Sono Digital Electronics Technologies Co., Ltd (“Sono”)  with Liu Changqing and Wang Feng (collectively, the “Purchasers”) for the sale of its wholly-owned subsidiary Sono. Changqing purchased 60% and Feng purchased 40% in Sono. In exchange for all of the outstanding shares of Sono, the Purchasers paid $3,000,000 for the acquisition.  The Company disposed Galaxy View and its wholly-owned subsidiary Sono, on April 24, 2007.

In connection with the acquisition of Galaxy View, the Company issued Series A Preferred Stock to the selling shareholders.  On June 29, 2006, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Convertible Preferred Stock designating 7,575,757 of the Company’s previously authorized preferred stock. Each share of Series A Preferred Stock entitles the holder to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one tenth of one share of the Company’s common stock on June 29, 2011 (after providing for the July 13, 2009, 10-to-1 reverse stock split of the Company’s common stock). Each share of Series A Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, ranks (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.  Series A Preferred Stockis not entitled to any preferred dividend. However, the preferred shareholders will share the dividend on common stock proportionately if and when the dividend on Common Stock is declared.

On July 13, 2009, the Company effected a 10-to-1 reverse stock split. The principal effect of the Reverse Split was (i) that the number of shares of Common Stock issued and outstanding was reduced from 54,460,626 to approximately 5,446,062 (depending on the number of fractional shares that are issued or cancelled), and (ii) that each share of Series A Preferred Stock is convertible into one tenth of one share of the Company’s common stock. The number of authorized shares of Common Stock was not affected.   All per share data was retroactively restated.

On September 8, 2009, the Company amended the Company’s Articles of Incorporation to change the Company’s name to “New Energy Systems Group.”

On December 7, 2009, the Company closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (H.K.) Co., Ltd. (“Anytone International”) and Shenzhen Anytone Technology Co., Ltd. (“Shenzhen Anytone”).  Shenzhen Anytone is a subsidiary of Anytone International, collectively referred to as “Anytone”.  Pursuant to the Share Exchange Agreement, the Company issued the shareholders of Anytone International 3,593,939 shares of the Company's Common Stock with a restrictive legend, and agreed to pay US $10,000,000. As of December 31, 2009 $5,000,000.00 has been paid; the remaining $5,000,000 will be paid on or before June 30, 2010 with no interest. The acquisition was completed on December 7, 2009.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with United States Generally Accepted Accounting Principles (US GAAP).  The Company’s functional currency is the Chinese Yuan Renminbi (CNY); however the accompanying consolidated financial statements were translated and presented in United States Dollars ($).

Exchange Gain (Loss)

During the years ended December 31, 2009 and 2008, the transactions of E’Jenie and Anytone were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occured. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the years ended December 31, 2009 and 2008, the accounts of E’Jenie and Anytone were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into $ in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Principles of Consolidation

The consolidated financial statements include the accounts of New Energy Systems Group and its wholly owned subsidiaries Billion, E’Jenie, and Anytone, are collectively referred to the Company.  All material intercompany accounts, transactions and profits were eliminated in consolidation.

Revenue Recognition

The Company manufactures and distributes battery shells and covers for cellular phones. The Company established a new division in 2008, through which the Company began selling batteries in PRC. The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480). Sales revenue is recognized when the significant risks and rewards of the ownership of goods have been transferred to the buyers. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, the possible return of goods, or when the amount of revenue and the costs incurred or to be incurred in respect of the transaction cannot be measured reliably.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

At December 31, 2009 and 2008, the Company had not taken any significant uncertain tax position on its tax return for 2008 and prior years or in computing its tax provision for 2009.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Supplemental Cash Flow Disclosures

Cash from operating, investing  and financing activities excluded the effect of the acquisition of Anytone (See Note 15).

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At December 31, 2009 and 2008, the Company had approximately $3,644,000 and $6,969,000 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The allowance for doubtful accounts was $0 at December 31, 2009 and 2008.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.  As of December 31, 2009 and 2008, inventory consisted of raw materials, work in progress and finished goods as follows:

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

	2009	2008
Raw Materials	$133,358	$81,444
Work-in-process	44,250	21,017
Finished goods	334,095	657,016
	511,703	759,477
Less: reserve for impairment of inventory	(9,001)	-
	$502,702	$759,477

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of December 31, 2009 and 2008, Property, Plant & Equipment consisted of the following:

	2009	2008
Machinery	$936,049	$969,103
Automobile	25,189	36,508
Office equipment	81,674	7,736
Building	589,436	590,436

	1,632,348	1,603,783

Accumulated depreciation	(932,558)	(744,551)

	$699,790	$859,232

Depreciation was approximately $193,000 and $225,349 for the years ended December 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.   ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2009 and 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”) (codified in FASB ASC Topic 350), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired.

Intangible Assets

The Company applies criteria specified in SFAS No. 141(R), “Business Combinations” (codified in FASB ASC Topic 805) to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, (codified in FASB ASC Topic 350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (codified in FASB ASC Topic 360). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the fair value of the intangible, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Recent accounting pronouncements

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 3 – INTANGIBLE ASSETS

As of December 31, 2009 and 2008 intangible assets consisted of the following:

	2009	2008

Customer relationship	$2,691,445	$2,691,445
Design	366,850	366,850
Proprietary technology	270,850	270,850
Land rights	589,436	590,436
Patent right	15,167,497	-
Intangible assets	19,086,078	3,919,581

Impairment in 2007	(1,972,598)	(1,972,598)

Accumulated amortization	(1,341,136)	(1,066,063)

Intangible assets, net	$15,772,344	$880,920

During the year ended December 31, 2006, E’Jenie purchased the two facilities it previously leased.  The cost of the acquisition was $1,103,596.  Of that amount $551,798 was recorded as an intangible asset as land rights.  Because the laws of the PRC do not allow ownership of land, the Company received a Certificate of Real Estate from the Ministry of Land and Resources to use the land. E’Jenie incurred losses and also its revenue reduced significantly during the year ended December 31, 2007. The Company performed intangible assets impairment test and concluded there was impairment as to the carrying value of intangible assets of E’Jenie of $1,972,598 as of December 31, 2007.

The intangible assets are amortized over 10-30 years.  Amortization was approximately $275,000 and $83,437 for the years ended December 31, 2009 and 2008, respectively.

Amortization expenses for the Company’s intangible assets over the next five fiscal years from December 31, 2009 are estimated to be:

December 31, 2010	$2,027,000
December 31, 2011	2,027,000
December 31, 2012	2,027,000
December 31, 2013	2,027,000
December 31, 2014	2,027,000
After	5,642,000
Total	$15,777,000

Note 4 – TAXES PAYABLE

As of December 31, 2009 and 2008, tax payable comprised the following:

	2009	2008

Income tax payable	$526,043	$256,170
VAT tax payable	224,137	143,349
Other tax payable	12,250	-
Total	$762,430	$399,519

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2009 and 2008, accounts payable and accrued expenses comprised of the following:

	2009	2008

Accounts payable	$3,579,714	$3,009,376
Payable of purchase consideration of Anytone	5,000,000	-
Payable for expense reimbursement	297,318	-
Professional fees payable	-	210,300
Accrued payroll	137,316	62,161
Other	81,275	185,487

Total	$9,095,623	$3,467,324

Note 6 - LOAN PAYABLE

On August 25, 2008, the Company entered a bank loan agreement of RMB 15,000,000 or $2,200,500. The loan was unsecured, with floating rate interest-bearing ranging from 6.66% to 7.47%, and was due August 24, 2009.  The Company repaid the loan on the due date.

Note 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2008, the Company had an unsecured, due on demand, and non interest-bearing loan from a shareholder of $174,600 which was repaid by the end of 2009. As of December 31, 2009, the Company had $527,225 unsecured, due on demand and non interest-bearing loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

Note 8 – DEFFERD TAX LIABILITY

 Deferred tax represented differences between the tax bases and book bases of intangible assets. At December 31, 2009, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone (See Note 16).

Note 9 – STOCK OPTIONS

On November 4, 2005, the Company issued a nonqualified stock option for 10,000 shares (post-reverse stock split) to a member of the board with an exercise price of $0.53 that will expire on November 3, 2010.  The option vested and became exercisable immediately.

The Company's 2005 Stock Option Incentive Plan provides for the grant of 10,000 option rights (post-reverse stock split) to a non-employee director. The Plan is administered by the Company's Compensation Committee, who has the authority to select plan participants and determine the terms and conditions of such awards.

The Company adopted SFAS 123(R) (codified in FASB ASC Topic 718) on November 1, 2005 using the modified prospective method. Prior to the adoption of SFAS 123(R) the Company did not have any stock options.

Risk-free interest rate	4.00%
Expected life of the options	5 years
Expected volatility	58.0%
Expected dividend yield	0%

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

On March 20, 2006, the Company issued a non-incentive stock option for 150,000 shares (pre-reverse stock split) to a consultant with an exercise price of $0.702 that expired on March 19, 2009.  The options vested and became exercisable on May 1, 2006.

Risk-free interest rate	4.77%
Expected life of the options	3 years
Expected volatility	126.76%
Expected dividend yield	0%

The outstanding options (post-reverse stock split) as of December 31, 2009 and 2008 listed as follow:

Number of Shares
Outstanding at January 01, 2008	25,000
Granted	-
Exercised	-
Canceled	-

Outstanding at December 31, 2008	25,000

Granted	-
Exercised	-
Expired	15,000

Outstanding at December 31, 2009	10,000
Exercisable at December 31, 2009	10,000

Options outstanding (post-reverse stock split) at December 31, 2009 and related weighted average price and intrinsic value are as follows:

	Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$	0.530	10,000	0.84	$0.530	10,000	$0.530	-

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 10 – COMMON STOCK AND NON-CASH, STOCK COMPENSATION

On August 18, 2009, the Company entered into a four year consulting agreement for promoting the Company's image. In connection with this agreement, the Company was required to issue 1,930,000 shares of Common Stock valued at $2.70 (stock price at grant date) to these eight consultants.  During the year ended December 31, 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. The Company amortized $251,507 as stock-based compensation.

On December 3, 2009, the Company issued 3,593,939 shares of common stock, valued at $6.452 per share which was the average stock price two days before and two days after the agreement date, to pay the stock portion of the  purchase consideration for the acquisition of Anytone (see note 16).

On December 30, 2009, the Company issued 1,823,346 shares of common stock valued at $6 per share which was the average stock price two days before and two days after the agreement date, for paying the stock portion of the total purchase consideration for the acquisition of Shenzhen NewPower Technology Co., Ltd. ("NewPower”) (see note 17).

Note 11 – INCOME TAXES

As of December 31, 2009, the Company in the US had approximately $1,138,000 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the US entities at December 31, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of December 31, 2009. Accordingly, the Company has no net deferred tax assets.

There is no income tax for companies domiciled in the BVI. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to BVI tax jurisdiction where Billion is domiciled.

Pursuant to the PRC Income Tax Laws, the Company's subsidiary in China is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25%. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 18%.

Beginning January 1, 2008, the new PRC Enterprise Income Tax ("EIT") law replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate is 25%.

Subsidiary E’Jenie was qualified as new technology enterprise under PRC Income Tax Law and still subject to the tax holiday with applicable EIT of 10% for 2009 and 9% for 2008, respectively. The new acquired subsidiary Anytone’s effective EIT for 2009 was 20%.

Foreign pretax earnings approximated $7,400,000 and $5,300,000 for the years ended December 31, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are indefinitely invested outside the United States. At December 31, 2009, $16,900,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $4,607,000 would have to be provided if such earnings were remitted currently.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the years ended December 31, 2009 and 2008, respectively:

	2009		2008
US statutory rates	34%		34%
State tax expense net of federal tax	-%		6%
Tax rate difference	(10)%		-%
Effect of tax holiday	(15	) %	-%
Valuation allowance on deferred tax on US NOL	3%		(40)%

Foreign income tax - PRC	-%		18%
Exempt from income tax	-%		(9)%
Tax expense at actual rate	12%		9%

The provisions for income tax expenses for the years ended December 31, 2009 and 2008 consisted of the following:

	2009	2008
Income tax expenses – current	$845,014	$454,670
Income tax benefit – deferred	(31,916)	-
Total income tax expenses	$813,098	$454,670

Note 12 – STATUTORY RESERVE

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

The Company reserved $760,878 for the year ended December 31, 2009 and $487,596 for the year ended December 31, 2008.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 13 - MAJOR CUSTOMERS AND VENDORS

The Company purchased its products from three vendors during the year ended December 31, 2009 with each vendor individually accounting for 24%, 23% and 19% of total purchases. Accounts payable to these vendors were $648,017, $340,848 and $217,116 as of December 31, 2009. The Company purchased its battery products from three vendors during the year ended December 31, 2008 with each vendor individually accounting for about 36%, 34% and 30% of purchases. Accounts payable to the venders amounted to RMB 7,497,200 ($1,009,839), RMB 6,081,550 ($892,163) and RMB 5,637,270 ($826,988) as of December 31, 2008.

The Company purchased its raw materials for battery shell business from three vendors, who purchased more than 10% of the raw material for battery shell, during the year ended December 31, 2008, with each vendor individually accounting for about 51%, 26% and 17%. Accounts payable to the venders amounted to RMB 832,570 ($122,138), RMB 308,000 ($45,184) and RMB 136,800 ($20,069), respectiely, as of December 31, 2008.

Two customers accounted for 49% and 15% of the total sales during the year ended December 31, 2009. Accounts receivable from these customers were $4,229,689 and $866,060 as of December 31, 2009. One major customer accounted 100% of the battery sales during the year ended December 31, 2008. Accounts receivable from the customer amounted to RMB 48,124,656 ($7,059,887) as of December 31, 2008.

The Company had four customers accounted over 10% of the battery shell sales during the year ended December 31, 2008 with each customer individually accounting for about 19%, 17%, 14% and 10%. Accounts receivable from the customer amount to RMB 381,132 ($55,912), RMB 456,166 ($66,919). RMB 173,304 ($25,424) and RMB 154,682 ($22,692).

Note 14 – SEGMENT REPORTING

The Company had two principal operating segments which were: battery components manufacture and battery assembly and distribution.  These operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	2009	2008
Revenues from unaffiliated customers:
Battery	$19,918,846	$14,748,595
Battery shell and cover	6,457,044	4,967,813
Consolidated	$26,375,890	$19,716,408
Operating income (loss):
Battery	$5,955,072	$4,889,879
Battery shell and cover	1,529,223	545,889
Corporate	(778,572)	(451,244)
Consolidated	$6,705,723	$4,984,524
Net income (loss) before taxes:
Battery	$5,955,072	$4,889,879
Battery shell and cover	1,474,273	467,047
Corporate	(778,852)	(451,184)
Consolidated	$6,650,493	$4,905,742
Net income (loss) :
Battery	$5,357,261	$4,549,514
Battery shell and cover	1,258,986	353,592
Corporate	(778,852)	(452,034)
Consolidated	$5,837,395	$4,451,072
Identifiable assets:
Battery	$41,841,017	$594,510
Battery shell and cover	11,264,428	15,948,228
Corporate	274,742	333,716
Consolidated	$53,380,187	$16,876,454
Depreciation and amortization:
Battery	$160,578	$-
Battery shell and cover	215,175	239,216
Corporate	92,760	69,570
Consolidated	$468,513	$308,786

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 15- ACQUISITION OF ANYTONE AND UNAUDITED PRO FORMA INFORMATION

On November 19, 2009, the Company entered into a share exchange agreement with Anytone International and Shenzhen Anytone. Shenzhen Anytone is a subsidiary of Anytone International, collectively referred as Anytone. Pursuant to the Share Exchange Agreement, the Company issued the shareholders of Anytone International 3,593,939 shares of the Company's Common Stock with a restrictive legend, and agreed to pay $10,000,000.  As of December 31, 2009, $5,000,000  has been paid; the remaining $5,000,000 will be paid on or before June 30, 2010 with no interest. The acquisition was completed December 7, 2009.

The purchase price for Anytone was $10,000,000 cash and 3,593,939 shares of common stock equivalent to approximately $23,188,094, which was determined by multiplying the 3,593,939 shares by the average stock price of New Energy two days before and two days after the agreement date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $19,244,036 is recorded as goodwill.

The Company expects synergy from combining the operations. Revenue and net income of Anytone included in the consolidated income statement for the year ended December 31, 2009 was $3,424,291 and $561,309.

Cash	$2,401,140
Accounts receivable	651,062
Other receivables	842,463
Due from shareholder	262,396
Inventory	2,316,835
Property and equipment	42,209
Intangible assets	15,167,497
Goodwill	19,244,036
Accounts payable	(4,178,789)
Deferred tax liability	(3,033,499)
Loan payable	(527,256)
Purchase price	$33,188,094

The following unaudited pro forma consolidated results of operations for New Energy and Anytone for the years ended December 31, 2009 and 2008 presents the operations of New Energy and Anytone as if the acquisitions occurred on January 1, 2009 and 2008, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

	2009	2008
Net revenue	$47,108,598	$29,798,250
Cost of revenue	33,527,190	21,336,984

Gross profit	13,581,408	8,461,266
Total operating expenses	3,886,199	3,251,697

Income from operations	9,695,210	5,209,569
Total non-operating expense	(42,191)	(74,105)

Income before income tax	9,653,019	5,135,464
Income tax	1,413,603	459,379

Net income	$8,239,416	$4,676,085

Weighted average shares outstanding	9,987,006	9,040,044

Earnings per share	$0.83	$0.52

Note 16- SUBSEQUENT EVENT

On January 12, 2010 the Company closed the share exchange agreement entered on December 11, 2009 with Shenzhen NewPower Technology Co., Ltd. ("NewPower"), whereby NewPower would merge with and into the Company's wholly owned subsidiary Shenzhen E'Jenie. Pursuant to the Share Exchange Agreement, in exchange for all of the capital stock of NewPower, the Company issued to the shareholders of NewPower 1,823,346 shares of the Company's Common Stock with a restrictive legend, and agreed to pay cash of US $3,000,000. The acquisition was completed January 12, 2010.  The following unaudited pro forma consolidated results of operations for the Company and NewPower for the years ended December 31, 2009 and 2008 presents the Company and NewPower’s operations as if the acquisitions occurred on January 1, 2009 and 2008, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

	For the years ended
	December 31, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
Total Revenue	$43,051	$31,946
Net Income	$6,351	$3,589

The condensed unaudited balance sheet discloses the amount assigned to each major asset and liability caption of the acquired entity (NewPower) at acquisition date was as follows (in thousands):

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25
Other current assets	3,225
Total Current Assets	3,250

PROPERTY AND EQUIPMENT, NET	327

INTANGIBLE ASSETS	7,009

GOODWILL	8,976

TOTAL ASSETS	$19,562

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,410
Other payables	67
Tax payable	(381)
Due to a stockholder	1,362
Total Current Liabilities	3,458

DEFERRED TAX LIABILITY	1,402

NET ASSETS ACQUIRED	$14,702

The following unaudited pro forma consolidated results of operations for the Company, Anytone and NewPower for the years ended December 31, 2009 and 2008 presents the Company, Anytone and NewPower’s operations as if the acquisitions for both Anytone and NewPower occurred on January 1, 2009 and 2008, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the years ended
	December 31, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
Total Revenue	$67,208	$42,028
Net Income	$9,314	$3,814