Form 10-Q
period 2010-03-31
NEW ENERGY SYSTEMS GROUP
filed 2010-05-14
CIK 1144320

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 000-52763

NEW ENERGY SYSTEMS GROUP
(Exact name of small business issuer as specified in its charter)

Nevada	91-2132336
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

116 West 23rd ST., 5th Floor
New York, NY 10011
(Address of principal executive offices)

(917) 573-0302
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □  No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,863,390 shares of common stock, $.001 par value, were outstanding as of May 1, 2010.

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
March 31, 2010 (Unaudited) and December 31, 2009

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
Current assets
Cash and cash equivalents	$8,530,867	$3,651,990
Accounts receivable	10,943,006	9,776,041
Inventory	1,590,613	502,702
Prepaid expenses	437,155	262,380
Other receivables	37,637	3,470,903

Total current assets	21,539,278	17,664,016

Plant, property & equipment, net	967,008	699,790

Other assets
Goodwill	28,008,679	19,244,036
Intangible assets, net	22,085,159	15,772,344

Total other assets	50,093,838	35,016,380

Total assets	$72,600,124	$53,380,186

Current liabilities
Accounts payable and accrued expenses	$10,459,721	$9,095,623
Taxes payable	1,275,302	762,430
Loan payable to related party	527,372	527,225
Deferred revenue	629,917	-

Total current liabilities	12,892,312	10,385,278

Deferred tax liability	4,268,755	3,001,584

Total Liabilities	17,161,067	13,386,862

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757 shares authorized, issued and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000 shares authorized, 11,863,390 issued and outstanding	11,863	11,863
Additional paid in capital	53,656,188	42,165,283
Statutory reserve	2,070,081	2,070,081
Other comprehensive income	1,230,196	1,225,986
Retained earnings (Accumulated deficit)	742,896	(3,038,972)
Less: Deferred compensation	(2,279,743)	(2,448,493)

Total stockholders' equity	55,439,057	39,993,324

Total liabilities and stockholders' equity	$72,600,124	$53,380,186

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenue, net
Battery	$19,399,150	$1,774,458
Battery shell and cover	3,053,513	857,662
Total revenue	22,452,663	2,632,120

Cost of revenue
Battery	14,073,985	1,190,843
Battery shell and cover	1,953,393	727,897
Total cost of revenue	16,027,378	1,918,740

Gross profit	6,425,285	713,380

Operating expenses
Selling expenses	125,974	18,139
General and administrative expenses	1,374,155	101,047
Total operating expenses	1,500,129	119,186

Income from operations	4,925,156	594,194

Other income (expense)
Other income	8,287	2,898
Interest income (expense)	21,289	(31,042)
Total other income (expense)	29,576	(28,144)

Income before income taxes	4,954,732	566,050

Provision for income taxes	(1,172,866)	(61,768)

Net income	3,781,866	504,282

Other comprehensive income (loss)
Foreign currency translation	4,210	(14,628)

Comprehensive income	$3,786,076	$489,654

Net income per share
Basic	$0.32	$0.09
Diluted	$0.30	$0.09

Weighted average number of shares outstanding:
Basic	11,863,390	5,646,063
Diluted	12,623,895	5,646,063

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,781,866	$504,282
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	760,851	81,896
Deferred tax liability	(134,717)	-
Deferred compensation expense	168,750	-
Loss on disposal of subsidiary	121	-
(Increase) / decrease in current assets:
Accounts receivable	1,646,089	4,690,324
Inventory	(847,367)	471,307
Other receivables	433,887	-
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(96,097)	(2,217,830)
Taxes payable	875,670	(325,160)

Net cash provided by operating activities	6,589,053	3,204,819

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of Newpower	24,550	-
Proceeds from sale of property and equipment	66	-
Acquisition of property and equipment	(3,844)	-

Net cash provided by in investing activities	20,772	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability	(1,000,000)	-
Loan from (repayment to) related party	(732,397)	19,550

Net cash (used in) provided by financing activities	(1,732,397)	19,550

Effect of exchange rate changes on cash and cash equivalents	1,449	(29,286)

Net increase in cash and cash equivalents	4,878,877	3,195,083

Cash and cash equivalents, beginning balance	3,651,990	6,969,454

Cash and cash equivalents, ending balance	$8,530,867	$10,164,537

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:

Income tax payments	$556,427	$61,768

Interest payments	$-	$35,085

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd (“Billion”).  Billion owns all of the issued and outstanding shares of E’Jenie. Billion was incorporated under the laws of the British Virgin Islands (“BVI”) on July 27, 2004. Pursuant to the Exchange Agreement, the Company purchased all of the issued and outstanding shares of Billion for $1,500,000 and 4,566,210 shares of the Company’s common stock, or approximately 8.7% of then issued and outstanding shares.

On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International Ltd (“Galaxy View”), and the shareholders of Galaxy View. Galaxy View owned all of the issued and outstanding shares of Sono Digital Electronics Technologies Co., Ltd (“Sono”). Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at $6,787,879. Under the terms of the Agreement, the Company paid the Shareholders $3,000,000 and delivered 7,575,757 unregistered shares of the Company’s preferred stock valued at $3,787,879.

On April 24, 2007, the Company entered into an Agreement to transfer of shares of Sono with Liu Changqing and Wang Feng (collectively, the “Purchasers”) for the sale of its wholly-owned subsidiary Sono. Changqing purchased 60% and Feng purchased 40% in Sono. In exchange for all of the outstanding shares of Sono, the Purchasers paid $3,000,000 for the acquisition.  The Company disposed Galaxy View and its wholly-owned subsidiary Sono, on April 24, 2007.

In connection with the acquisition of Galaxy View, the Company issued Series A Preferred Stock to the selling shareholders.  On June 29, 2006, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Convertible Preferred Stock designating 7,575,757 of the Company’s previously authorized preferred stock. Each share of Series A Preferred Stock entitles the holder to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one tenth of one share of the Company’s common stock on June 29, 2011 (after providing for the July 13, 2009, 10-to-1 reverse stock split of the Company’s common stock). Each share of Series A Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, ranks (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.  Series A Preferred Stock is not entitled to any preferred dividend. However, the preferred shareholders will share the dividend on common stock proportionately if and when the dividend on Common Stock is declared.

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

On September 8, 2009, the Company amended the Company’s Articles of Incorporation to change the Company’s name to “New Energy Systems Group.”

On December 7, 2009, the Company closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (H.K.) Co., Ltd. (“Anytone International”) and Shenzhen Anytone Technology Co., Ltd. (“Shenzhen Anytone”).  Shenzhen Anytone is a subsidiary of Anytone International, collectively referred to as “Anytone”.  Pursuant to the Share Exchange Agreement, the Company issued the shareholders of Anytone International 3,593,939 shares of the Company's common stock with a restrictive legend, and agreed to pay $10,000,000. As of March 31, 2010, $6,000,000 has been paid; the remaining $4,000,000 will be paid on or before June 30, 2010 with no interest. The acquisition was completed on December 7, 2009.  Anytone is engaged in manufacturing and distribution of lithium batteries.

On January 12, 2010, the Company closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with Shenzhen NewPower Technology Co., Ltd. (“Newpower”).  Pursuant to the Share Exchange Agreement, the Company’s subsidiary E’jenie acquired Newpower. The Company issued to the shareholders of Newpower, proportionally among the Newpower Shareholders in accordance with their respective ownership interests in Newpower immediately before the closing of the Share Exchange, 1,823,346 shares of the Company’s common stock with standard restrictive legend, and cash of $3,000,000. As of March 31, 2010, $3,000,000 was paid. Newpower is engaged in manufacturing and distribution of lithium batteries.

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

Exchange Gain (Loss)

During the three months ended March 31, 2010 and 2009, the transactions of E’Jenie, Anytone and Newpower were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the three months ended March 31, 2010 and 2009, the accounts of E’Jenie, Anytone and Newpower were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into $ in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

Principles of Consolidation

The consolidated financial statements include the accounts of New Energy Systems Group and its wholly owned subsidiaries Billion, E’Jenie, Anytone and Newpower, are collectively referred to the Company.  All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

At March 31, 2010 and December 31, 2009, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2010.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Supplemental Cash Flow Disclosures

Cash from operating, investing and financing activities excluded the effect of the acquisition of Newpower (See Note 14).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At March 31, 2010 and December 31, 2009, the Company had approximately $8,507,000 and $3,639,000 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The allowance for doubtful accounts was $0 at March 31, 2010 and December 31, 2009.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.  As of March 31, 2010 and December 31, 2009, inventory consisted of the following:

	2010	2009
Raw Materials	$456,553	$133,358
Work-in-process	293,760	44,250
Finished goods	840,300	334,095
	1,590,613	511,703
Less: reserve for impairment of inventory	-	(9,001)
	$1,590,613	$502,702

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of March 31, 2010 and December 31, 2009, Property, Plant & Equipment consisted of the following:

	2010	2009
Machinery	$1,445,165	$936,049
Automobile	25,196	25,189
Office equipment	92,189	81,674
Building	589,600	589,436

Subtotal	2,152,150	1,632,348

Accumulated depreciation	(1,185,142)	(932,558)

Plant, Property & Equipment, Net	$967,008	$699,790

Depreciation was approximately $64,000 and $53,793 for the three months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Recent accounting pronouncements

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.
The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 did not have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 did not have an impact on its financial condition, results of operations or cash flows.

Note 3 – INTANGIBLE ASSETS

As of March 31, 2010 and December 31, 2009, intangible assets consisted of the following:

	2010	2009

Customer relationship	$2,691,445	$2,691,445
Design	366,850	366,850
Proprietary technology	270,850	270,850
Land rights	589,600	589,436
Patent right	22,176,943	15,167,497
Intangible assets	26,095,688	19,086,078

Impairment in 2007	(1,972,598)	(1,972,598)

Accumulated amortization	(2,037,931)	(1,341,136)

Intangible assets, net	$22,085,159	$15,772,344

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

The intangible assets are amortized over 10-30 years.  Amortization was $696,777 and $28,104 for the three months ended March 31, 2010 and 2009, respectively.

Amortization expenses for the Company’s intangible assets over the next five fiscal years from March 31, 2010 are estimated to be:

March 31, 2011	$2,806,000
March 31, 2012	2,806,000
March 31, 2013	2,806,000
March 31, 2014	2,806,000
March 31, 2015	2,806,000
Thereafter	8,055,000
Total	$22,085,000

Note 4 – TAXES PAYABLE

As of March 31, 2010 and December 31, 2009, taxes payable comprised the following:

	2010	2009

Income tax payable	$1,277,193	$526,043
VAT tax payable (receivable)	(19,900)	224,137
Other tax payable	18,009	12,250
Total	$1,275,302	$762,430

Note 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2010 and December 31, 2009, accounts payable and accrued expenses comprised of the following:

	2010	2009

Accounts payable	$5,750,172	$3,579,714
Payable of purchase consideration of Anytone (Due June 30, 2010)	4,000,000	5,000,000
Payable for expense reimbursement	389,881	297,318
Accrued payroll	230,626	137,316
Other	89,042	81,275

Total	$10,459,721	$9,095,623

Note 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2010 and December 31, 2009, the Company had approximately $527,000 unsecured, due on demand and non interest-bearing loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

Note 7 – DEFFERD TAX LIABILITY

Deferred tax represented differences between the tax bases and book bases of intangible assets. At March 31, 2010, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone and Newpower.  At December 31, 2009, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone.

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

On March 20, 2006, the Company issued a non-incentive stock option for 15,000 shares (post-reverse stock split) to a consultant with an exercise price of $0.702 that expired on March 19, 2009.  The options vested and became exercisable on May 1, 2006.

Risk-free interest rate	4.77%
Expected life of the options	3 years
Expected volatility	126.76%
Expected dividend yield	0%

The outstanding options (post-reverse stock split) as of March 31, 2010 listed as follow:

Number of Shares
Outstanding at January 01, 2008	25,000
Granted	-
Exercised	-
Canceled	-

Outstanding at December 31, 2008	25,000

Granted	-
Exercised	-
Expired	15,000

Outstanding at December 31, 2009	10,000
Exercisable at December 31, 2009	10,000

Granted	-
Exercised	-
Expired	-

Outstanding at March 31, 2010	10,000
Exercisable at March 31, 2010	10,000

Options outstanding (post-reverse stock split) at March 31, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.530	10,000	0.59	$0.530	10,000	$0.530	-

Note 9 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

On August 18, 2009, the Company entered into a four year consulting agreement for promoting the Company's image. In connection with this agreement, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to these eight consultants.  During the year ended December 31, 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. The Company amortized $251,507 as stock-based compensation.

On December 3, 2009, the Company issued 3,593,939 shares of common stock, valued at $6.452 per share which was the average stock price two days before and two days after the agreement date, to pay the stock portion of the purchase consideration for the acquisition of Anytone.

On December 30, 2009, the Company issued 1,823,346 shares of common stock valued at $6 per share which was the average stock price two days before and two days after the agreement date, to pay the stock portion of the total purchase consideration for the acquisition of Newpower.

Note 10 – INCOME TAXES

As of March 31, 2010, the Company in the US had approximately $1,455,000 in net operating loss (“NOL”) carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the US entities at March 31, 2010 consists mainly of NOL carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of March 31, 2010. Accordingly, the Company has no net deferred tax assets.

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

Subsidiary E’Jenie was qualified as new technology enterprise under PRC Income Tax Law and still subject to the tax holiday with applicable EIT of 22% for 2010 and 10% for 2009, respectively. The newly acquired subsidiary Anytone and Newpower’s effective EIT for 2010 is 22% and was 20% for 2009.

Foreign pretax earnings approximated $5,294,000 and $618,000 for the three months ended March 31, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are indefinitely invested outside the United States. At March 31, 2010, $21,000,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $3,834,000 would have to be provided if such earnings were remitted currently.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the three months ended March 31, 2010 and 2009, respectively:

	2010	2009
US statutory rates	34%	34%
Tax rate difference	(10)%	(10)%
Effect of tax holiday	(3)%	(16)%
Valuation allowance on deferred tax on US NOL	3%	3%
Tax expense at actual rate	24%	11%

The provisions for income tax expenses for the three months ended March 31, 2010 and 2009 consisted of the following:

	2010	2009
Income tax expenses – current	$1,307,583	$61,768
Income tax benefit – deferred	(134,717)	-
Total income tax expenses	$1,172,866	$61,768

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

The Company reserved $0 and $55,592 for the three months ended March 31, 2010 and $2009, respectively.

Note 12 - MAJOR CUSTOMERS AND VENDORS

The Company purchased from three vendors during the three months period ended March 31, 2010 with each vendor individually accounting for about 13%, 13% and 11% of purchases. Accounts payable to the vendors were $929,874, $703,455 and $0 as of March 31, 2010.

The Company purchased from four vendors during the three months period ended March 31, 2009 with each vendor accounting for about 27%, 24%, 20% and 12%. Accounts payable to these vendors were $198,950, $218,698, $141,898 and $101,889 as of March 31, 2009.

Two major customers each accounted for 10% of the sales during the three months ended March 31, 2010. Accounts receivable from these customers were $2,368,137 and $1,038,095 as of March 31, 2010.

One major customer accounted 67% of the sales during the three months period ended March 31, 2009. Accounts receivable from the customer were $2,310,519 as of March 31, 2009.  The sales agreement with the customer is on a month to month basis.

Note 13 – SEGMENT REPORTING

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues from unaffiliated customers:
Battery	$19,399,150	$1,774,458
Battery shell and cover	3,053,513	857,662
Consolidated	$22,452,663	$2,632,120
Operating income (loss):
Battery	$4,243,469	$551,872
Battery shell and cover	1,021,342	93,836
Corporate	(339,655)	(51,514)
Consolidated	$4,925,156	$594,194
Income (loss) before taxes:
Battery	$4,247,919	$551,872
Battery shell and cover	1,046,530	65,812
Corporate	(339,717)	(51,634)
Consolidated	$4,954,732	$566,050
Net income (loss) :
Battery	$3,296,004	$510,231
Battery shell and cover	825,579	45,685
Corporate	(339,717)	(51,634)
Consolidated	$3,781,866	$504,282

Depreciation and amortization:
Battery	$693,156	$-
Battery shell and cover	44,505	58,706
Corporate	23,190	23,190
Consolidated	$760,851	$81,896

The Company does not identify the assets by segment.

Note 14- ACQUISITION OF ANYTONE, NEWPOWER AND UNAUDITED PRO FORMA INFORMATION

On November 19, 2009, the Company entered into a share exchange agreement with Anytone International and Shenzhen Anytone. Shenzhen Anytone is a subsidiary of Anytone International, collectively referred as Anytone. Pursuant to the Share Exchange Agreement, the Company issued the shareholders of Anytone International 3,593,939 shares of the Company's Common Stock with a restrictive legend, and agreed to pay $10,000,000.  The acquisition was closed on December 7, 2009.  As of March 31, 2010, $6,000,000 was paid; the remaining $4,000,000 will be paid on or before June 30, 2010 with no interest. Revenue and net income of Anytone included in the consolidated income statement for the three months ended March 31, 2010 was $10,274,678 and $1,592,086.

The purchase price for Anytone was $10,000,000 cash and 3,593,939 shares of common stock equivalent to $23,188,094, which was determined by multiplying the 3,593,939 shares by the average stock price of New Energy two days before and two days after the agreement date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $19,244,036 is recorded as goodwill.

Cash	$2,401,140
Accounts receivable	651,062
Other receivables	842,463
Due from shareholder	262,396
Inventory	2,316,835
Property and equipment	42,209
Intangible assets	15,167,497
Goodwill	19,244,036
Accounts payable	(4,178,789)
Deferred tax liability	(3,033,499)
Loan payable	(527,256)
Purchase price	$33,188,094

On January 12, 2010, the Company closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with Newpower.  Pursuant to the Share Exchange Agreement, E’jenie acquired Newpower. The Company issued to the shareholders of Newpower, proportionally among the Newpower Shareholders in accordance with their respective ownership interests in Newpower immediately before the closing of the Share Exchange, an aggregate of 1,823,346 shares of the Company’s Common Stock with standard restrictive legend, and cash of  $3,000,000. As of March 31, 2010 $3,000,000 has been paid. For convenience of reporting the acquisition for accounting purposes, December 31, 2009 was designated as the acquisition date.

The purchase price for Newpower was $3,000,000 cash and 1,823,346 shares of common stock equivalent to $11,490,726, which was determined by multiplying the 1,823,346 shares by the average stock price of New Energy two days before and two days after the agreement date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $9,400,658 is recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of Newpower included in the consolidated income statement for the three months ended March 31, 2010 was $7,707,773 and $667,786.

Cash	$24,550
Accounts receivable	2,809,600
Prepaid income tax	555,365
Inventory	240,262
Property and equipment	327,354
Intangible assets	7,009,446
Goodwill	8,764,643
Accounts payable	(2,410,017)
Other payable and accrued expenses	(66,589)
Loan payable to related party	(1,361,999)
Deferred tax liability	(1,401,889)
Purchase price	$14,490,726

The following unaudited pro forma consolidated results of operations for New Energy, Anytone and Newpower for the three months ended March 31, 2009 presents the operations of New Energy , Anytone and Newpower as if the acquisitions occurred on January 1, 2009.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

2009
Net revenue	$14,448,473
Cost of revenue	11,411,716

Gross profit	3,036,756
Total operating expenses	1,134,189

Income from operations	1,902,568
Total non-operating expense	(22,642)

Income before income tax	1,879,926
Income tax	206,403

Net income	$1,673,523

Weighted average shares outstanding	10,863,348

Earnings per share	$0.15

Note 15- COMMITMENTS

Anytone leased its office under a long term, non-cancelable, and renewable operating lease agreement on January 1, 2009 with expiration date on December 31, 2013. The monthly rent is $12,400. For the three months ended March 31, 2010, the rental expense was approximately $37,000.

Newpower entered into a long term, non-cancelable and renewable rental agreement on September 1, 2009 with expiration date on August 31, 2012. The monthly payment is $6,300. For the three months ended March 31, 2010, the rental expense was approximately $19,000.

Future minimum rental payments required under operating leases as of March 31, 2010 are as follows:

2011	$224,400
2012	224,400
2013	180,300
2014	111,600
$740,700

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

On December 7, 2009, we closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (H.K.) Co., Ltd. (“Anytone International”) and Shenzhen Anytone Technology Co., Ltd. (“Shenzhen Anytone”).  Shenzhen Anytone is a subsidiary of Anytone International, collectively referred to as “Anytone”.  Pursuant to the Share Exchange Agreement, we issued to the shareholders of Anytone International 3,593,939 shares of the Company's Common Stock with a restrictive legend, and agreed to pay US $10,000,000. As of today, $6,000,000 has been paid; the remaining $4,000,000 will be paid on or before June 30, 2010 with no interest. Anytone is engaged in production of battery and battery related products.

On January 12, 2010, we closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with Shenzhen NewPower Technology Co., Ltd. (“Newpower”).  Pursuant to the Share Exchange Agreement, our Chinese subsidiary E’jenie acquired Newpower. We issued to the shareholders of Newpower, proportionally among the Newpower Shareholders in accordance with their respective ownership interests in Newpower immediately before the closing of the Share Exchange, an aggregate of 1,823,346 shares of the Company’s Common Stock with standard restrictive legend, and cash consideration of US $3,000,000. As of March 31, 2010, $3,000,000 has been paid. Newpower is engaged in manufacturing and distribution of lithium batteries.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table presents our consolidated statement of operations for the three months ended March 31, 2010 and 2009. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2010		2009
		% of Sales		% of Sales
Revenue, net
Battery	$19,399,150	86%	$1,774,458	67%
Battery shell and cover	3,053,513	14%	857,662	33%
Total revenue	22,452,663	100%	2,632,120	100%

Cost of revenue
Battery	14,073,985	73%	1,190,843	67%
Battery shell and cover	1,953,393	64%	727,897	85%
Total cost of revenue	16,027,378	71%	1,918,740	73%

Gross profit	6,425,285	29%	713,380	27%

Operating expenses
Selling expenses	125,974	1%	18,139	1%
General and administrative expenses	1,374,155	6%	101,047	4%
Total operating expenses	1,500,129	7%	119,186	5%

Income from operations	4,925,156	22%	594,194	22%

Other income (expenses)	29,576	0%	(28,144)	(1)%

Income before income taxes	4,954,732	22%	566,050	21%

Provision for income taxes	1,172,866	5%	61,768	2%

Net income	$3,781,866	17%	$504,282	19%

Net Revenue

Net revenue for the three months period ended March 31, 2010 totaled $22,452,663 compared to $2,632,120 for the three months period ended March 31, 2009, an increase of $19.82 million, or approximately 753%. The increase was primarily due to continuously growth of the sales as a result of successful development on new customers. In addition, we acquired Anytone in December of 2009, which brought us additional $10,274,678 sales of battery and Newpower in January of 2010, which brought us additional $5,730,544 sales of battery. We have been able to integrate the industry chain and increase our market share from these two acquisitions.

The Company’s existing battery shell and cover business generated net revenue of $3,053,513 during the three months period ended March 31, 2010 compared with $857,662 for the three months period ended March 31, 2009, an increase of $2,195,851, or 256%.  The increase in our sales in this segment was basically related to the increased demand from our existing customers.

Cost of Revenue

Cost of Revenue for the three months period ended March 31, 2010 totaled $16,027,378 or approximately 71% of net sales compared to $1,918,710 or 73% of net sales for the three months period ended March 31, 2009, an increase of $14,108,630 or approximately 735%. The increase was mainly due to the increased sales and production volume.

Cost of revenue of the battery assembly and distribution was $14,073,985, or 73 % of total battery revenue for the three months period ended March 31, 2010, compared with $1,190,843 or 67% for the comparable period in 2009, an increase of $12,883,142 or 1082%. The increase in cost of revenue to the sales was mainly due to the relatively higher production cost of Newpower, which resulted from the higher cost of a new raw material that Newpower uses for production.

Cost of revenue related to our existing battery shell and cover business during the three months period ended March 31, 2010 was $1,953,393, or 64% of its sales compared to $727,897, or 85% for the three months period ended March 31, 2009, or 85% of its sales.  The reduction in our cost of revenue as a percentage of sales was due to the regression of the cost to normal levels in the first quarter of 2010, while in the first quarter of 2009, we incurred extra costs of fixing the molding.

Operating Expenses

Operating expenses for the three months period ended March 31, 2010 totaled $1,500,129 or approximately 7% of net revenue compared to $119,186 or approximately 5% of net revenue for the three months period ended March 31, 2009 an increase of $1,380,943, or approximately 1159%. The increase in operating expenses was primarily due to the operating expense from two newly acquired subsidiaries which brought us $1,060,085 as operating expense.

Selling expenses for the three months period ended March 31, 2010 totaled $125,974 compared to $18,139 for the comparable period in 2009.

General and administrative expenses for the three months period ended March 31, 2010 totaled $1,374,155 compared to $101,047 for the comparable period in 2009.  The increase in general and administrative expenses of $1,273,108 was mainly due to expenses from two newly acquired subsidiaries which increased the general and administrative expenses by $943,422.

Net Income

Net income for the three months period ended March 31, 2010 totaled $3,781,866 compared to $504,282 for the three months period ended March 31, 2009, an increase in net income of $3,277,584 or approximately 650% due to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash has been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $8,530,867 as of March 31, 2010. Working capital at March 31, 2010 was $8,646,966.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$6,589,053	$3,204,819
Investing Activities	20,772	-
Financing Activities	(1,732,397)	19,550

Net cash flow provided by operating activities was $6,589,053 for the three months ended March 31, 2010, compared to net cash flow provided by operating activities of $3,204,819 for 2009. The increase in net cash flow provided by operating activities for 2010 was mainly due to an increase in sales and quick payment collection on account receivable.

Net cash flow provided by investing activities was $20,772 for the three months ended March 31, 2010 and $0 in the comparable period of 2009.  The cash inflow in the first quarter of 2010 consisted of $24,550 cash received from Newpower through the acquisition, despite the cash payment of approximately $3,800 for purchase of fixed assets.

Net cash flow used in financing activities was $1,732,397 for the three months ended March 31, 2010 compared to net cash provided by financing activities of $19,550 for the comparable period in 2009. In the first quarter of 2010, we paid $1 million for the remaining balance of the cash consideration of the acquisition of Anytone, we still have $4 million balance outstanding as of March 31, 2010. We also repaid $732,397 to Newpower’s shareholder in the first quarter of 2010.

Shareholder loans

As of March 31, 2010, the Company had approximately $527,000 unsecured, due on demand and non interest-bearing loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

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

Recent accounting pronouncements

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.

The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 did not have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 did not have an impact on its financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Fushun Li, the Company’s Chief Executive Officer (“CEO”), and Lei Tao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010. Based upon their evaluation, the Company’s CEO and CFO concluded that, in spite of some significant deficiencies in internal control over financial reporting, the Company’s disclosure controls and procedures are effective as of March 31, 2010.

Our management identified that the ineffectiveness was due to not having internal personnel with sufficient expertise and knowledge of the requirements for disclosure of the information that have been collected and reported, as required under the securities laws and disclosures required under U.S. GAAP.

We plan to take the following steps to remediate the deficiencies in disclosure controls and procedures that are identified above:

Management will provide additional training to our staff, and in particular to our key accounting personnel, with respect to the disclosure requirements under securities law and U.S. GAAP.

The Company will continue to condut periodic internal control risk assessments and control testing so that we will be improving our internal systems’s intergrity and to assess areas of material risk. Our internal audit staff will develop additional control activities to ensure the effective function of our controls.

Changes in internal controls

Our management, with the participation of the Company’s CEO and CFO, performed an evaluation as to whether any change in its internal controls over financial reporting occurred during the quarter ended March 31, 2010.  Based on that evaluation, the Company’s CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.          Risk Factors.

N/A.

Item 2.             Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.             (Removed and Reserved).

Item 5.             Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Dated: May 14, 2010	By:	/s/ Fushun Li
Name: Fushun Li
Title: Chief Executive Officer

Dated: May 14, 2010	By:	/s/ Junfeng Chen
Name: Junfeng Chen
Title: Chief Financial Officer