Form 10-Q
period 2010-06-30
NEW ENERGY SYSTEMS GROUP
filed 2010-08-16
CIK 1144320

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 001-34837

NEW ENERGY SYSTEMS GROUP
(Exact name of small business issuer as specified in its charter)

Nevada	91-2132336
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,863,390 shares of common stock, $.001 par value, were outstanding as of August 10, 2010.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

NEW ENERGY SYSTEMS GROUP
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(UNAUDITED)

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
Current assets
Cash and cash equivalents	$3,781,165	$3,651,990
Accounts receivable	16,821,827	9,776,041
Inventory	1,935,226	502,702
Prepaid expenses	175,612	-
Deposit	37,833	-
Other receivables	-	3,470,903
Due from shareholders	263,821	262,380

Total current assets	23,015,484	17,664,016

Plant, property & equipment, net	938,854	699,790

Other assets
Goodwill	28,452,196	19,244,036
Intangible assets, net	21,390,830	15,772,344

Total other assets	49,843,026	35,016,380

Total assets	$73,797,364	$53,380,186

Current liabilities
Accounts payable and accrued expenses	$8,438,211	$9,095,623
Taxes payable	1,443,546	762,430
Loan payable to related party	530,121	527,225

Total current liabilities	10,411,878	10,385,278

Deferred tax liability	4,133,977	3,001,584

Total Liabilities	14,545,855	13,386,862

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757 shares authorized, issued and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000 shares authorized, 11,863,390 shares issued and outstanding	11,863	11,863
Additional paid in capital	53,640,550	42,165,283
Statutory reserve	2,070,081	2,070,081
Other comprehensive income	1,320,564	1,225,986
Retained earnings (Accumulated deficit)	4,311,868	(3,038,972)
Less: Deferred compensation	(2,110,993)	(2,448,493)

Total stockholders' equity	59,251,509	39,993,324

Total liabilities and stockholders' equity	$73,797,364	$53,380,186

The accompanying notes are an integral part of these consolidated financial statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Revenue, net
Battery	$40,330,653	$5,452,243	$20,931,503	$3,677,785
Battery shell and cover	5,527,349	2,557,870	2,473,836	1,700,208
Total revenue	45,858,002	8,010,113	23,405,339	5,377,993

Cost of sales
Battery	29,582,795	3,729,291	15,508,810	2,538,448
Battery shell and cover	3,700,517	1,949,757	1,747,124	1,221,860
Total cost of sales	33,283,312	5,679,048	17,255,934	3,760,308

Gross profit	12,574,690	2,331,065	6,149,405	1,617,685

Operating expenses
Selling expenses	245,816	39,432	119,842	21,293
General and administrative expenses	2,834,987	179,236	1,460,832	78,189
Total operating expenses	3,080,803	218,668	1,580,674	99,482

Income from operations	9,493,887	2,112,397	4,568,731	1,518,203

Other income (expenses)
Other income (expense)	7,541	1,418	(746)	(1,480)
Interest income (expense)	45,164	(57,793)	23,875	(26,751)
Total other income (expense), net	52,705	(56,375)	23,129	(28,231)

Income before income taxes	9,546,592	2,056,022	4,591,860	1,489,972

Provision for income taxes	(2,195,752)	(213,084)	(1,022,886)	(151,316)

Net income	7,350,840	1,842,938	3,568,974	1,338,656

Other comprehensive income
Foreign currency translation	94,578	17,326	88,139	31,954

Comprehensive income	$7,445,418	$1,860,264	$3,657,113	$1,370,610

Net income per share
Basic	$0.62	$0.34	$0.30	$0.25
Diluted	$0.58	$0.30	$0.28	$0.22

Weighted average number of shares outstanding:
Basic	11,863,390	5,446,062	11,863,390	5,446,062
Diluted	12,623,880	6,203,637	12,623,866	6,203,637

The accompanying notes are an integral part of these consolidated financial statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,350,840	$1,842,938
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,520,631	156,486
Deferred tax liability	(269,495)	-
Deferred compensation expense	337,500	-
Loss on disposal of fixed asset	672	-
(Increase) / decrease in current assets:
Accounts receivable	(4,139,758)	2,327,997
Inventory	(1,182,208)	535,730
Prepaid expenses, deposits and other receivables	433,995	-
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	1,818,392	(1,641,333)
Taxes payable	613,118	(164,280)

Net cash provided by operating activities	6,483,687	3,057,538

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of Newpower	24,550	-
Proceeds from sale of property and equipment	623	-
Acquisition of property and equipment	(34,609)	-

Net cash used in investing activities	(9,436)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability for Anytone	(5,000,000)	-
Payment on loan payable	-	(87,813)
Loan from (repayment to) related party	(1,362,597)	40,966

Net cash used in financing activities	(6,362,597)	(46,847)

Effect of exchange rate changes on cash and cash equivalents	17,521	(15,197)

Net increase in cash and cash equivalents	129,175	2,995,494

Cash and cash equivalents, beginning balance	3,651,990	6,969,454

Cash and cash equivalents, ending balance	$3,781,165	$9,964,948

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:

Income tax payments	$1,864,696	$364,310

Interest expense	$-	$68,397

The accompanying notes are an integral part of these consolidated financial statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) and DECEMBER 31, 2009

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

In connection with the acquisition of Galaxy View, the Company issued Series A Preferred Stock to the selling shareholders.  On June 29, 2006, the Company filed with the Secretary of State of Nevada a Certificate of Designation of Series A Convertible Preferred Stock designating 7,575,757 of the Company’s previously authorized preferred stock. Each share of Series A Preferred Stock entitles the holder to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one tenth of one share of the Company’s common stock on June 29, 2011 (after providing for the July 13, 2009, 10-to-1 reverse stock split of the Company’s common stock). Each share of Series A Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, ranks (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.  Series A Preferred Stock is not entitled to any preferred dividend. However, the preferred shareholders will share the dividend on common stock proportionately if and when the dividend on Common Stock is declared.

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

On January 12, 2010, the Company closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with Shenzhen NewPower Technology Co., Ltd. (“Newpower”).  Pursuant to the Share Exchange Agreement, the Company’s subsidiary E’jenie acquired Newpower. The Company issued to the shareholders of Newpower, proportionally among the Newpower Shareholders in accordance with their respective ownership interests in Newpower immediately before the closing of the Share Exchange, 1,823,346 shares of the Company’s common stock with standard restrictive legend, and cash of $3,000,000. Newpower is engaged in manufacturing and distribution of lithium batteries.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) was omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Yuan Renminbi (CNY); however the accompanying consolidated financial statements were translated and presented in United States Dollars ($).

Exchange Gain (Loss)

During the six and three months ended June 30, 2010 and 2009, the transactions of E’Jenie, Anytone and Newpower were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the six and three months ended June 30, 2010 and 2009, the accounts of E’Jenie, Anytone and Newpower were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into $ in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

Revenue Recognition

The Company manufactures and distributes battery shells and covers for cellular phones. The Company established a new division in 2008, through which the Company began selling batteries in PRC. The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480). Sales revenue is recognized when the significant risks and rewards of the ownership of goods were transferred to the buyers. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, the possible return of goods, or when the amount of revenue and the costs incurred or to be incurred in respect of the transaction cannot be measured reliably.

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

At June 30, 2010 and December 31, 2009, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At June 30, 2010 and December 31, 2009, the Company had approximately $3,781,000 and $3,651,990 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The allowance for doubtful accounts was $0 at June 30, 2010 and December 31, 2009.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.  As of June 30, 2010 and December 31, 2009, inventory consisted of the following:

	2010	2009
Raw Materials	$1,221,345	$133,358
Work-in-process	281,815	44,250
Finished goods	432,066	334,095
	1,935,226	511,703
Less: reserve for impairment of inventory	-	(9,001)
	$1,935,226	$502,702

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of June 30, 2010 and December 31, 2009, Property, Plant & Equipment consisted of the following:

	2010	2009
Machinery	$1,468,749	$936,049
Automobile	25,328	25,189
Office equipment	101,824	81,674
Building	592,674	589,436

Subtotal	2,188,575	1,632,348

Accumulated depreciation	(1,249,721)	(932,558)

Plant, Property & Equipment, Net	$938,854	$699,790

Depreciation was approximately $127,000 and $110,000 for the six months ended June 30, 2010 and 2009, and approximately $63,000 and $57,000 for the three months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Recent accounting pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Note 3 – INTANGIBLE ASSETS

As of June 30, 2010 and December 31, 2009, intangible assets consisted of the following:

	2010	2009

Customer relationships	$2,691,445	$2,691,445
Design	366,850	366,850
Proprietary technology	270,850	270,850
Land rights	592,674	589,436
Patent right	22,176,943	15,167,497
Intangible assets	26,098,762	19,086,078

Impairment in 2007	(1,972,598)	(1,972,598)

Accumulated amortization	(2,735,334)	(1,341,136)

Intangible assets, net	$21,390,830	$15,772,344

During the year ended December 31, 2006, E’Jenie purchased the two facilities it previously leased for $1,103,596.  Of that amount $551,798 was recorded as an intangible asset as land rights.  Because the laws of the PRC do not allow ownership of land, the Company received a Certificate of Real Estate from the Ministry of Land and Resources to use the land. E’Jenie incurred losses and also its revenue reduced significantly during the year ended December 31, 2007. The Company performed an intangible assets impairment test and concluded there was impairment as to the carrying value of intangible assets of E’Jenie of $1,972,598 as of December 31, 2007.

The intangible assets are amortized over 10-30 years.  Amortization expenses were approximately $1,394,000 and $46,000 for the six months ended June 30, 2010 and 2009, and approximately $697,000 and $18,000 for the three months ended June 30, 2010 and 2009, respectively.

Amortization expenses for the Company’s intangible assets over the next five fiscal years from June 30, 2010 are estimated to be:

June 30, 2011	$2,806,000
June 30, 2012	2,806,000
June 30, 2013	2,806,000
June 30, 2014	2,806,000
June 30, 2015	2,806,000
Thereafter	7,360,830
Total	$21,390,830

Note 4 – TAXES PAYABLE

As of June 30, 2010 and December 31, 2009, taxes payable comprised the following:

	2010	2009

Income tax payable	$1,132,518	$526,043
VAT tax payable	297,531	224,137
Other tax	13,497	12,250
Total	$1,443,546	$762,430

Note 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2010 and December 31, 2009, accounts payable and accrued expenses comprised of the following:

	2010	2009

Accounts payable	$7,498,275	$3,579,714
Payable of purchase of Anytone	-	5,000,000
Payable for expense reimbursement	555,136	297,318
Accrued payroll	245,196	137,316
Other	139,604	81,275

Total	$8,438,211	$9,095,623

Note 6 – RELATED PARTY TRANSACTIONS

Due from Shareholders

As of June 30, 2010 and December 31, 2009, the Company had $263,821 and $262,380 unsecured, due on demand, and non interest-bearing advance to the original owners of Anytone International.

Loan payable to Related Party

As of June 30, 2010 and December 31, 2009, the Company had $530,121and $527,225 unsecured, due on demand and non interest-bearing loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

Note 7 – DEFERRED TAX LIABILITY

Deferred tax represented differences between the tax bases and book bases of intangible assets. At June 30, 2010, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone and Newpower.  At December 31, 2009, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone.

Note 8 – STOCK OPTIONS

On November 4, 2005, the Company issued a nonqualified stock option for 10,000 shares (post-reverse stock split) to a member of the board with an exercise price of $5.3 (the exercise price for 10,000 shares of options post-reverse stock split) that expires on November 3, 2010.  The option vested and became exercisable immediately.

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

On March 20, 2006, the Company issued a non-incentive stock option for 15,000 shares (post-reverse stock split) to a consultant with an exercise price of $7.02 (post-reverse stock split) that expired on March 19, 2009.

Risk-free interest rate	4.77%
Expected life of the options	3 years
Expected volatility	126.76%
Expected dividend yield	0%

On June 11, 2010, the Company granted stock options to acquire 25,000 shares of the Company’s common stock, par value $0.001, at $6.55 per share, with a life of 3 years to an independent director. The options vest in two equal installments, the first being on the date of grant as of June 11, 2010 and the second being on the first anniversary of the date of grant. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $103,047.

The outstanding options (post-reverse stock split) as of June 30, 2010 listed as follow:

Number of Shares
Outstanding at January 01, 2009	25,000

Granted	-
Exercised	-
Expired	(15,000)

Outstanding at December 31, 2009	10,000
Exercisable at December 31, 2009	10,000

Granted	25,000
Exercised	-
Expired	-

Outstanding at June 30, 2010	35,000
Exercisable at June 30, 2010	35,000

Options outstanding (post-reverse stock split) at June 30, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$5.30 - $6.55	35,000	2.24	$6.19	22,500	$5.99

Note 9 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

On August 18, 2009, the Company entered into a four-year consulting agreement for promoting the Company's image in both the industry and capital markets. In connection with this agreement, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to these eight consultants.  During the year ended December 31, 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. During the six and three months ended June 30, 2010, the Company amortized $338,000 and $169,000 as stock-based compensation.

On December 3, 2009, the Company issued 3,593,939 shares of common stock, valued at $6.452 per share which was the average stock price two days before and two days after the agreement date, to pay the stock portion of the purchase consideration for the acquisition of Anytone. The common stock total valued at $23,188,094 at the issuance date.

On December 30, 2009, the Company issued 1,823,346 shares of common stock valued at $6.302 per share which was the average stock price two days before and two days after the agreement date, to pay the stock portion of the total purchase consideration for the acquisition of Newpower. The common stock total valued at $11,490,726 at the issuance date.

Note 10 – INCOME TAXES

As of June 30, 2010, the Company in the US had approximately $1,869,000 in net operating loss (“NOL”) carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the US entities at June 30, 2010 consists mainly of NOL carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of June 30, 2010. Accordingly, the Company has no net deferred tax assets.

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

Foreign pretax earnings approximated $10,324,000 and $2,131,000 for the six months ended June 30, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are indefinitely invested outside the United States. At June 30, 2010, approximately $25,004,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $4,262,000 would have to be provided if such earnings were remitted currently.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the six and three months ended June 30, 2010 and 2009, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
US statutory rates	34%	34%	34%	34%
Tax rate difference	(10)%	(9)%	(10)%	(9)%
Effect of tax holiday	(4)%	(16)%	(5)%	(16)%
Valuation allowance on deferred tax on US NOL	3%	1%	3%	1%
Tax expense at actual rate	23%	10%	22%	10%

The provisions for income tax expenses for the six and three months ended June 30, 2010 and 2009 consisted of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Income tax expense - current	$2,465,247	$213,084	$1,157,664	$151,316
Income tax benefit - deferred	(269,495)	-	(134,778)	-
Total income tax expenses	$2,195,752	$213,084	$1,022,886	$151,316

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

Note 12 - MAJOR CUSTOMERS AND VENDORS

The Company purchased from three vendors during the six months ended June 30, 2010 with each vendor accounting for about 13%, 13% and 12% of purchases. Accounts payable to the vendors were $1,508,198, $845,617 and $868,497 as of June 30, 2010.

The Company purchased its products from four vendors during the six months ended June 30, 2009 with each vendor accounting for 27%, 26%, 20% and 12% of the total purchases. Accounts payable to these venders amounted to $390,814, $411,306, $309,943 and $163,951 as of June 30, 2009.

One customer accounted for 10% of the sales during the six months ended June 30, 2010. Accounts receivable from this customer was $2,697,216 as of June 30, 2010.

One customer accounted for 65% of the total sales during the six months ended June 30, 2009. Accounts receivable from this customer were $3,974,270 as of June 30, 2009.

The Company purchased from three vendors during the three months ended June 30, 2010 with each vendor accounting for about 15%, 13% and 12% of the total purchases.

There were four vendors which the Company purchased more than 10% of its products for the three months ended June 30, 2009 with each vendor accounting for 28%, 25%, 20% and 12% of the total purchases.

The Company had one customer which accounted for 10% and 63% of the revenue for the three months ended June 30, 2010 and 2009, respectively.

Note 13 – SEGMENT REPORTING

The Company had two principal operating segments which were: battery components manufacture and battery assembly and distribution.  These operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive and chief financial officers have been identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Revenues from unaffiliated customers:
Battery	$40,330,653	$5,452,243	$20,931,502	$3,677,785
Battery shell and cover	5,527,349	2,557,870	2,473,836	1,700,208
Consolidated	$45,858,002	$8,010,113	$23,405,338	$5,377,993
Operating income (loss):
Battery	$8,600,302	$1,722,952	$4,356,833	$1,171,080
Battery shell and cover	1,670,724	464,149	649,382	370,313
Corporation	(777,140)	(74,704)	(437,485)	(23,190)
Consolidated	$9,493,887	$2,112,397	$4,568,730	$1,518,203
Net income (loss) before taxes:
Battery	$8,610,664	$1,722,952	$4,362,745	$1,171,080
Battery shell and cover	1,713,298	407,894	666,768	342,082
Corporation	(777,371)	(74,824)	(437,654)	(23,190)
Consolidated	$9,546,592	$2,056,022	$4,591,859	$1,489,972
Net income (loss) :
Battery	$6,823,003	$1,578,055	$3,526,999	$1,067,824
Battery shell and cover	1,305,208	339,707	479,628	294,022
Corporation	(777,371)	(74,824)	(437,654)	(23,190)
Consolidated	$7,350,840	$1,842,938	$3,568,973	$1,338,656
Depreciation and amortization:
Battery	$1,387,250	$-	$694,094	$-
Battery shell and cover	87,000	110,106	42,495	51,399
Corporation	46,380	46,380	23,190	23,190
Consolidated	$1,520,630	$156,486	$759,779	$74,589

The Company does not identify assets by segment.

Note 14- ACQUISITION OF ANYTONE, NEWPOWER AND UNAUDITED PRO FORMA INFORMATION

On November 19, 2009, the Company entered into a share exchange agreement with Anytone International and Shenzhen Anytone. Shenzhen Anytone is a subsidiary of Anytone International, collectively referred as Anytone. Pursuant to the Share Exchange Agreement, the Company issued the shareholders of Anytone International 3,593,939 shares of the Company's Common Stock with a restrictive legend, and agreed to pay $10,000,000.  The acquisition closed on December 7, 2009.  As of June 30, 2010, $10,000,000 was paid. Revenue and net income of Anytone included in the consolidated income statement for the six months ended June 30, 2010 was $21,102,828 and $3,329,854, and for the three months ended June 30, 2010 was $10,828,150 and $1,737,769, respectively.

The price for Anytone was $10,000,000 cash and 3,593,939 shares of common stock equivalent to $23,188,094, which was determined by multiplying the 3,593,939 shares by the average stock price of New Energy two days before and two days after the agreement date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $19,244,036 is recorded as goodwill.

Cash	$2,401,140
Accounts receivable	651,062
Other receivables	842,463
Due from shareholder	262,396
Inventory	2,316,835
Property and equipment	42,209
Intangible assets	15,167,497
Goodwill	19,244,036
Accounts payable	(4,178,789)
Deferred tax liability	(3,033,499)
Loan payable	(527,256)
Purchase price	$33,188,094

On January 12, 2010, the Company closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with Newpower.  Pursuant to the Share Exchange Agreement, E’jenie acquired Newpower. The Company issued to the shareholders of Newpower, proportionally among the Newpower Shareholders in accordance with their respective ownership interests in Newpower immediately before the closing of the Share Exchange, an aggregate of 1,823,346 shares of the Company’s Common Stock with standard restrictive legend, and cash of $3,000,000. As of June 30, 2010, $3,000,000 was paid. For convenience of reporting the acquisition for accounting purposes, December 31, 2009 was designated as the acquisition date.

The price for Newpower was $3,000,000 cash and 1,823,346 shares of common stock equivalent to $11,490,726, which was determined by multiplying the 1,823,346 shares by the average stock price of New Energy two days before and two days after the agreement date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $9,208,160 is recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of Newpower included in the consolidated income statement for the six months ended June 30, 2010 was $16,025,051 and $915,605, and for the three months ended June 30, 2010 was $8,317,278 and $247,819, respectively.

Cash	$24,550
Accounts receivable	2,809,600
Tax receivable	111,848
Inventory	240,262
Property and equipment	327,354
Intangible assets	7,009,446
Goodwill	9,208,160
Accounts payable	(2,410,017)
Other payable and accrued expenses	(66,589)
Loan payable to related party	(1,361,999)
Deferred tax liability	(1,401,889)
Purchase price	$14,490,726

The following unaudited pro forma consolidated results of operations for New Energy, Anytone and Newpower for the six months ended June 30, 2009 presents the operations of New Energy , Anytone and Newpower as if the acquisitions occurred on January 1, 2009.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

2009
Net revenue	$30,957,001
Cost of revenue	24,376,099

Gross profit	6,580,903
Total operating expenses	2,324,617

Income from operations	4,256,286
Total non-operating expense	(42,556)

Income before income tax	4,213,730
Income tax	481,806

Net income	$3,731,924

Weighted average shares outstanding	10,863,348

Earnings per share	$0.34

Note 15- COMMITMENTS

Anytone leased its office under a long term, non-cancelable, and renewable operating lease on January 1, 2009 with expiration date on December 31, 2013. The monthly rent is $12,400. For the six and three months ended June 30, 2010, the rental expense was approximately $74,000 and $37,000, respectively.

Newpower entered into a long term, non-cancelable and renewable rental agreement on September 1, 2009 with expiration date on August 31, 2012. The monthly payment is $6,300. For the six and three months ended June 30, 2010, the rental expense was approximately $38,000 and $19,000, respectively.

Future minimum rental payments required under operating leases as of June 30, 2010 are as follows:

2011	$224,200
2012	224,200
2013	161,300
2014	74,300
$684,000

Item 2.             Management’s Discussion and Analysis or Plan of Operation

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

Having engaged in the battery business for years, management of the Company has accumulated abundant knowledge about the battery industry, established a strong network among many battery companies which are on both lower and upper position of the battery distribution flow, and gained a lot of experience in battery distribution; therefore, we believe the Company is in a more favorable position than other companies in distributing finished batteries. Assembling and distributing finished batteries has a higher profit margin than manufacturing battery accessories, so management of the Company is confident the battery distribution business will be profitable due to the outstanding battery quality and the strong distribution network the Company has been building for years.

On December 7, 2009, we closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (H.K.) Co., Ltd. (“Anytone International”) and Shenzhen Anytone Technology Co., Ltd. (“Shenzhen Anytone”).  Shenzhen Anytone is a subsidiary of Anytone International, collectively referred to as “Anytone”.  Pursuant to the Share Exchange Agreement, we issued to the shareholders of Anytone International 3,593,939 shares of the Company's Common Stock with a restrictive legend, and paid US $10,000,000. Anytone is engaged in production of battery and battery related products.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table presents our consolidated statement of operations for the three months ended June 30, 2010 and 2009. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2010		2009
		% of Sales		% of Sales
Revenue, net
Battery	$20,931,503	89%	$3,677,785	68%
Battery shell and cover	2,473,836	11%	1,700,208	32%
Total revenue	23,405,339	100%	5,377,993	100%

Cost of revenue
Battery	15,508,810	74%	2,538,448	69%
Battery shell and cover	1,747,124	71%	1,221,860	72%
Total cost of revenue	17,255,934	74%	3,760,308	70%

Gross profit	6,149,405	26%	1,617,685	30%

Operating expenses
Selling expenses	119,842	1%	21,293	0%
General and administrative expenses	1,460,832	6%	78,189	1%
Total operating expenses	1,580,674	7%	99,482	1%

Income from operations	4,568,731	20%	1,518,203	29%

Other income (expenses)	23,129	0%	(28,231)	(1)%

Income before income taxes	4,591,860	20%	1,489,972	28%

Provision for income taxes	1,022,886	4%	151,316	3%

Net income	$3,568,974	16%	$1,338,656	25%

Net Revenue

Net revenue for the three months period ended June 30, 2010 totaled $23,405,339 compared to $5,377,993 for the three months period ended June 30, 2009, an increase of $18.03 million, or approximately 335%. The increase was primarily due to continuous growth in sales as a result of successful development of new customers to whom are provided terms of credit, as well the recovery of PRC economy which increased demand for our products. In addition, we acquired Anytone in December of 2009, which brought us additional $10,828,150 sales of battery and Newpower in January of 2010, which brought us additional $10,294,507 sales of battery. We have been able to integrate the industry chain and increase our market share from these two acquisitions.

The Company’s existing battery shell and cover business generated net revenue of $2,473,836 during the three months period ended June 30, 2010 compared with $1,700,208 for the three months period ended March 31, 2009, an increase of $773,628, or 46%.  The increase in our sales in this segment was related to the increased demand from our existing customers.

Cost of Revenue

Cost of Revenue for the three months period ended June 30, 2010 totaled $17,255,934 or approximately 74% of net sales compared to $3,760,308 or 70% of net sales for the three months period ended June 30, 2009, an increase of $13,495,626 or approximately 359%. The increase was mainly due to the increased sales and production volume.

Cost of revenue of the battery assembly and distribution was $15,508,810, or 74 % of total battery revenue for the three months period ended June 30, 2010, compared with $2,538,448 or 69% for the comparable period in 2009, an increase of $12,970,362 or 511%. The increase in cost of revenue to the sales was mainly due to the relatively higher production cost of Newpower as well as an overall price inflation in China.

Cost of revenue related to our existing battery shell and cover business during the three months period ended June 30, 2010 was $1,747,124, or 71% of its sales compared to $1,221,860, or 72% for the three months period ended June 30, 2009.

Operating Expenses

Operating expenses for the three months period ended June 30, 2010 totaled $1,580,674 or approximately 7% of net revenue, compared to $99,482 or approximately 1% of net revenue for the three months period ended June 30, 2009, representing an increase of $1,481,192, or approximately 1489%. The increase in operating expenses was primarily due to the operating expense from two newly acquired subsidiaries, which brought us $1,046,292 in operating expenses.

Selling expenses for the three months period ended June 30, 2010 totaled $119,842 compared to $21,293 for the comparable period in 2009.

General and administrative expenses for the three months period ended June 30, 2010 totaled $1,460,832 compared to $78,189 for the comparable period in 2009.  The increase in general and administrative expenses of $1,382,643 was mainly due to expenses from two newly acquired subsidiaries, which increased the general and administrative expenses by $933,047. In addition, the Company recorded $169,000 as stock based compensation to the consultants in the three months ended June 30, 2010.

Net Income

Net income for the three months period ended June 30, 2010 totaled $3,568,974 compared to $1,338,656 for the three months period ended June 30, 2009, an increase in net income of $2,230,318 or approximately 167%, which was due to sales resulted from newly acquired subsidiaries. Net income as percentage to sales was 16% for the three months ended June 30, 2010 as compared to 25% for the same period of 2009; the decrease was mainly due to relatively higher production cost in Newpower, increased operating expenses as a result of overall price inflation in China, as well as non cash stock compensation expense of $169,000 to consultants.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

The following table presents certain consolidated statement of operations information for the six months ended June 30, 2010 and 2009. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2010		2009
		% of Sales		% of Sales
Revenue, net
Battery	$40,330,653	88%	$5,452,243	68%
Battery shell and cover	5,527,349	12%	2,557,870	32%
Total revenue	45,858,002	100%	8,010,113	100%

Cost of sales
Battery	29,582,795	73%	3,729,291	68%
Battery shell and cover	3,700,517	67%	1,949,757	76%
Total cost of revenue	33,283,312	73%	5,679,048	71%

Gross profit	12,574,690	27%	2,331,065	29%

Operating expenses
Selling expense	245,816	1%	39,432	1%
General and administrative expenses	2,834,987	6%	179,236	2%
Total operating expenses	3,080,803	7%	218,668	3%

Income (loss) from operations	9,493,887	21%	2,112,379	26%

Other income (expenses), net	52,705	0%	(56,375)	(1)%

Income (loss) before income taxes	9,546,592	21%	2,056,022	26%

Provision for income taxes	2,195,752	5%	213,084	3%

Net income (loss)	$7,350,840	16%	$1,842,938	23%

Net Revenue

Net revenue for the six months ended June 30, 2010 totaled $45,858,002 compared to $8,010,113 for the six months ended June 30, 2009, an increase of $37,847,889, or 473%. The increase was primarily due to the acquisition of Anytone in December of 2009, which brought us additional $21,102,828 sales of battery this year, and acquisition of Newpower in January of 2010, which brought us additional $16,025,051 sales of battery. We have been able to integrate the industry chain and increase our market share from these two acquisitions. In addition, we provide a  60 day credit term to our customers which resulted in an increased demand from them.

The Company’s existing battery shell and cover business generated net revenue of $5,527,349 during the six months ended June 30, 2010 compared with $2,557,870 for the six months ended June 30, 2009, an increase of $2,969,479, or 116%.  The increase in our sales in this segment was mainly related to a general increase in sales to our existing and new customers.

Cost of Sales

Cost of sales for the six months ended June 30, 2010 totaled $33,283,312 or 73% of net sales compared to $5,679,048 or 71% of net sales for the six months ended June 30, 2009, an increase of $27,604,264 or 486%.

Cost of revenue of the battery assembly and distribution was $29,582,795, or 73 % of total battery revenue for the six months ended June 30, 2010, compared with $3,729,291 or 68% for the comparable period in 2009, an increase of $25,853,504 or 693%. The increase in cost of revenue to the sales was mainly due to the relatively higher production cost in Newpower as well as an overall price inflation in China.

Cost of sales related to our existing battery shell and cover business during the six months ended June 30, 2010 was $3,700,517, or 67% of sales of the battery shell and cover compared to $1,949,757 for the six months ended June 30, 2009, or 76% of sales.  The reduction in our cost of sales as a percentage of sales for battery shell and cover was due to our efforts on cost control as well as the economy of scale on our increased production.

Operating Expense

Operating expenses for the six months ended June 30, 2010 totaled $3,080,803 or 7% of net revenue compared to $218,668 or 3% of net revenue for the six months ended June 30, 2009, an increase of $2,862,135, or 1309%. The increase in operating expenses was primarily due to the operating expense from two newly acquired subsidiaries, which brought us $2,106,531 in operating expenses.

Selling expenses for the six months period ended June 30, 2010 totaled $245,816 compared to $39,432 for the comparable period in 2009.

General and administrative expenses for the six months period ended June 30, 2010 totaled $2,834,987 compared to $179,236 for the comparable period in 2009.  The increase in general and administrative expenses of $2,655,751 was mainly due to expenses from two newly acquired subsidiaries, which increased the general and administrative expenses by $1,876,622. In addition, the salary of employees was increased due to an overall price inflation in China and the Company recorded $338,000 as stock-based compensation to the consultant during the six months ended June 30, 2010.

Net Income

Net income for the six months ended June 30, 2010 totaled $7,350,840 compared to $1,842,938 for the six months ended June 30, 2009, an increase in net income of $5,507,902 due to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash has been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $3,781,165 as of June 30, 2010. Working capital at June 30, 2010 was $12,603,606.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$6,483,687	$3,057,538
Investing Activities	(9,436)	-
Financing Activities	(6,362,597)	46,847

Net cash flow provided by operating activities was $6,483,687 for the six months ended June 30, 2010, compared to net cash flow provided by operating activities of $3,057,538 for 2009. The increase in net cash flow provided by operating activities for 2010 was mainly due to an increase in sales and account payable outstanding but was partially offset by payment for inventory purchase and increased account receivable, which resulted from our new accounts receivable policy that provided our customers with a  60 day credit term.

Net cash flow used in investing activities was $9,436 for the six months ended June 30, 2010 and $0 in the comparable period of 2009.  The cash inflow in the six months ended June 30, 2010 consisted of $24,550 cash received from Newpower through the acquisition, despite the cash payment of approximately $35,000 for purchase of fixed assets.

Net cash flow used in financing activities was $6,362,597 for the six months ended June 30, 2010 compared to net cash provided by financing activities of $46,847 for the comparable period in 2009. As of June 30, 2010, we paid off $5 million for the remaining balance of the cash consideration of the acquisition of Anytone. We also repaid $1.36 million to related parties in the six months ended June 30, 2010.

Shareholder loans

As of June 30, 2010, the Company paid off the loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

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

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Nian Chen, the Company’s Chief Executive Officer (“CEO”), and Junfeng Chen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2010. Based upon their evaluation, the Company’s CEO and CFO concluded that, in spite of the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are effective as of June 30, 2010.

Our management identified that the deficiencies in internal control over financial reporting was due to not having internal personnel with sufficient expertise and knowledge of the requirements for disclosure of the information that have been collected and reported, as required under the securities laws and disclosures required under U.S. GAAP.

We plan to take the following steps to remediate the deficiencies in disclosure controls and procedures that are identified above:

Management will provide additional training to our staff, and in particular to our key accounting personnel, with respect to the disclosure requirements under securities law and U.S. GAAP.

The Company established  an Audit Committee  on June 17, 2010 to enhance our financial statement’s control and will continue to condut periodic internal control risk assessments and control testing so that we will be improving our internal systems’s intergrity and to assess areas of material risk. Our internal audit staff will develop additional control activities to ensure the effective function of our controls.

Management believes that these deficiencies do not amount to a material weakness, and it has concluded that our internal controls over financial reporting were effective as of June 30, 2010.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in internal controls

Our management, with the participation of the Company’s CEO and CFO, performed an evaluation as to whether any change in its internal controls over financial reporting occurred during the quarter ended June 30, 2010.  Based on that evaluation, the Company’s CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

N/A.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.    (Removed and Reserved).

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits

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

NEW ENERGY SYSTEMS GROUP

Dated: August 16, 2010	By:	/s/ Nian Chen
Name: Nian Chen
Title: Chief Executive Officer

Dated: August 16, 2010	By:	/s/ Junfeng Chen
Name: Junfeng Chen
Title: Chief Financial Officer