Form 10-Q
period 2010-09-30
NEW ENERGY SYSTEMS GROUP
filed 2010-11-15
CIK 1144320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 001-34847

NEW ENERGY SYSTEMS GROUP
(Exact name of small business issuer as specified in its charter)

Nevada	91-2132336
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

116 West 23rd ST., 5th Floor
New York, NY 10011
(Address of principal executive offices)

(917) 573-0302
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes □ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □  No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,365,663 shares of common stock, $.001 par value, were outstanding as of November  11, 2010.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
Current assets
Cash and cash equivalents	$8,898,046	$3,651,990
Accounts receivable	18,775,653	9,776,041
Inventory	2,052,490	502,702
Prepaid expenses	62,831	-
Other receivables	38,340	3,470,903
Due from shareholders	267,357	262,380

Total current assets	30,094,717	17,664,016

Plant, property & equipment, net	895,111	699,790

Other assets
Goodwill	28,452,196	19,244,036
Intangible assets, net	20,695,543	15,772,344

Total other assets	49,147,739	35,016,380

Total assets	$80,137,567	$53,380,186

Current liabilities
Accounts payable and accrued expenses	$9,437,250	$9,095,623
Taxes payable	2,148,788	762,430
Loan payable to related party	537,225	527,225

Total current liabilities	12,123,263	10,385,278

Deferred tax liability	3,998,137	3,001,584

Total Liabilities	16,121,400	13,386,862

Stockholders' equity
Preferred stock, $.001 par value, 60,000,000 shares authorized, 7,575,757 shares issued and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000 shares authorized, 11,863,390 shares issued and outstanding	11,863	11,863
Additional paid in capital	53,667,474	42,165,283
Statutory reserves	2,070,081	2,070,081
Other comprehensive income	1,617,647	1,225,986
Retained earnings (Accumulated deficit)	8,583,769	(3,038,972)
Less: Deferred compensation	(1,942,243)	(2,448,493)

Total stockholders' equity	64,016,167	39,993,324

Total liabilities and stockholders' equity	$80,137,567	$53,380,186

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Revenue, net
Battery	$64,414,149	$11,515,218	$24,083,496	$6,062,975
Battery shell and cover	7,804,386	4,343,093	2,277,037	1,785,223
Total	72,218,535	15,858,311	26,360,533	7,848,198

Cost of revenue
Battery	47,079,061	7,904,212	17,496,266	4,174,921
Battery shell and cover	5,353,483	3,194,067	1,652,966	1,244,310
Total	52,432,544	11,098,279	19,149,232	5,419,231

Gross profit	19,785,991	4,760,032	7,211,301	2,428,967

Operating expenses
Selling	369,251	74,697	123,435	35,265
General and administrative	4,319,026	319,198	1,484,039	139,962
Total	4,688,277	393,895	1,607,474	175,227

Income from operations	15,097,714	4,366,137	5,603,827	2,253,740

Other income (expenses), net
Other income (expenses)	7,031	1,346	(510)	(72)
Interest income (expense)	63,824	(66,331)	18,660	(8,538)
Total net	70,855	(64,985)	18,150	(8,610)

Income before income taxes	15,168,569	4,301,152	5,621,977	2,245,130

Provision for income taxes	(3,545,827)	(445,538)	(1,350,075)	(232,454)

Net income	11,622,742	3,855,614	4,271,902	2,012,676

Other comprehensive income (loss)
Foreign currency translation	391,661	(65,713)	294,854	(83,039)

Comprehensive income	$12,014,403	$3,789,901	$4,566,756	$1,929,637

Net income per share
Basic	$0.98	$0.71	$0.36	$0.37
Diluted	$0.92	$0.62	$0.34	$0.32

Weighted average number of shares outstanding:
Basic	11,863,390	5,446,105	11,863,390	5,446,105
Diluted	12,623,411	6,203,680	12,622,276	6,203,680

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,622,742	$3,855,614
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,278,815	232,706
Deferred tax liability	(405,336)	-
Deferred compensation expense	506,250	-
Loss on disposal of fixed asset	674	-
Stock option compensation expense	67,333
(Increase) / decrease in current assets:
Accounts receivable	(5,834,898)	938,173
Inventory	(1,275,317)	549,823
Prepaid expenses, deposits and other receivables	548,502	-
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	2,689,020	(846,567)
Taxes payable	1,291,215	(38,292)

Net cash provided by operating activities	11,489,000	4,691,457

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of Newpower	24,550	-
Proceeds from sale of property and equipment	624	-
Acquisition of property and equipment	(34,702)	-

Net cash used in investing activities	(9,528)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability for Anytone	(5,000,000)	-
Repayment of loan payable	-	(2,195,508)
Repayment to related party	(1,366,281)	-

Net cash used in financing activities	(6,366,281)	(2,195,508)

Effect of exchange rate changes on cash and cash equivalents	132,865	(11,470)

Net increase in cash and cash equivalents	5,246,056	2,484,479

Cash and cash equivalents, beginning balance	3,651,990	6,969,454

Cash and cash equivalents, ending balance	$8,898,046	$9,453,933

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:

Income tax payments	$3,298,884	$515,750

Interest expense	$-	$91,245

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd (“Billion”).  Billion owned all of the issued and outstanding shares of E’Jenie. Billion was incorporated under the laws of the British Virgin Islands (“BVI”) on July 27, 2004. Pursuant to the Exchange Agreement, the Company purchased all of the issued and outstanding shares of Billion for $1,500,000 and 4,566,210 shares of the Company’s common stock, or approximately 8.7% of then issued and outstanding shares.

On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International Ltd (“Galaxy View”), and its shareholders. Galaxy View owned all of the issued and outstanding shares of Sono Digital Electronics Technologies Co., Ltd (“Sono”). Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at $6,787,879. Under the terms of the Agreement, the Company paid the Galaxy View shareholders $3,000,000 and delivered 7,575,757 unregistered shares of the Company’s preferred stock valued at $3,787,879.

On April 24, 2007, the Company entered into an Agreement to transfer shares of Sono to Liu Changqing and Wang Feng (collectively, the “Purchasers”) for the sale of its wholly-owned subsidiary Sono. Changqing purchased 60% and Feng purchased 40% in Sono. In exchange for all outstanding shares of Sono, the Purchasers paid $3,000,000.  The Company disposed of Galaxy View and its wholly-owned subsidiary Sono, on April 24, 2007.

In connection with the acquisition of Galaxy View, the Company issued Series A Preferred Stock to the selling shareholders.  On June 29, 2006, the Company filed with the Secretary of State of Nevada a Certificate of Designation of Series A Convertible Preferred Stock designating 7,575,757 of the Company’s previously authorized preferred stock. Each share of Series A Preferred Stock entitles the holder to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one tenth of one share of the Company’s common stock on June 29, 2011 (after providing for the July 13, 2009, 10-to-1 reverse stock split of the Company’s common stock). Each share of Series A Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, ranks (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.  Series A Preferred Stock is not entitled to any preferred dividend. However, the preferred shareholders will share the dividend on common stock proportionately if and when the dividend on Common Stock is declared. On October 20, 2010, the Company filed an Amendment to its Certification of Designations, Preferences and Rights for its Series A Convertible Preferred Stock. As a result of the Amendment, the Series A is convertible at the option of the holder until June 29, 2011, when every ten (10) issued and outstanding shares of Series A shall be automatically convertible into one (1) share of common stock (on a post-split basis). Additionally, the Series A shall continue to be subject to a lock-up provision through June 29, 2011, provided, however, that the common stock issuable upon the optional conversion of the Series A shall not be subject to such lock-up limitations.

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

On January 12, 2010, the Company closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with Shenzhen NewPower Technology Co., Ltd. (“Newpower”).  Pursuant to the share exchange agreement, the Company’s subsidiary E’jenie acquired Newpower. The Company issued the shareholders of Newpower, proportionally among the Newpower Shareholders in accordance with their respective ownership interests in Newpower immediately before the closing of the share exchange, 1,823,346 shares of the Company’s common stock with a restrictive legend, and $3,000,000. Newpower is engaged in manufacturing and distribution of lithium batteries.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) was omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine and three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Yuan Renminbi (CNY); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”).

Exchange Gain (Loss)

During the nine and three months ended September 30, 2010 and 2009, the transactions of E’Jenie, Anytone and Newpower were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the nine and three months ended September 30, 2010 and 2009, the accounts of E’Jenie, Anytone and Newpower were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into $ in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718 and 505). The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

At September 30, 2010 and December 31, 2009, the Company had not taken any significant uncertain tax positions on its tax returns for 2009 and prior years or in computing its tax provision for 2010.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Supplemental Cash Flow Disclosures

Cash from operating, investing and financing activities excluded the effect of the acquisition of Newpower on January 12, 2010 (See Note 14).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At September 30, 2010 and December 31, 2009, the Company had $8,898,000 and $3,651,990 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The allowance for doubtful accounts was $0 at September 30, 2010 and December 31, 2009.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.  As of September 30, 2010 and December 31, 2009, inventory consisted of the following:

	2010	2009
Raw Materials	$1,160,285	$133,358
Work-in-process	338,320	44,250
Finished goods	553,885	334,095
	2,052,490	511,703
Less: reserve for impairment of inventory	-	(9,001)
	$2,052,490	$502,702

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of September 30, 2010 and December 31, 2009, Property, Plant & Equipment consisted of the following:

	2010	2009
Machinery	$1,488,431	$936,049
Automobile	25,667	25,189
Office equipment	103,189	81,674
Building	600,616	589,436

Subtotal	2,217,903	1,632,348

Accumulated depreciation	(1,322,792)	(932,558)

Plant, Property & Equipment, Net	$895,111	$699,790

Depreciation was $183,000 and $163,000 for the nine months ended September 30, 2010 and 2009, and $56,000 and $53,000 for the three months ended September 30, 2010 and 2009, respectively.

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

As of September 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”) (codified in FASB ASC Topic 350), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

Intangible Assets

The Company applies criteria specified in SFAS No. 141(R), “Business Combinations” (codified in FASB ASC Topic 805) to determine if an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, (codified in FASB ASC Topic 350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (codified in FASB ASC Topic 360). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the fair value of the intangible, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

Note 3 – INTANGIBLE ASSETS

As of September 30, 2010 and December 31, 2009, intangible assets consisted of the following:

	2010	2009

Customer relationships	$2,691,445	$2,691,445
Design	366,850	366,850
Proprietary technology	270,850	270,850
Land rights	600,616	589,436
Patent right	22,176,943	15,167,497
Intangible assets	26,106,704	19,086,078
Impairment in 2007	(1,972,598)	(1,972,598)
Accumulated amortization	(3,438,563)	(1,341,136)

Intangible assets, net	$20,695,543	$15,772,344

During 2006, E’Jenie purchased the two facilities it previously leased for $1,103,596.  Of that amount $551,798 was recorded as an intangible asset as land use rights.  Because the laws of the PRC do not allow ownership of land, the Company received a Certificate of Real Estate from the Ministry of Land and Resources to use the land. E’Jenie incurred losses and also its revenue reduced significantly during 2007. The Company performed an intangible assets impairment test and concluded there was impairment as to the carrying value of intangible assets of E’Jenie of $1,972,598 as of December 31, 2007.

The intangible assets are amortized over 10-30 years.  Amortization was $2,096,000 and $69,000 for the nine months ended September 30, 2010 and 2009, and $702,000 and $23,000 for the three months ended September 30, 2010 and 2009, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from September 30, 2010 is estimated to be:

September 30, 2011	$2,806,000
September 30, 2012	2,806,000
September 30, 2013	2,806,000
September 30, 2014	2,806,000
September 30, 2015	2,806,000
Thereafter	6,665,543
Total	$20,695,543

Note 4 – TAXES PAYABLE

As of September 30, 2010 and December 31, 2009, taxes payable comprised the following:

	2010	2009

Income tax payable	$1,471,508	$526,043
VAT tax payable	653,416	224,137
Other tax	23,864	12,250
Total	$2,148,788	$762,430

Note 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2010 and December 31, 2009, accounts payable and accrued expenses comprised of the following:

	2010	2009

Accounts payable	$8,309,349	$3,579,714
Payable of purchase of Anytone	-	5,000,000
Payable for expense reimbursement	735,795	297,318
Accrued payroll	240,751	137,316
Other	151,355	81,275

Total	$9,437,250	$9,095,623

Note 6 – RELATED PARTY TRANSACTIONS

Due from Shareholders

As of September 30, 2010 and December 31, 2009, the Company had $267,357 and $262,380 unsecured, due on demand, and non interest-bearing advances to the original owners of Anytone International.

Loan payable to Related Party

As of September 30, 2010 and December 31, 2009, the Company had $537,225 and $527,225 unsecured, due on demand and non interest-bearing loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

Note 7 – DEFERRED TAX LIABILITY

Deferred tax represented differences between the tax bases and book bases of intangible assets. At September 30, 2010, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone and Newpower.  At December 31, 2009, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone.

Note 8 – STOCK OPTIONS

On November 4, 2005, the Company issued a nonqualified stock option for 10,000 shares (post-reverse stock split) to a member of the board with an exercise price of $5.3 (the exercise price for 10,000 shares of options post-reverse stock split) that expired on November 3, 2010.  The option vested and became exercisable immediately.

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

Risk-free interest rate	4.00%
Expected life	5 years
Expected volatility	58.0%
Expected dividend yield	0%

On March 20, 2006, the Company issued a non-incentive stock option for 15,000 shares (post-reverse stock split) to a consultant with an exercise price of $7.02 (post-reverse stock split) that expired on March 19, 2009.

Risk-free interest rate	4.77%
Expected life	3 years
Expected volatility	126.76%
Expected dividend yield	0%

On June 11, 2010, the Company granted stock options to acquire 25,000 shares of the Company’s common stock, par value $0.001, at $6.55 per share, with a life of 3 years to an independent director. The options vest in two equal installments, the first being on the date of grant and the second being on the first anniversary of the date of grant. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $103,047.

The Company recorded $67,333 as compensation expense for stock options during the nine and three months ended September 30, 2010.

The outstanding options (post-reverse stock split) as of September 30, 2010 listed as follow:

Number of Shares
Outstanding at January 01, 2009	25,000

Granted	-
Exercised	-
Expired	(15,000)

Outstanding at December 31, 2009	10,000
Exercisable at December 31, 2009	10,000

Granted	25,000
Exercised	-
Expired	-

Outstanding at September 30, 2010	35,000
Exercisable at September 30, 2010	22,500

Options outstanding (post-reverse stock split) at September 30, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$5.30 - $6.55	35,000	1.99	$6.19	22,500	$5.99

Note 9 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

On August 18, 2009, the Company entered into a four-year consulting agreement to promote the Company's image in both the industry and capital markets. In connection with this agreement, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to these eight consultants.  During 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. During the nine and three months ended September 30, 2010, the Company amortized $506,000 and $169,000 as stock-based compensation.

On December 3, 2009, the Company issued 3,593,939 shares of common stock, valued at $6.452 per share which was the average stock price two days before and two days after the agreement date, to pay the stock portion of the purchase consideration for the acquisition of Anytone. The common stock was valued at $23,188,094 at the issuance date.

On December 30, 2009, the Company issued 1,823,346 shares of common stock valued at $6.302 per share which was the average stock price two days before and two days after the agreement date, to pay the stock portion of the total purchase consideration for the acquisition of Newpower. The common stock was valued at $11,490,726 at the issuance date.  In 2009, the Company recorded 1,823,346 shares at par value of $ 1,823 as a result of the issuance of the shares. The transaction closed on January 12, 2010. The fair value of the 1,823,346 shares of $ 11,490,726 was recorded on January 12, 2010.

Note 10 – INCOME TAXES

As of September 30, 2010, the Company in the US had approximately $2,299,000 in net operating loss (“NOL”) carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the US entities at September 30, 2010 consists mainly of NOL carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of September 30, 2010. Accordingly, the Company has no net deferred tax assets.

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

Foreign pretax earnings approximated $14,727,000 and $4,455,000 for the nine months ended September 30, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are indefinitely invested outside the United States. At September 30, 2010, approximately $29,287,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $4,829,000 would have to be provided if such earnings were remitted currently.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the nine and three months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
US statutory rates	34%	34%	34%	34%
Tax rate difference	(10)%	(9)%	(10)%	(9)%
Effect of tax holiday	(3)%	(16)%	(3)%	(16)%
Valuation allowance on deferred tax on US NOL	2%	1%	1%	1%
Tax expense at actual rate	23%	10%	22%	10%

The provisions for income taxes for the nine and three months ended September 30, 2010 and 2009 consisted of the following:

	Nine Months Ended		Three Months Ended
	2010	2009	2010	2009
Income tax expense – current	$3,951,163	$445,538	$1,485,915	$232,454
Income tax benefit – deferred	(405,336)	-	(135,840)	-
Total income tax expense	$3,545,827	$445,538	$1,350,075	$232,454

Note 11 – STATUTORY RESERVES

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

Note 12 - MAJOR CUSTOMERS AND VENDORS

The Company purchased from three vendors during the nine months ended September 30, 2010 with each vendor accounting for about 13%, 13%, and 12% of purchases. Accounts payable to the vendors were $1,501,612, $1,061,169, and $997,392 as of September 30, 2010.

The Company purchased its products from three major vendors during the nine months ended September 30, 2009 with each vendor individually accounting for 27%, 27% and 23% of the total purchases. Accounts payable to these vendors amounted to $705,813, $656,392 and $612,095 as of September 30, 2009.

One customer accounted for 14% of the sales during the nine months ended September 30, 2010. Accounts receivable from this customer was $3,787,910 as of September 30, 2010.

Two customers accounted for 72% of the sales, each accounted for 58% and 14%, during the nine months ended September 30, 2009. Accounts receivable from these customers were $ 4,739,419 as of September 30, 2009.

The Company purchased from four vendors during the three months ended September 30, 2010 with each vendor accounting for about 13%, 12%, 12% and 10% of the total purchases.

The Company purchased from three vendors during the three months ended September 30, 2009 with each vendor individually accounting for 28%, 27% and 26% of the total purchases.

The Company had one customer which accounted for 17% of revenue for the three months ended September 30, 2009. Two customers accounted for 52% and 26% for the three months ended September 30, 2010.

Note 13 – SEGMENT REPORTING

The Company had two operating segments: battery components manufacture and battery assembly and distribution.  These operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive and chief financial officers were identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Revenues from unaffiliated customers:
Battery	$64,414,149	$11,515,218	$24,083,496	$6,062,975
Battery shell and cover	7,804,386	4,343,093	2,277,037	1,785,223
Consolidated	$72,218,535	$15,858,311	$26,360,533	$7,848,198
Operating income (loss):
Battery	$14,108,397	$3,611,006	$5,508,094	$1,888,054
Battery shell and cover	2,219,004	909,221	548,280	445,072
Corporation	(1,229,687)	(154,090)	(452,547)	(79,386)
Consolidated	$15,097,714	$4,366,137	$5,603,827	$2,253,740
Net income (loss) before taxes:
Battery	$14,126,073	$3,611,006	$5,515,408	$1,888,054
Battery shell and cover	2,272,915	844,371	559,617	436,477
Corporation	(1,230,419)	(154,225)	(453,048)	(79,401)
Consolidated	$15,168,569	$4,301,152	$5,621,977	$2,245,130
Net income (loss) :
Battery	$11,217,178	$3,308,040	$4,394,175	$1,729,985
Battery shell and cover	1,635,983	701,799	330,775	362,092
Corporation	(1,230,419)	(154,225)	(453,048)	(79,401)
Consolidated	$11,622,742	$3,855,614	$4,271,902	$2,012,676
Depreciation and amortization:
Battery	$2,087,266	$-	$700,015	$-
Battery shell and cover	121,979	163,136	34,979	53,030
Corporation	69,570	69,570	23,190	23,190
Consolidated	$2,278,815	$232,706	$758,184	$76,220

The Company does not identify assets by segment.

Note 14 - ACQUISITION OF ANYTONE, NEWPOWER AND UNAUDITED PRO FORMA INFORMATION

On November 19, 2009, the Company entered into a share exchange agreement with Anytone International and Shenzhen Anytone. Shenzhen Anytone is a subsidiary of Anytone International, collectively referred as Anytone. Pursuant to the share exchange agreement, the Company issued the shareholders of Anytone International 3,593,939 shares of the Company's Common Stock with a restrictive legend, and agreed to pay $10,000,000.  The acquisition closed on December 7, 2009.  As of September 30, 2010, $10,000,000 was paid. Revenue and net income of Anytone included in the consolidated income statement for the nine months ended September 30, 2010 was $33,120,017 and $5,324,214, and for the three months ended September 30, 2010 was $12,017,189 and $1,994,360, respectively.

The price for Anytone was $10,000,000 and 3,593,939 shares of common stock valued at  $23,188,094, which was determined by multiplying the 3,593,939 shares by the average stock price of New Energy two days before and two days after the agreement date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $19,244,036 is recorded as goodwill.

Cash	$2,401,140
Accounts receivable	651,062
Other receivables	842,463
Due from shareholder	262,396
Inventory	2,316,835
Property and equipment	42,209
Intangible assets	15,167,497
Goodwill	19,244,036
Accounts payable	(4,178,789)
Deferred tax liability	(3,033,499)
Loan payable	(527,256)
Purchase price	$33,188,094

On January 12, 2010, the Company closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with Newpower.  Pursuant to the share exchange agreement, E’jenie acquired Newpower. The Company issued to the shareholders of Newpower, proportionally among the Newpower shareholders in accordance with their respective ownership interests in Newpower immediately before the closing of the Share Exchange, 1,823,346 shares of the Company’s Common Stock with a restrictive legend, and $3,000,000. As of September 30, 2010, $3,000,000 was paid. For convenience of reporting the acquisition for accounting purposes, December 31, 2009 was designated as the acquisition date.

The price for Newpower was $3,000,000 and 1,823,346 shares of common stock valued at $11,490,726, which was determined by multiplying the 1,823,346 shares by the average stock price of New Energy two days before and two days after the agreement date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $9,208,160 is recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of Newpower included in the consolidated income statement for the nine months ended September 30, 2010 was $25,331,109 and $2,155,713, and for the three months ended September 30, 2010 was $9,306,058 and $798,820, respectively.

Cash	$24,550
Accounts receivable	2,809,600
Tax receivable	111,848
Inventory	240,262
Property and equipment	327,354
Intangible assets	7,009,446
Goodwill	9,208,160
Accounts payable	(2,410,017)
Other payable and accrued expenses	(66,589)
Loan payable to related party	(1,361,999)
Deferred tax liability	(1,401,889)
Purchase price	$14,490,726

The following unaudited pro forma consolidated results of operations for New Energy, Anytone and Newpower for the nine months ended September 30, 2009 presents the operations of New Energy, Anytone and Newpower as if the acquisitions occurred January 1, 2009.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

2009
Net revenue	$47,048,315
Cost of revenue	35,652,243

Gross profit	11,396,072
Total operating expenses	3,558,268

Income from operations	7,837,804
Total non-operating expenses	(43,257)

Income before income tax	7,794,547
Income tax	836,242

Net income	$6,958,304

Weighted average shares outstanding	10,863,347

Earnings per share	$0.64

Note 15- COMMITMENTS

Anytone leased its office under a renewable operating lease on January 1, 2009 with expiration date on March 31, 2014. The monthly rent is $12,400. For the nine and three months ended September 30, 2010, the rental expense was $112,000 and $37,000, respectively.

Newpower entered into a renewable rental agreement on September 1, 2009 with expiration date on August 31, 2012. The monthly payment is $6,300. For the nine and three months ended September 30, 2010, the rental expense was $57,000 and $19,000, respectively.

Future minimum rental payments required under operating leases as of September 30, 2010 are as follows by years:

2011	$224,000
2012	218,000
2013	149,000
2014	37,000
$628,000

Note 16- SUBSEQUENT EVENT

New Energy Parent Company entered into a one-year consulting agreement with an IR firm on November 1, 2010. The monthly payment at $8,550 will be made at the beginning of each month; the Company also granted the IR firm a warrant to purchase 36,000 shares for each 6 months contract period with excise price of $5.99, a term of three years which will vest on November 1, 2011. The first tranche of warrants will be issued by November 30, 2010 and the second issued by May 31, 2011. If the agreement is cancelled after six months by either party, the IR firm will be entitled to a pro-rata of the warrants for the period services were provided. The Company would agree to issue a new warrant covering those shares as the second tranche surrendered.

On October 20, 2010, the Company filed an Amendment to its Certification of Designations, Preferences and Rights for its Series A Convertible Preferred Stock. As a result of the Amendment, which was approved by Company's board of directors and a majority of the Series A holders, the Series A is convertible at the option of the holder until June 29, 2011, when every ten (10) issued and outstanding shares of Series A shall be automatically convertible into one (1) share of common stock (on a post-split basis). Additionally, the Series A shall continue to be subject to a lock-up provision through June 29, 2011, provided, however, that the common stock issuable upon the optional conversion of the Series A shall not be subject to such lock-up limitations.

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone Technology Co. Ltd, executed a share exchange agreement to acquire all the equity interest of Shenzhen Kim Fai Solar Energy Technology Co., Ltd., a Chinese company engaged in the technology development and sale of solar application products and solar energy batteries ("Kim Fai Solar"), with all of the shareholders of Kim Fai Solar.  The purchase price for 100% of the outstanding stock of Kim Fai Solar was $24,000,000, of which $13,000,000 is to be paid in cash and $11,000,000 is to be paid in the form of shares of common stock of the Company.  The purchase consideration is payable as follows: (i) $13,000,000 to be paid in cash within one year of the execution of the Agreement, and (ii) $11,000,000 to be paid in shares of restricted common stock of the Company within 3 days of the completion of the share exchange formalities with the local governmental authorities.  Such shares are to be issued with a per share price of $5.75 and amount to an aggregate of 1,913,265 shares of restricted common stock. The Company did not disclose the pro forma supplemental information in this footnote due to the fact that initial accounting for this acquisition is not completed and financial statements of the acquiree are in the process of being compiled. The purchase of Kim Fai Solar will be accounted for as a business combination under FASB ASC Topic 805, “Business Combinations”.

Item 2	Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “New Energy Systems Group,” “NEWN,” “the Company,” “we,” “our,” “us,” refer to New Energy Systems Group.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;
•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;
•	investor sentiment; and
•	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

BUSINESS OVERVIEW

We operate our business through our wholly-owned subsidiary E'Jenie Technology Development Co., Ltd. (“E’Jenie”), a company incorporated under the laws of the Peoples Republic of China (PRC). Through E'Jenie, we manufacture and distribute lithium battery shells and related products primarily in China. Based on customer specifications E'Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, E'Jenie produces fourteen steel battery shell lines, nine aluminum battery shell lines, three aluminum battery cap lines and three steel battery cap lines.

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

The lithium battery was created in the 1990s, with its first mass production in 1993 in Japan. Lithium batteries were first used in notebook computers and now are used in cellular phones, video machines, laptops, digital cameras, MP3 players, global positioning satellite systems, 3G communication devices, hybrid cars and other electronic products. Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution. The lithium battery energy/weight ratio exceeds its counterparts and with an excellent safety standard we believe that it is the future of the battery industry. China has become one of the largest producers and consumers of lithium ion batteries. According to the China Chemistry and Physics Electronic Industry Association, there were over $4.0 billion of lithium ion batteries sold in China in 2005. We anticipate that there will be even greater demand for lithium batteries in China and worldwide in the next few years. We believe the current trend towards smaller, lighter portable consumer products will continue and because of its size, the demand for lithium batteries will keep on increasing.

Under the current depressed economic environment, management of the Company has made some strategic adjustments to keep the Company running and growing. To keep the existing battery pack accessories segment, the Company expanded into a related business field in August 2008- battery assembly and finished battery distribution, to diversify the line of products; consequently, the Company competes in the entire battery industry.

Having engaged in the battery business for years, management of the Company has accumulated abundant knowledge about the battery industry, established a strong network among many battery companies which are on both lower and upper position of the battery distribution flow, and gained a lot of experience in battery distribution; therefore, we believe the Company is in a more favorable position than other companies in distributing finished batteries. Assembling and distributing finished batteries has a higher profit margin than manufacturing battery accessories, so management of the Company is confident the battery distribution business will be profitable due to the outstanding battery quality and the strong distribution network the Company has built for years.

On December 7, 2009, we closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (H.K.) Co., Ltd. (“Anytone International”) and Shenzhen Anytone Technology Co., Ltd. (“Shenzhen Anytone”).  Shenzhen Anytone is a subsidiary of Anytone International, collectively referred to as “Anytone”.  Pursuant to the share exchange agreement, we issued the shareholders of Anytone International 3,593,939 shares of the Company's restricted common stock and paid US $10,000,000 in cash. Anytone is engaged in production of battery and battery related products.

On January 12, 2010, we closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with Shenzhen NewPower Technology Co., Ltd. (“Newpower”).  Pursuant to the share exchange agreement, our Chinese subsidiary E’jenie acquired Newpower. We issued the shareholders of Newpower, proportionally among the Newpower shareholders in accordance with their respective ownership interests in Newpower immediately before the closing of the share exchange, 1,823,346 shares of the Company’s restricted common stock and $3,000,000 in cash. Newpower is engaged in manufacturing and distribution of lithium battery cells.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table presents our consolidated statement of operations for the three months ended September 30, 2010 and 2009. The discussion following the table is based on these results. Certain columns may not add up due to rounding.

	2010		2009
		% of Sales		% of Sales
Revenue, net
Battery	$24,083,496	91%	$6,062,975	77%
Battery shell and cover	2,277,037	9%	1,785,223	23%
Total revenue	26,360,533	100%	7,848,198	100%

Cost of revenue
Battery	17,496,266	73%	4,174,921	69%
Battery shell and cover	1,652,966	73%	1,244,310	70%
Total cost of revenue	19,149,232	73%	5,419,231	69%

Gross profit	7,211,301	27%	2,428,967	31%

Operating expenses
Selling expenses	123,435	0%	35,265	0%
General and administrative expenses	1,484,039	6%	139,962	2%
Total operating expenses	1,607,474	6%	175,227	2%

Income from operations	5,603,827	21%	2,253,740	29%

Other income (expenses)	18,150	0%	(8,610)	0%

Income before income taxes	5,621,977	21%	2,245,130	29%

Provision for income taxes	1,350,075	5%	232,454	3%

Net income	$4,271,908	16%	$2,012,676	26%

Net Revenue

Net revenue for the three months ended September 30, 2010 totaled $26,360,533 compared to $7,848,198 for the three months ended September 30, 2009, an increase of $18,512,335, or 236%. The increase was primarily due to the development of new customers who are provided terms of credit, as well as the recovery of the PRC economy which increased demand for our products. In addition, we acquired Anytone in December of 2009, which brought us $12,017,189 in battery sales, and Newpower in January of 2010, which brought us $9,306,058 in battery cell sales. We were able to integrate the industry chain, share each subsidiary’s sale channel, optimize the internal and external resources and increase our market share from these two acquisitions.

The Company’s existing battery shell and cover business generated net revenue of $2,277,037 during the three months ended September 30, 2010 compared with $1,785,223 for the three months ended September 30, 2009, an increase of $491,814, or 28%.  The increase in our sales in this segment was due to the increased demand from our existing and new customers.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2010 was $19,149,232 or 73% of net sales compared to $5,419,231 or 69% of net sales for the three months period ended September 30, 2009, an increase of $13,730,001 or 253%. The increase was mainly due to the increased sales and production volume. $5,079,343 and $8,312,214 of our revenue during the period was attributable to sales by Newpower and Anytone, respectively.

Cost of revenue for the battery assembly and distribution business segment was $17,496,266, or 73% of battery revenue for the three months ended September 30, 2010, compared with $4,174,921 or 69% for the comparable period in 2009, an increase of $13,321,345 or 319%. The percentage increase in cost of revenue was mainly due to the relatively higher production cost of Newpower as well as an overall price inflation in China.

Cost of revenue for our existing battery shell and cover business during the three months ended September 30, 2010 was $1,652,966, or 73% of sales, compared to $1,244,310, or 70%, for the three months ended September 30, 2009.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $1,607,474 or 6% of net revenue, compared to $175,227 or 2% of net revenue for the three months ended September 30, 2009, representing an increase of $1,432,247, or 817%. The increase in operating expenses was primarily due to the higher cost of operating our two newly acquired subsidiaries, which resulted in an increase of $1,054,178 in operating expenses during the period.

Selling expenses for the three months ended September 30, 2010 were $123,435 compared to $35,265 for the comparable period in 2009, representing an increase of $88,070, which was mainly due to the increased salary but partially offset by  the decreased marketing expenses.

General and administrative expenses for the three months ended September 30, 2010 were $1,484,039 compared to $139,962 for the comparable period in 2009.  The increase in general and administrative expenses of $1,344,077 was mainly due to our two newly acquired subsidiaries, which increased the general and administrative expenses by $937,984. In addition, the Company recorded $169,000 and $67,000 as stock based compensation to consultants and an independent director, respectively, in the three months ended September 30, 2010.

Net Income

Net income for the three months ended September 30, 2010 was $4,271,902 compared to $2,012,676 for the three months ended September 30, 2009, an increase in net income of $2,259,226 or 112%, which was primarily due to the increased sales from our newly acquired subsidiaries. Net income as percentage of sales was 16% for the three months ended September 30, 2010 as compared to 26% for the period; the decrease was mainly due to the relatively higher production cost at Newpower, increased operating expenses as described above, as well as non-cash stock compensation expense of $169,000 and $67,000 to consultants and an independent director during the quarter.

Nine months Ended September 30, 2010 Compared to the Nine months Ended September 30, 2009

The following table presents certain consolidated statement of operations information for the nine months ended September 30, 2010 and 2009. The discussion following the table is based on these results. Certain columns may not add up due to rounding.

	2010		2009
		% of Sales		% of Sales
Revenue, net
Battery	$64,414,149	89%	$11,515,218	73%
Battery shell and cover	7,804,386	11%	4,343,093	27%
Total revenue	72,218,535	100%	15,858,311	100%

Cost of revenue
Battery	47,079,061	73%	7,904,212	69%
Battery shell and cover	5,353,483	69%	3,194,067	74%
Total cost of revenue	52,432,544	73%	11,098,279	70%

Gross profit	19,785,991	27%	4,760,032	30%

Operating expenses
Selling expense	369,251	1%	74,697	1%
General and administrative expenses	4,319,026	6%	319,198	2%
Total operating expenses	4,688,277	7%	393,895	2%

Income from operations	15,097,714	21%	4,366,137	28%

Other income (expenses), net	70,855	0%	(64,985)	0%

Income before income taxes	15,168,569	21%	4,301,152	27%

Provision for income taxes	3,545,827	5%	445,538	3%

Net income	$11,622,742	15%	$3,855,614	25%

Net Revenue

Net revenue for the nine months ended September 30, 2010 totaled $72,218,535 compared to $15,858,311 for the nine months ended September 30, 2009, an increase of $56,360,224, or 355%. The increase was primarily due to the acquisition of Anytone in December 2009, which brought us $33,120,017 in battery sales, and the acquisition of Newpower in January of 2010, which brought us $25,331,109 in battery cell sales. We have been able to integrate the industry chain, optimize the internal and external resource to improve our productivity and increase our market share from these two acquisitions. In addition, during 2010 we began providing 60 day credit terms to our customers which results in increased sales to them.

The Company’s existing battery shell and cover business generated net revenue of $7,804,386 during the nine months ended September 30, 2010 compared with $4,343,093 for the nine months ended September 30, 2009, an increase of $3,461,293, or 80%.  The increase in our sales in this segment was mainly due to a general increase in sales to our existing and new customers.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2010 was $52,432,544 or 73% of net sales compared to $11,098,279 or 70% of net sales for the nine months ended September 30, 2009, an increase of $41,334,265 or 372%.

Cost of revenue for the battery assembly and distribution business segment was $47,079,061, or 73% of total battery revenue for the nine months ended September 30, 2010, compared with $7,904,212 or 69% for the comparable period in 2009, an increase of $39,174,849 or 496%. The percentage increase in cost of revenue was mainly due to the relatively higher production cost at Newpower as well as an overall price inflation in China.

Cost of revenue for our existing battery shell and cover business during the nine months ended September 30, 2010 was $5,353,483, or 69% of sales compared to $3,194,067 for the nine months ended September 30, 2009, or 74% of sales.  The reduction in our percentage cost of revenue for battery shell and cover business resulted from cost control efforts as well as the economies of scale from our increased production.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $4,688,277 or 7% of net revenue, compared to $393,895, or 2% of net revenue, for the nine months ended September 30, 2009, an increase of $4,294,382, or 1090%. The increase in operating expenses was primarily due to the higher cost of operating our two newly acquired subsidiaries, which resulted in an increase of $3,160,709 in operating expenses.

Selling expenses for the nine months ended September 30, 2010 totaled $369,251 compared to $74,697 for the comparable period in 2009, representing an increase of $294,554, which was mainly due to the increased salary of sales person but partially offset by the decreased marketing expense.

General and administrative expenses for the nine months ended September 30, 2010 were $4,319,026 compared to $319,198 for the comparable period in 2009.  The increase in general and administrative expenses of $3,999,828 was mainly due to our two newly acquired subsidiaries, which increased the general and administrative expenses by $2,814,606. In addition, the employee salaries increased by $36,000 due to an overall price inflation in China and the Company recorded $506,000 and $67,000 as stock-based compensation to consultants and an independent director, respectively, during the nine months ended September 30, 2010.

Net Income

Net income for the nine months ended September 30, 2010 was $11,622,742 compared to $3,855,614 for the nine months ended September 30, 2009, an increase in net income of $7,767,128 due to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $8,898,046 as of September 30, 2010. Working capital at September 30, 2010 was $17,971,454.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$11,489,000	$4,691,457
Investing Activities	(9,528)	-
Financing Activities	(6,366,281)	(2,195,508)

Net cash provided by operating activities was $11,489,000 for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $4,691,457 for 2009. The increase in net cash provided by operating activities for 2010 was mainly due to the significant increase in net income and accounts payable partially offset by payment for inventory purchases and increased accounts receivable resulting from our new accounts receivable policy that provided our customers with 60 day credit terms.

Net cash used in investing activities was $9,528 for the nine months ended September 30, 2010 and $0 in the comparable period of 2009.  The cash used in the nine months ended September 30, 2010 consisted of approximately $35,000 for the purchase of fixed assets partially offset by $24,550 of cash received from Newpower as a result of the acquisition.

Net cash used in financing activities was $6,366,281 for the nine months ended September 30, 2010 compared to net cash used in financing activities of $2,195,508 for the comparable period in 2009. During the nine months ended September 30, 2010, we paid in full the $5 million of the remaining balance of the cash consideration for the acquisition of Anytone and $1.36 million to related parties in the nine months ended September 30, 2010. In the 2009 period, we paid a bank loan that was borrowed in August 2008.

Related Party Loans

As of September 30, 2010, the Company had a $537,225 unsecured, due on demand, and non-interest bearing loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

Working Capital Requirements

Historically, cash from operations, short term financing and the sale of our Company stock have been sufficient to meet our cash needs. We believe we will be able to generate sufficient cash from operations to meet our working capital needs. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by economic environment for the industry and opportunities, availability of financing and raising capital by selling stock.  We do not have any plans to sell our securities and there is no guarantee that if we do seek to sell securities in the future that we will be successful.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Nian Chen, the Company’s Chief Executive Officer (“CEO”), and Junfeng Chen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2010. Based upon their evaluation, the Company’s CEO and CFO concluded that, in spite of the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are effective as of September 30, 2010.

Our management identified that the deficiencies in internal control over financial reporting was due to not having internal personnel with sufficient expertise and knowledge of the requirements for disclosure of the information that have been collected and reported, as required under the securities laws and disclosures required under U.S. GAAP.

We plan to take the following steps to remediate the deficiencies in disclosure controls and procedures that are identified above:

•	Management will provide additional training to our staff, and in particular to our key accounting personnel, with respect to the disclosure requirements under securities law and U.S. GAAP.

•
The Company established  an Audit Committee  on June 17, 2010 to enhance our financial statement’s control and will continue to condut periodic internal control risk assessments and control testing so that we will be improving our internal systems’s integrity and to assess areas of material risk. Our internal audit staff will develop additional control activities to ensure the effective function of our controls.

Management believes that these deficiencies do not amount to a material weakness, and it has concluded that our internal controls over financial reporting were effective as of September 30, 2010.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in internal controls

Our management, with the participation of the Company’s CEO and CFO, performed an evaluation as to whether any change in its internal controls over financial reporting occurred during the quarter ended September 30, 2010.  Based on that evaluation, the Company’s CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

NEW ENERGY SYSTEMS GROUP

Dated: November 15, 2010	By:	/s/ Nian Chen
Name: Nian Chen
Title: Chief Executive Officer

Dated: November 15, 2010	By:	/s/ Junfeng Chen
Name: Junfeng Chen
Title: Chief Financial Officer