Form 10-K
period 2010-12-31
NEW ENERGY SYSTEMS GROUP
filed 2011-03-28
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2010 based upon the closing price reported for such date on the American Stock Exchange was $67,329,425.

As of March 4, 2011, the registrant had 14,296,428 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.  BUSINESS

Business Development

Overview

We were incorporated in Nevada on March 27, 2001 under the name Jasmine's Garden. Currently, we operate our business through our wholly-owned subsidiaries, Billion Electronic Co., Ltd., a company organized under the laws of the British Virgin Islands on July 27, 2004 (“Billion”), Shenzhen E'Jenie Technology Development Co., Ltd, a company incorporated under the laws of the Peoples Republic of China (“PRC”) on July 8, 2002 (“E’Jenie”), Shenzhen NewPower Technology Co., Ltd., a company organized under the laws of the PRC in 2004, Anytone International (H.K.) Co., Ltd. (“Anytone International”), a company organized under the laws of Hong Kong in 2009, Shenzhen Anytone Technology Co., Ltd. (“Shenzhen Anytone”), a company incorporated under the laws of the PRC in 2005, and Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai"), a company organized under the laws of the PRC in 2005.

During the early stage of our business, we began to manufacture and distribute lithium battery shells and related products primarily in China. Based on customer specifications we develop, customize and produce steel, aluminum battery shells and aluminum caps. Currently, we produce fourteen steel battery shell lines, nine aluminum battery shell lines, three aluminum battery cap lines and three steel battery cap lines. We maintain long-term relationships with large lithium battery manufacturers. We believe we will continually receive orders from our loyal customers because of our reputation and quality of the products. Our professional marketing team maintains relationships with our current customers and at the same time searches for other potential new customers. We seek to maintain and strengthen our position as a provider of battery shells and caps while increasing the breadth of our product line and improving the quality of our products.

Through a series of recent acquisitions, we completed our production chain to become a vertical integration company and extend our products offering. Currently, we can not only produce and sell lithium ion battery components such as battery shells, caps and cells, but we can also produce finished lithium ion battery packs and its application products such as mobile backup power systems under our own brand name. These vertical integrations have transformed the Company from a company that just focuses on the OEM customers to a company that focuses more on end-user of consumer electronic products’ customers.

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

On June 28, 2006, we acquired Galaxy View and its wholly-owned operating subsidiary Sono Digital Electronic Technologies Co., Ltd., a company incorporated under the laws of the Peoples Republic of China on May 29, 2001 (“Sono”). As described below in our Corporate History, Galaxy View entered into an Agreement on Transfer of Shares with Lui Changqing and Wang Feng. As a result of this agreement, Galaxy View and Sono were spun-off from the Company and is no longer a subsidiary of the Company.

In August, 2008, we entered into a related business field, battery assembly and finished battery distribution, to diversify our line of products. We purchase batteries from suppliers, package and sell these batteries under E’Jenie’s brand name to other mobile device OEM manufacturers. These are all lithium ion batteries and have various models for different kinds of portable electronic devices.

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

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone, executed a share exchange agreement to acquire all the equity interest of Shenzhen Kim Fai Solar Energy Technology Co., Ltd., a Chinese company engaged in the technology development and sale of solar application products and solar energy batteries ("Kim Fai"), with all of the shareholders of Kim Fai .

Corporate History

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

Acquisition of Galaxy View

On June 29, 2006, pursuant to the terms of a Share Exchange Agreement (the "Galaxy View Exchange Agreement") dated as of March 22, 2006, by and among the Company, Galaxy View, the shareholders of Galaxy View (the " Galaxy View Shareholders") and Sono, we acquired from the Galaxy View Shareholders (the "Galaxy View Acquisition") all of the issued and outstanding equity interests of Galaxy View (the "Galaxy View Shares"). As consideration for the Galaxy View Shares, we paid to the Galaxy View Shareholders an aggregate of $3,000,000 in cash and issued to them 7,575,757 shares of our preferred stock. On a post split basis, the consideration for the Acquisition was determined through arms length negotiations between us and Galaxy View.

During the first quarter of 2007, Sono lost two of their largest customers and users of their products. The fact that the telecom industry in China was a monopoly, there was no longer a market for our products.

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Galaxy View with Liu Changqing and Wang Feng (collectively, the "Purchasers”) for the sale of our wholly-owned subsidiary Galaxy View (the “Agreement”). Changqing purchased a 60% interest and Feng will purchase a 40% interest in Galaxy View. In exchange for all of the outstanding shares of Galaxy View, the Purchasers agreed to pay $3,000,000 USD as consideration for the acquisition. We entered into promissory notes with the Purchasers for payment of their share of the $3,000,000 which is due within 90 days of April 24, 2007. If payment is not made within 90 days, the promissory notes will accrue interest at 18% per annum from the closing date. As of December 31, 2007, the amount has been paid in full.

Acquisition of Anytone

On December 7, 2009, we closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) dated November 19, 2009 with Anytone International and Anytone.  Pursuant to the Share Exchange Agreement, we acquired Anytone International and thereby indirectly acquired Anytone International’s Chinese operating subsidiary Anytone.  Pursuant to the Share Exchange Agreement, we issued to the shareholders of Anytone International, proportionally among the Anytone International Shareholders in accordance with their respective ownership interests in Anytone International immediately before the closing of the Share Exchange, an aggregate of 3,593,939 shares of our Common Stock with standard restrictive legend, and cash consideration of US $10,000,000. As of December 31, 2009, $5,000,000 has been paid. The Company has paid out the remaining $5,000,000 before June 30, 2010.

Acquisition of NewPower

On December 11, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Shenzhen NewPower Technology Co., Ltd. (“NewPower”), whereby NewPower would merge with and into E’Jenie.  Pursuant to the Share Exchange Agreement, in exchange for all of the capital stock of NewPower, we agreed to issue to the shareholders of NewPower an aggregate of 1,823,346 shares of our Common Stock with standard restrictive legend, and pay cash consideration of US $3,000,000.  This transaction closed on January 12, 2010.

Acquisition of Kim Fai

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone Technology Co. Ltd, executed a share exchange agreement (the “Kim Fai Share Exchange Agreement”) to acquire all the equity interest of Shenzhen Kim Fai Solar Energy Technology Co., Ltd., a Chinese company engaged in the technology development and sale of solar application products and solar energy batteries ("Kim Fai"), with all of the shareholders of Kim Fai.  The purchase price for 100% of the outstanding stock of Kim Fai was $24,000,000, of which $13,000,000 is to be paid in cash and $11,000,000 is to be paid in the form of shares of common stock of the Company.  The purchase consideration is payable as follows: (i) $13,000,000 to be paid in cash within one year of the execution of the Agreement, and (ii) $11,000,000 to be paid in shares of restricted common stock of the Company within 3 days of the completion of the share exchange formalities with the local governmental authorities.  Pursuant to the Kim Fai Share Exchange Agreement, such shares are to be issued with a per share price of $5.75 and amount to an aggregate of 1,913,265 shares of restricted common stock. However, in accordance with guidance FASB ASC 805-30-30-7, the per share price is $7.84, the fair market value of the stock on the date the transaction under the Kim Fair Share Exchange Agreement closed, which was November 10, 2010. As of December 31, 2010, $6,529,286 has been paid and 1,913,265 shares have been issued.

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

Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution. The lithium battery's energy/weight ratio exceeds that of its counterparts and with an excellent safety standard we believe that it is the future of the battery industry. China has become one of the largest producers and consumers of lithium ion batteries. According to BBC Research, the lithium ion battery market was around $6.8 billion in 2010. We anticipate that there will be even greater demand for lithium batteries in China and worldwide in the next few years. We believe that the current trend towards smaller, lighter portable consumer products will continue to grow and because of its size, the demand for the lithium battery will increase. By way of example, a mobile-phone battery has a typical usage life of 300 to 500 recharges, which translates to a ratio of 1.8 batteries in service life of each phone, according to official Chinese statistics. However, our internal data reveals that battery replacement demand is faster than this when consumers turn in their phones for new models before the normal life of the battery is over. A short product life, combined with a short product innovation cycle, result in rapid product turnover – and plenty of business for battery suppliers.

Currently, China has more than 600 million mobile phone subscribers, making it the country with the largest mobile market in the world. The mobile phone market in China is expected to maintain its growth and current estimates project that handset shipments will grow to 278.2 million units in 2011.

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

Business Strategy

We seek to maintain our position as a provider of battery shells, caps and cells. In addition, we are looking to strengthen our branded battery applications products while increasing the breadth of our product line, improving the quality of our products, integrating industrial chain and reducing production cost. In order to achieve our objective, we plan to pursue the key strategies described below.

•	Successfully integrate recent acquisitions.
•	Improve sales and profitability of all companies.

•	Increasing our international presence and expand international focus.

•	Achieving deeper penetration of our existing customer base through continued innovation and high quality production and maximize cross-selling opportunities and synergies of recent acquisitions.
•	Expanding our product offerings and in particular, focusing on the end-user consumer market.
•	Targeting higher margin OEM customers and retail partners, through private label offerings.

Principal Products

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

During the second half of the 2008 fiscal year, E’Jenie started to manufacture and distribute finished battery packs. These products were primarily sold to most of leading cell phone manufactures in China.

Beginning in 2011, through a business switch with NewPower, NewPower took over E’Jenie’s finished battery pack business and transferred its battery cell business to E’Jenie. This transition will complete the transformation of E’Jenie as a complete battery component manufacturer which produces battery shells, caps, and cells. We anticipate that the original customers of NewPower for battery cells will become E’Jenie’s customers.

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

Anytone

Anytone is an innovative company which integrates R&D and marketing functions in one entity. In addition, Anytone is the first company in China that engages in the development and distribution of portable mobile power products. These products are primarily used in portable consumer electronic devices, such as smartphones, digital cameras, digital camcorders, MP3 players, PMP, PDA, and PSP, to help to solve a common problem of these devices: the low capacity and un-changeability of their batteries.

Anytone's products combine aesthetics with technology. Anytone has acquired a total of 52 existing and pending patents from the State Intellectual Property Office of the PRC: 29 patents have been obtained for the appearance design of our products, with 14 additional applications pending, while 7 patents have been obtained for certain innovative utility models, with 2 additional applications pending.

               Anytone’s mobile power backup products include 4 major series as follows:

•
Cell Phone Series. Through a universal connector, Anytone’s mobile power backup products can charge most major cell phones currently in the market. In addition, Anytone’s products support the “Made for iPhone, iPod and iPad” devices.

•
 Digital Camera and Camcorder Series. This series has a higher capacity to be used for digital cameras, camcorders and similar devices. This series of products also combines a universal connector which can support most major brand digital devices currently in the market.

•
Solar Energy Series. As an environmentally friendly company, Anytone also provides green energy products through its solar energy series. These products recharge itself by absorbing solar energy through universal connectors to provide most digital devices currently in the market extra battery life.

•	Laptop Series. This series has sufficient power capacity to support small digital mobile devices and the power needed by most of the laptops currently in the market.

Anytone’s mobile power backup products are primarily sold to end-users directly through its distribution channels’ retail networks under its own brand name in China and other counties through OEM. Anytone is one of the leading companies  in the mobile power backup industry and has already established its brand reputation and market position in China.

Anytone produces a small amount of products for testing purposes. Its major production occurs by outsourcing to third parties’ facilities. Anytone’s advantages are in R&D and marketing. In addition, its products are focused on the end-users customers. Therefore, Anytone believes that through outsourcing its production, it can more focus on R&D and marketing to meet the end-user customers’ needs.

NewPower

NewPower is engaged in manufacturing battery cells. Like E’Jenie’s battery shell and caps, NewPower’s battery cells are also parts of finished battery packs’ components. NewPower produces approximately 45 million battery cells annually. Its products are primarily sold to the finished battery pack manufacturers in China such as E’Jenie.

Beginning in 2011, through a business switch with NewPower, NewPower took over E’Jenie’s finished battery pack business and transferred its battery cell business to E’Jenie. This transition will complete the transformation of E’Jenie as a complete battery component manufacturer which produces battery shells, caps, and cells. We anticipate that the original customers of NewPower for battery cells will become E’Jenie’s customers.

Kim Fai
Kim Fai primarily produces solar panels and other solar-related products such as solar lights, solar street lights, solar traffic lights, solar landscape lights, solar power system equipment and other solar related application products.

Kim Fai's major customers are solar construction and installation companies who need solar panels and other solar related application products to be used in construction.

Competition

The worldwide market for lithium batteries is highly competitive. We face competition from manufacturers not only within China but also from other part's of the world, particularly Japan, Taiwan, Malaysia, Indonesia, and Korea. We compete with these companies by striving to provide a higher quality product at a lower cost. For battery shells and caps, E’Jenie’s primary competitors were Shenzhen Luhua Co., Ltd. and Shenzhen TongLi Electronic Co. For mobile power backup systems, Anytone’s primary competitor is Qunzan Technology (Shenzhen) Co., Ltd. For battery cells, NewPower’s primary competitors are Shenzhen Desay Battery Technology Co., Ltd. and Scud Electronic (Shenzhen) Co., Ltd. For solar products, Kim Fai's primary competitors are Sunworth Solar Energy Co., Ltd. and Shenzhen Suoyang New Energy Co., Ltd. We believe that by doing business in China we enjoy competitive advantages over similar companies based elsewhere, such as abundant labor resources and low cost raw materials.

Manufacturing and Raw Materials

We purchase various battery components and raw materials for use in our manufacturing processes. The principal raw materials we purchase for E’Jenie are aluminum and steel. These raw materials are used for our battery shell and cover segment. The largest supplier for this segment is Shenzhen Yibao Tech. Co., Ltd. which accounted for 34%  and 9% and of our total purchases in 2010 and 2009, respectively. The price of steel has increased significantly in the past year, and we believe that it will continue to increase. The increases have had an adverse impact on gross margins, since some of the increases cannot be passed on to our customers.

Since we launched our battery assembly and finished battery distribution business in August 2008, we have also purchased battery components such as battery cells, packaging labels and other components from a number of suppliers. In 2010, our three major suppliers are Shenzhen NewPower Technology Co., Ltd., Shenzhen Handian Battery Materials Co., Ltd. and Shenzhen Huayi Aluminum Products Co., Ltd., which accounted for 10%, 6% and 3% of our total purchases, respectively. As a result of our acquisition of NewPower, NewPower became one of our principal suppliers. The sales from NewPower to E’Jenie and Anytone was eliminated in the Company’s consolidated financial statements. In 2009, our three major suppliers who have provided us batteries are are Shenzhen Da Ke Battery Co., Ltd., Shenzhen Tian Lu Battery Co., Ltd., and Shenzhen Di Kai Te Battery Electronic Tech. Co., Ltd., which accounted  for  24%, 23%, and 19% of our total purchases, respectively.

Anytone’s major products are portable mobile power devices of various models, each of which need different components. These components include, but are not limited to, solar panels, solar batteries, PCB, Polymer batteries, lithium ion batteries, LCD, and LED emitters. Since Anytone was acquired by the Company in December of 2009, two of Anytone’s largest suppliers, Shenzhen Guanghaoyu Electronics Co., Ltd., which supplies solar panels and solar batteries, and Shenzhen BAK Battery Co., Ltd. which is Anytone’s largest supplier for PCB, Lithium battery, Polymer batteries, accounted for 10% and 9% of the Company’s total purchases in 2010, respectively.

NewPower’s major products are battery cells and batteries which need different components, including lithium cobalt oxide, lithium manganese oxide, electrolyte, copper, battery shells, battery caps and other components. Since NewPower was acquired by the Company in January of 2010, two of NewPower’s largest suppliers, Shenzhen Beiterui New Energy Material Co., Ltd. which supplies lithium cobalt oxide and lithium manganese oxide, and Shenzhen Xinchuangkai Technology Co., Ltd. which supplies electrolyte, accounted for 10% and 6% of the Company’s total purchases in 2010, respectively.

Kim Fai's major products are solar traffic lights, landscape lights, solar panel and other related solar application products. These products need different components such as Mono-silicon, Poly-silicon and other solar related components. Due to the fact that Kim Fai was acquired in November of 2010, its purchases from its suppliers  accounted for small percentage of our total purchases. In 2010, the largest supplier, Guangzhou Sumyok Solar Power Technology Co., Ltd. which provided Poly-silicon to Kim Fai, accounted for just 2% of the Company’s total purchases.

Normally, the annual purchase plan for raw materials, such as aluminum and steel, is determined at the end of prior calendar year or beginning of the calendar year according to past customer's orders and our own sales forecast. Based on this plan, the Company places its purchase orders in the end of each month for the next month. Such purchase orders with key suppliers can be revised monthly in accordance with the purchase orders we received from our customers monthly. We believe that this arrangement protects us from inventory surplus when the orders from customers change.

Overall, our four largest suppliers, including our internal supplier, are Shenzhen Guanghaoyu Electronics Co., Ltd., Shenzhen BAK Battery Co., Ltd., Shenzhen Beiterui New Energy Material Co., Ltd., and Shenzhen NewPower Technology Co., Ltd. which in the aggregate amount accounted for approximately 47% of all components and raw materials purchased. Each of these suppliers accounted for more than 10% of our total purchases in 2010. Compared to 2009, our three largest vendors have changed due to our recent acquisitions. Our three largest vendors who accounted for over 10% in 2009 were Shenzhen Da Ke Battery Co., Ltd., Shenzhen Tian Lu Battery Co., Ltd., and Shenzhen Di Kai Te Battery Electronic Tech. Co., Ltd.  Our three largest vendors in 2009 and 2010 are listed as follows:

Vendor name	Percentage of Total Purchased amount in 2009	Percentage of Total Purchased amount in 2010(1)
Shenzhen Da Ke Battery Co., Ltd.	24%	-%
Shenzhen Tian Lu Battery Co., Ltd.	23%	-%
Shenzhen Di Kai Te Battery Electronic Tech. Co., Ltd.	19%	-%
Shenzhen Beiterui New Energy Material Co., Ltd.	-%	10%
Shenzhen Guanghaoyu Electronic Co., Ltd.	-%	10%
Shenzhen NewPower Technology Co., Ltd.	-%	10%
Shenzhen BAK Battery Co., Ltd	-%	9%

(1)	Percentages are based on total purchases of 2010, including intercompany purchases from Shenzhen NewPower Technology Co., Ltd., our subsidiary and one of our largest suppliers.

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

Dependence on One or a Few Customers

In 2010, through acquisitions, there is only one customer who accounted for more than 10% of the Company’s total sales. China Electronic Shenzhen Company was the only customer who accounted for 13% of the Company’s total sales. This customer primarily purchased finished battery packs from E’Jenie and Mobile power backup devices from Anytone. The second largest customer is Shenzhen Hua Yin Tong Battery Electronic Tech. Co., Ltd. which accounted for 6% of the Company’s total sales. The rest customers accounted less than 5% for each. Through acquisitions, the Company has diversified its customers.

In 2009, the Company’s two largest customers, Shenzhen Hua Yin Tong Battery Electronic Tech. Co., Ltd. and China Electronic Shenzhen Company, accounted for more than 10% of total sales. These two customers represented approximately 49% and 15%, respectively. These two customers primarily purchased finished batteries from E’Jenie. Because the unit price of batteries is significantly higher than battery shells and covers, the largest customer for E’Jenie’s battery shell and cover segment only contributed approximately 3% of our total revenue.

In 2009, Anytone’s largest customer was China Electronics Shenzhen Company. However, due to the fact that Anytone was not acquired until the end of 2009, this customer in this segment just contributed 1% of our total sales.

MAJOR CUSTOMERS
Customer Name	Type of Product Sold	Percentage of Total Revenue for 2009	Percentage of Total Revenue for 2010
Shenzhen Hua Yin Tong Battery Electronic Tech. Co., Ltd.	Finished batteries	49%	6%
China Electronics Shenzhen Company	Finished batteries and Portable mobile power devices	15%	13%
Shenzhen Huanyuda Battery Electronic Tech. Co., Ltd.	Battery shells and covers	3%	1%
Shenzhen Hui Yang Da Electronic Co., Ltd.	Battery shells and covers	3%	1%
Shenzhen BAK Battery Co., Ltd.	Battery shells and covers	3%	0%
Shenzhen Ping Bu Tech., Co., Ltd.	Battery shells and covers	3%	1%

Although we do not have formal contracts with our customers, we have established unofficial long-termrelationships. Our customers place orders on a monthly basis and sales are processed with purchase orders. Compared to the sales of $12,833,518, or 49% of total sales, in 2009, the sales or sales percentage to Shenzhen Hua Yin Tong Battery Electronic Tech. Co., Ltd. decreased to $5,645,699, or 6% of total sales, in 2010. The decrease of sales to Shenzhen Hua Yin Tong Battery Electronic Tech. Co., Ltd. in 2010 was fulfilled by the increase of sales to our new customers, especially China Electronic (Shenzhen) Company. The percentage of total sales decrease was due to our expansion of customer bases through acquisitions.  However, we believe that our relationship with Shenzhen Hua Yin Tong is good and do not anticipate a material change in their current volume of business. In addition, the sales percentage of China Electronic Shenzhen Company slightly decreased in 2010. The decrease in sales percentage of China Electronic Shenzhen Company was due to the effect of our customers’ diversification through acquisitions. Compared to 2009, the total sales to China Electronic Shenzhen Company in 2010 increased.

Sales and Marketing

We focus our sales and marketing initiatives on becoming the leading manufacturer of lithium ion batteries application products. We promote our brand in order to build revenues, gain worldwide market share and promote consumer awareness and acceptance. Our in-house sales and marketing team contact local battery manufacturers to solicit interest in our products. If the manufacturer expresses an interest in our product offering, we ship them samples and if our products suit their needs orders are placed and filled. As of December 31, 2010, we had 61 sales and marketing personnel in total who all were located in China, of which 5 people are from E’Jenie, 32 people are from Anytone, 13 people are from NewPower and 11 people are from Kim Fai.

Intellectual Property

We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets. We have filed and obtained a number of patents in China.

As of December 31, 2010, Anytone has been issued 34 patents by the State Intellectual Property Office. Anytone has 34 patents, of which 27 patents are for the appearance design of the products and 7 patents are for the innovative utility model. Each of these patent’s lifetime is 10 years. The expiration of these patents range from 2017 to 2020.  Additionally, Anytone has 16 patents pending patent application rights, of which 14 applications are for the appearance design of products and 2 applications are for innovative utility models.

Order	Model	Patent's Category	Received Date (Application Date)	Received Notice Number	Authorization Date (Patent Effective Date)	Patent Number
1	APC-B100N	Appearance Design	1/9/2009	200930066794.1	1/6/2010	ZL 200930066794.1
2	APC-B300（APC-300）	Appearance Design	9/29/2007	200730313479.5	Pending
3	APC-M400A（APC-M400）	Appearance (non-embossed)	1/11/2008	200830039905.5	5/6/2009	ZL 200830039905.5
4	APC-M400B (iPhone external battery)	Appearance Design	4/30/2008	200830047718.1	9/9/2009	ZL 200830047718.1
5	APC-M400BS	Appearance Design	4/7/2009	200930072601.3	1/27/2010	ZL 200930072601.3
6	APC-M400C	Appearance Design (iPhone battery)	10/22/2008	200830252240.6	4/14/2010	ZL 200830252240.6
		Utility Model (Cell phone rechargeable battery)	11/6/2008	200820202979.0	8/26/2009	ZL 200820202979.0
7	APC-M400E	Appearance Design	12/3/2008	200830220996.2	1/13/2010	ZL 200830220996.2
		Utility Model ( a digital transmission mobile power)	12/31/2008	200820206741.5	Pending
8	APC-M400G	Appearance Design	12/3/2008	200830220955.8	12/9/2009	ZL 200830220995.8
9	APC-M400I	Appearance Design	3/4/2009	200930069332.5	5/5/2010	ZL 200930069332.5
10	APC-M100（APC-1100）	Appearance Design	11/5/2007	200730317248.1	2/18/2009	ZL 200730317248.1
11	APC-M200	Appearance Design	11/5/2007	200730317249.6	2/18/2009	ZL 200730317249.6
12	APC-8800B	Appearance Design	4/7/2009	200930072603.2	5/26/2010	ZL 200930072603.2
13	APC-20000	Appearance Design	9/29/2007	200730313482.7	Pending
14	APC-20000N3	Appearance Design	9/29/2007	200730313480.8	6/3/2009	ZL 200730313480.8
15	APC-S300	Appearance Design	1/9/2009	200930066792.2	12/9/2009	ZL 200930066792.2
16	A Solar Energy Mobile Power device (S300N)	Utility Model	12/31/2008	200820206742.X	12/2/2009	ZL 200820206742.X
17	APC-S400	Appearance Design	1/9/2009	200930066793.7	1/27/2010	ZL 200930066793.7
18	APC-2200	Appearance Design	3/14/2006	200630054453.9	1/31/2007	ZL 200630054453.9
19	ABT-001 (Bluetooth headsets)	Appearance Design	6/5/2009	200930079197.2	4/7/2010	ZL 200930079197.2
		Utility Model	7/17/2009	200920060692.3	5/5/2010	ZL 200920060692.3
20	APC-AC100 ( a portable mobile power)	Utility Model	7/17/2009	200920060693.8	5/5/2010	ZL 200920060693.8
21	APC-4500	Appearance Design	3/14/2006	200630054455.8	1/31/2007	ZL 200630054455.8
22	APC-M400D（L400）	Appearance Design	1/22/2008	200830040521.5	9/23/2009	ZL 200830040521.5
23	APC-M400H	Appearance Design	12/12/2008	200830221850.X	12/9/2009	ZL 200830221850.X
24	APC-B200	Appearance Design	11/5/2007	200730317250.9	2/17/2010	ZL 200730317250.9
25	APC-M400CS	Appearance Design	7/22/2009	200930083356.6	8/18/2010	ZL 200930083356.6
26	APC-M200E	Appearance Design	7/22/2009	200930083358.5	4/14/2010	ZL 200930083358.5
27	Digital Battery	Utility Model	8/7/2006	200620062658.6	9/12/2007	ZL 200620062658.6
28	APC-H001 (Hand Heater)	Utility Model	8/24/2009	200920193225.8	10/13/2010	ZL 200920193225.8
29	APC-S600	Appearance Design	11/27/2009	200930341309.7	8/18/2010	ZL 200930341309.7
30	APC-M400U	Utility Model	12/30/2009	200920295823.6	10/13/2010	ZL 200920295823.6
31	APC-400B	Appearance Design	3/4/2009	200930069331.0	12/30/2009	ZL 200930069331.0
32	APC-13200B	Appearance Design	6/9/2010	201030206375.6	1/19/2011	ZL 201030206375.6
33	APC-M400F	Appearance Design	6/9/2010	201030206322.4	1/9/2011	ZL 201030206322.4
34	APC-M400V8A	Appearance Design	6/9/2010	201030206350.6	Pending
35	APC-M400G+	Appearance Design	6/9/2010	201030206340.2	Pending
36	APC-M400LS1	Appearance Design	6/9/2010	20100206394.9	Pending
37	APC-M400LS2	Appearance Design	6/25/2010	201030218041.0	Pending
38	APC-M400A4+	Appearance Design	7/2/2010	201030227117.6	7/2/2010	ZL 201030227117.6
39	APC-M400A4	Appearance Design	7/2/2010	201030227083.0	7/2/2010	ZL 201030227083.0
40	APC-M400G4A	Appearance Design	7/2/2010	201030227116.1	7/2/2010	ZL 201030227116.1
41	APC-M600	Utility Model	9/1/2010	201020514690.x	Pending
42	APC-M400D7	Appearance Design	11/29/2010	201030647433.2	Pending
43	APC-M400D7S	Appearance Design	11/29/2010	201030647433.9	Pending
44	APC-M400D9	Appearance Design	11/29/2010	201030647419.9	Pending
45	APC-M500B	Appearance Design	11/29/2010	201030647358.6	Pending
46	APC-M500BS	Appearance Design	11/29/2010	201030647372.6	Pending
47	APC-M400G4S	Appearance Design	11/29/2010	201030647390.4	Pending
48	APC-M400G4AS	Appearance Design	11/29/2010	201030647404.2	Pending
49	APC-AC400	Appearance Design	11/29/2010	201030647343.3	Pending

Additionally, NewPower currently owns four patents for its lithium ion battery cell.  Each patent is valid for a period of 10 years through August 19, 2019.

The following table sets forth all patents owned by NewPower:

Applicant	Model	Category	Application Number	Application Date	Authorization Date	Term	Due Date
Shenzhen NewPower Technology Co., Ltd	Lithium ion battery cell (053442AR)	Appearance Design	200930086058.2	8/19/2009	8/20/2009	10 years	8/19/2019
Shenzhen NewPower Technology Co., Ltd	A Lithium ion cell's battery for cell phone	Utility Model	200920062606.2	8/19/2009	8/20/2009	10 years	8/19/2019
Shenzhen NewPower Technology Co., Ltd	A Lithium ion cell's battery for cell phone	Utility Model	200920062604.3	8/19/2009	8/20/2009	10 years	8/19/2019
Shenzhen NewPower Technology Co., Ltd	Lithium ion battery cell (053450AK)	Appearance Design	200930086057.8	8/19/2009	8/20/2009	10 years	8/19/2019

Anytone and NewPower own two trademarks, one in the PRC and one in Hong Kong, and have 7 trademark applications pending in the PRC and United States.  The following is description of all such trademarks awarded and pending as of March 20, 2011:
Order	Trademark	Applicant	Area	Application Date	Application Number/ Trademark Number	Current Status	Agency
1		Anytone	PRC	2006.03.24	5236842	Processing	Beijing Xintong United Trademark Office
2		Anytone	PRC	2007.10.09	6312960	Processing	Shenzhen Longcheng Intellectual Property Agency Co., Ltd.
4		Anytone	PRC	2010.05.12	8290006	Processing	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
		Anytone	USA	2010.05.27	85045902	Processing	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
5		Anytone	PRC	2010.05.12	8290028	Processing	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
		Anytone	USA	2010.05.27	85045900	Processing	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
6		Anytone	PRC	2010.5.13	8295124	Processing	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
7		NewPower	PRC	2010.08.02	8535073	Processing	Shenzhen Goodwill and Trademark Office Co., Ltd.
8		NewPower	PRC	2010.08.02	8535105	Processing	Shenzhen Goodwill and Trademark Office Co., Ltd.
9		Anytone (H.K.)	HK	2010.05.17	301615860	Public	Tianbiao Intellectual Property Agency Co., Ltd.

Our subsidiary, E’Jenie, owns a proprietary trademark, No. ZC5102433SL.  The trademark, issued by the State Trademark Bureau, was issued on April 26, 2006 and is valid for 10 years through April 25, 2016.

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

Research and Development

The following table shows each subsidiary's R&D expenses in 2009 and 2010:

	2009	2010
Kim Fai	$44,783.28	$54,112.93
E’Jenie	$28,691.04	$45,703.49
Anytone	$98,852.36	$152,344.97
NewPower	$131,744.59	$130,766.83

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

 Employees

As of December 31, 2010, we had 737 exployees in total. New Energy had four employees, three of which are executive officers and one administrative personnel. E'Jenie had 370 employees in total, 33 of which are supervisors; 332 of which are on the production lines and 5 of which are in the sales department. Anytone had 97 employees in total, 18 of which are supervisors; 47 of which are on the production lines and 32 of which are in sales department. NewPower had 120 employees in total, 10 of which are supervisors; 87 of which are on the production lines and 13 of which are in sales department. Kim Fai had 156 employees in total, 11 of which are supervisors; 134 of which are on the production lines and 11 of which are in sales department. We consider our relationships with our employees to be good. Chinese labor laws require us to provide to all of our employees certain benefits and insurance.

ITEM 1A.  RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable because we are a smaller reporting company.

ITEM 2.     PROPERTIES

Our manufacturing headquarters and office is located at A-3 Xinglian Industrial Zone, He Hua Ling Pingxin Road, Xin Nan, Ping Hua Town, Longgang, Shenzhen, China 518111. This facility is 6,708 square meters of which 15% or 1,000 square meters is used for offices, 4,500 square meters are used for the production lines and storages and the remaining 1,208 square meters are used for employee dormitories.

Anytone’s facility is leased and located at 5F, 51 Building, No.5, Qiongyu Rd., High-tech industrial park, Nanshan District, Shenzhen, China. The lease terms are five years which started from January 1, 2009 to December 30, 2013. The facility is 2,600 square meters, of which 1,300 square meters are used for R&D and producing samples and the rest are used for offices.

NewPower’s original facility was leased and located at Building 1, Fengfa Industrial Zone, Zhenxing Rd., Wulian Village, Fenggang Town, Dongguan, China. The lease term is three years which commenced on September 1, 2009 and terminates on August 31, 2012. The facility is 3,408 square meters, of which 340 square meters are used for offices and the remaining 3,068 square meters are used for manufacturing lines and storage.

During October 2010, NewPower terminated its original lease and leased the fourth floor of the E’Jenie facility. The leased facility is 680 square meters and is primarily used for production lines. The lease term is one year which commenced on October 12, 2010 and terminates on October 11, 2011.

Kim Fai's facility is leased and located in 4-B, Building A2, Xinjianxing Technology Industrial Park, Fengxin Rd., Guangmingxin District, Shenzhen, China. This facility is 3,556 square meters of which 889 square meters is used for offices and the remaining 2,667 squares meters is used for production lines and storages.

Our U.S. office located at 116 West 23rd Street, 5th FL, New York, NY 10011. Currently, the Company’s U.S. office only has one employee. Therefore, the Company rented a “virtual office” instead of a physical office, at the rate of $59 per month. This virtual office is primarily used for receiving regular mails.   The Company’s U.S. employee typically works from home and goes to this virtual office to pick up mails one time per week. The major duties of this employee in the U.S. office include coordinating SEC filing, maintaining investor relations and other daily email and paperwork processing.

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

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On August 17, 2010, our common stock commenced traded on the NYSE Amex Stock Exchange under the symbol “NEWN”. Prior to this, our common stock was quoted on the OTCBB under the symbol “NEWN”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated. On July 13, 2009, we effected a 10-to-1 reverse split of our common stock, which is reflected in the table below.

2009	High	Low
First Quarter	$0.05	$0.02
Second Quarter	$0.24	$0.03
Third Quarter	$7.50	$0.13
Fourth Quarter	$10.00	$5.40

2010	High	Low
First Quarter	$9.32	$6.20
Second Quarter	$8.72	$6.12
Third Quarter	$7.60	$4.60
Fourth Quarter	$9.20	$5.73

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

Holders

As of March 4, 2011, in accordance with our transfer agent records, we had 117 record holders of our 14,296,428 shares of Common Stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

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

Recent Sales of Unregistered Securities

On September 22, 2010, the Company retained a business consultant (the “Consultant”) and agreed to issue to the Consultant a warrant to purchase 36,000 shares of common stock of the Company for two 6-month contract periods at an exercise price equal to $5.90 in exchange for consulting services under the terms of a consulting agreement. The warrants are exercisable for a three year period, and contain and will contain cashless exercise provisions.  The first warrant was issued to the Consultant on November 30, 2010 and the second warrant will be issued to the Consultant on May 30, 2011.

In connection with the foregoing, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act, and transfers of such shares were restricted by the Company in accordance with the requirements of the Securities Act. All of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Equity Compensation Plan Information

On November 4, 2005, the Company issued a nonqualified stock option for 10,000 shares (post-reverse stock split) to the member of the board with an exercise price of $0.53 that will expire on November 3, 2010. The option vested and became exercisable immediately. The Company’s Stock Option Incentive Plan provides for the grant of 10,000 options rights (post-reverse stock split) to a non-employee director. The Plan is administered by the Company’s Compensation Committee, who has authority to select plan participants and determine the terms and conditions of such awards. Until November 3, 2010, this option was not exercised and has expired.

On October 22, 2009 our Board of Directors authorized the creation of the China Digital Communication Group 2009 Equity Incentive Plan (the “Plan”).  Under the Plan we issued 1,000,000 shares of our Common Stock to several individuals for services rendered.  Such shares were registered by us under a Form S-8.

Options outstanding (post-reverse stock split) at December 31, 2010 and related weighted average price and intrinsic value are as follows:

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

BUSINESS OVERVIEW

We operate our business through our wholly-owned subsidiaries E'Jenie Technology Development Co., Ltd. ("E'Jenie"), Shenzhen Anytone Technology Co., Ltd. ("Shenzhen Anytone"), Shenzhen NewPower Technology Co., Ltd. ("NewPower"), Shenzhen Kim Fai Solar Energy Techonology Co., Ltd. ("Kim Fai") companies incorporated under the laws of the Peoples Republic of China (PRC). Through our subsidiaries, we manufacture and distribute lithium battery shells and related products primarily in China. Based on our customer specification E'Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, E'Jenie produces fourteen steel battery shell lines, nine aluminum battery shell lines , three aluminum battery cap lines and three steel battery cap lines.

We manufacture and distribute battery shells and covers for cellular phones. We maintain long-term relationships with large lithium battery manufacturers. We believe we will continue to receive orders from our loyal customers because of our reputation and quality of the products. Our professional marketing team maintains relationships with our current customers and at the same time searches for potential new customers. We seek to maintain and strengthen our position as a provider of battery shells and caps while increasing the breadth of our product line and improving the quality of our products.

The lithium battery was created in the 1990s, with its first mass production in 1993 in Japan. Lithium batteries were first used in notebook computers and now are used in cellular phones, video machines, laptops, digital cameras, MP3 players, global positioning satellite systems, 3G communication devices, hybrid cars and other electronic products. Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution. The lithium battery energy/weight ratio exceeds its counterparts and with an excellent safety standard we believe it is the future of the battery industry. China has become one of the largest producers and consumers of lithium ion batteries. According to BBC Research, the lithium ion battery market was estimated around $6.8 billion. We anticipate that there will be even greater demand for lithium batteries in China and worldwide in the next few years. We believe the current trend towards smaller, lighter portable consumer products will continue and because of its size, the demand for lithium batteries will keep on increasing.

Under the current depressed economic environment, management of the Company made some strategic adjustments to keep the Company running and growing. To keep the existing battery pack accessories segment, the Company expanded into a related business field in August 2008- battery assembly and finished battery distribution, to diversify the line of products; consequently, the Company competes in the entire battery industry.

Having engaged in the battery business for years, management of the Company has accumulated abundant knowledge about the battery industry, established a strong network among battery companies which are on the both upstream and downstream of the battery distribution flow, and gained a lot of experience in battery distribution; therefore, we believe the Company is in a more favorable position than other companies in distributing finished batteries. Assembling and distributing finished batteries has a higher profit margin than manufacturing battery accessories, so management of the Company is confident the battery distribution business will be profitable due to the outstanding battery quality and strong distribution network the Company has.

On December 7, 2009, we closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International and Shenzhen Anytone. Pursuant to the share exchange agreement, we issued the shareholders of Anytone International 3,593,939 shares of the Company's restricted common stock and paid $10,000,000 in cash. Anytone is engaged in production of battery and battery related products.

On January 12, 2010, we closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with NewPower.  Pursuant to the share exchange agreement, our Chinese subsidiary E’jenie acquired NewPower. We issued the shareholders of NewPower 1,823,346 shares of the Company’s restricted common stock and paid them $3,000,000 in cash. NewPower is engaged in manufacturing and distribution of lithium battery cells.

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone executed a share exchange agreement to acquire all the equity interest of Kim Fai, a Chinese company engaged in the technology development and sale of solar application products and solar energy batteries, with all of the shareholders of Kim Fai. The purchase price for the outstanding stock of Kim Fai was $13,000,000 to be paid in cash, and 1,913,265 shares of common stock valued at $14,999,998, which was determined by multiplying the 1,913,265 shares by the stock price of New Energy at November 10, 2010. As of December 31, 2010, $6,529,286 has been paid and 1,913,265 shares were issued.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following table presents certain consolidated statement of operations information for the years ended December 31, 2010 and 2009. The discussion following the table is based on these results. Certain columns may not add up due to rounding.

	2010	% of Sales	2009	% of Sales
Revenue, net
Battery	$79,814,242	84%	$19,918,846	76%
Battery shell and cover	11,758,403	13%	6,457,044	24%
Solar	3,089,012	3%	-	-
Total	94,661,657	100%	26,375,890	100%

Cost of revenue
Battery	58,170,005	73%	13,735,160	69%
Battery shell and cover	8,170,779	69%	4,596,379	71%
Solar	2,104,528	68%	-	-
Total	68,445,312	72%	18,331,539	70%

Gross profit	26,216,345	28%	8,044,351	30%

Operating expenses
Selling	422,491	1%	124,845	0%
General and administrative	5,940,666	6%	1,213,783	5%
Total	6,363,157	7%	1,338,628	5%

Income from operations	19,853,188	21%	6,705,723	25%

Other income (expenses), net	74,682	0%	(55,230)	0%

Income before income taxes	19,927,870	21%	6,650,493	25%

Provision for income taxes	4,738,485	5%	813,098	3%

Net income	$15,189,385	16%	$5,837,395	22%

Net Revenue

Net revenue for the year ended December 31, 2010 was $94,661,657 compared to $26,375,890 for 2009, an increase of $68,285,767, or 259%. The increase was primarily due to the acquisition of Anytone in December 2009, which brought us $42,521,276 in battery sales, the acquisition of NewPower in January of 2010, which brought us $23,347,484 in battery cell sales, and the acquisition of Kim Fai in November 2010, which brought us $3,089,012 in solar products sales. We have been able to integrate the industry chain, optimize the internal and external resource to improve our productivity and increase our market share from these three acquisitions. In addition, during 2010 we began providing 60 day credit terms to our major customers which resulted in increased sales to them, compared to 2009, where the general credit terms which we provided to our customers was 30 days.

The Company’s existing battery shell and cover business generated net revenue of $ 11,758,403 during 2010 compared with $ 6,457,044 for 2009, an increase of $5,301,359, or 82%.  The increase in our sales in this segment was mainly due to a general increase in sales to our existing and new customers.

Cost of Revenue

Cost of revenue for the year ended December 31, 2010 was $68,445,312 or 72% of net sales compared to $18,331,539 or 70% of net sales for 2009, an increase of $50,113,773 or 273%.

Cost of revenue for the battery assembly and distribution business segment was $58,170,005, or 73% of total battery revenue for the year ended December 31, 2010, compared with $13,735,160 or 69% for 2009, an increase of $44,434,845 or 324%. The percentage increase in cost of revenue was mainly due to the relatively higher production cost at NewPower as well as an overall price inflation in China.

Cost of revenue for our existing battery shell and cover business during the year ended December 31, 2010 was $8,170,779, or 69% of sales compared to $4,596,379 for 2009, or 71% of sales.  The reduction in our percentage cost of revenue for battery shell and cover business resulted from cost control efforts as well as the economies of scale from our increased production.

Cost of revenue for our new production line of solar products since our acquisition of Kim Fai was $2,104,528, or 68% of sales.

Operating Expenses

Operating expenses for the year ended December 31, 2010 were $6,363,157 or 7% of net revenue, compared to $1,338,628, or 5% of net revenue for 2009, an increase of $5,024,529, or 375%. The increase in operating expenses was primarily due to the operating expenses from our three newly acquired subsidiaries and also the increase of our sales, which resulted in an increase of $4,285,183 in operating expenses.

Selling expenses for the year ended December 31, 2010 were $422,491 or 1% of net revenue compared to $124,845 or 0.5% of net revenue for 2009, an increase of $297,646, which was mainly due to the increased salary of sales person but partially offset by the decreased marketing expense.

General and administrative expenses for the year ended December 31, 2010 were $5,940,666 or 6% of net revenue compared to $1,213,783 or 5% of net revenue for 2009.  The increase in general and administrative expenses of $4,726,883 was mainly due to our three newly acquired subsidiaries, which increased general and administrative expenses by $3,894,279. In addition, employee salaries increased by $94,000 due to an overall price inflation in China and the Company recorded $675,000 and $103,000 and $32,000 as stock-based compensation to consultants, an independent director and an IR firm, respectively, during the year ended December 31, 2010.

Those consultants who were granted stock as compensation are working as branding strategy and financial consultants. The branding strategy consultants help the Company conduct stage analysis in the development of products and the industry; analyze customers’ motive of purchase; analyze market segmentation of similar brands; set strategic models and develop principles of the Company’s self-owned brands; assist the Company in identifying target consumers and designing brand development strategy; advise the Company on implementation of brand strategy including brand recognition, packaging, advertisement, etc. and draft brand strategy planning reports. The financial consultants provide the Company financial advice on matters including: mergers and acquisitions (“M&A”), management buy-outs (“MBO”), restructuring, asset management, investment and financing.

Net Income

Net income for the year ended December 31, 2010 was $15,189,385 compared to $5,837,395 for 2009, an increase in net income of $9,351,990 or 160% due to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $13,065,008 as of December 31, 2010. Working capital at December 31, 2010 was $11,464,437.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$21,520,537	$4,564,944
Investing Activities	(5,976,338)	(5,598,172)
Financing Activities	(6,373,809)	(2,270,729)

Net cash provided by operating activities was $21,520,537 for the year ended December 31, 2010, compared to net cash provided by operating activities of $4,564,944 for 2009. The increase in net cash provided by operating activities for 2010 was mainly due to the increase in net income, decreased accounts receivable outstanding as a result of timely collection, and decreased payment for prepaid expense, deposits and other receivable with 2009.

Net cash used in investing activities was $5,976,338 for the year ended December 31, 2010 and $5,598,172 in   2009.  The cash used in 2010 consisted of investment in subsidiaries of $6,529,286 and $154,936 for the purchase of fixed assets partially offset by $705,514 of cash received from New Power and Kim Fai as a result of the acquisition.

Net cash used in financing activities was $6,373,809 for the year ended December 31, 2010 compared to net cash used in financing activities of $2,270,729 for 2009. During 2010, we paid the $5 million of the remaining balance of the cash consideration for the acquisition of Anytone, and $1.37 million to related parties.  In 2009, we repaid a bank loan of $2.20 million that was borrowed in August 2008.

Related Party Loans

As of December 31, 2010, the Company had a $543,585 unsecured, due on demand, and non-interest bearing loan payable to Dongrong Xu and Zaoxian Fang, the original owners of Shenzhen Anytone, for $462,047 and $81,538, respectively, in connection with the acquisition of Shenzhen Anytone by Anytone International. As of March 23, 2011, the Company has $543,585 outstanding.

Working Capital Requirements

Historically, cash from operations, short term financing and the sale of our Company stock have been sufficient to meet our cash needs. We believe we will be able to generate sufficient cash from operations to meet our working capital needs. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by economic environment for the industry and opportunities, availability of financing and raising capital by selling stock.  We do not have any plans to sell our securities and there is no guarantee that if we do seek to sell securities in the future that we will be successful. We acquired Kim Fai by issuing 1,913,265 shares of common stock paying $13,000,000 by cash. During 2010, the 1,913,265 shares of common stock were issued and $6,529,286 was paid by cash. The remaining $6,470, 714 will be paid by our internally generated cash flow.

 OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt of other entities or entered into any options on non-financial assets.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Yuan Renminbi (CNY); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Principles of Consolidation

The consolidated financial statements include the accounts of New Energy Systems Group and its wholly owned subsidiaries Billion, E’Jenie, Anytone, NewPower and Kim Fai, are collectively referred to the Company.  All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

Revenue Recognition

The Company manufactures and distributes batteries, battery shells and covers for portable consumer electronic devices in the PRC. The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due or the possible return of goods. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue is the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Foreign Currency Translation and Comprehensive Income (Loss)

During 2010 and 2009, the accounts of E’Jenie, Anytone, Kim Fai and NewPower were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi ("CNY"). Such financial statements were translated into $ in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness (see Management’s Report on Internal Control over Financial Reporting below) and concluded that the Company’s disclosure controls and procedures were not effective.  The management has since implemented corrective actions designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that at December 31, 2010 there was a material weakness and therefore, the internal control over financial reporting was not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting is related to a limited U.S. GAAP technical accounting expertise.  The Company’s internal accounting department has primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. In order to mitigate this material weakness to the fullest extent possible, external consultants were used and the Company’s review process was strengthened.  Therefore, management believes that the consolidated financial statements and other information presented herewith are materially correct.  Management believes that the weakness did not have any effect on the accuracy of the Company’s consolidated financial statements for the current reporting period.

The Company has identified the following other weaknesses in our internal controls unrelated to our limited U.S. GAAP technical accounting expertise (collectively, the “Weaknesses”):

•	Lack of periodic review of our accounting manual, policy, and procedures; and
•	Lack of periodic review of the accounting books.

Although the management of our Company, including the CEO and the CFO, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Control over Financial Reporting

The Company hired a SOX consulting firm in 2009 to evaluate our SOX 404 internal control and procedures. Their primary objective was to streamline our internal control structure. The consulting firm had studied and examined our lines of responsibility and delegation of authority for our functional financial reporting areas so that they can evaluate whether responsibility lines are clearly drawn. They documented and tested our key controls over financial reporting in 2009 and introduced key auditable internal controls and procedures integrated with our financial reporting processes. Through their studies and examinations, management realized that our internal control over financial reporting was subject to weakness due to limited U.S. GAAP technical accounting expertise. In response, management has taken the following actions in 2010 and will continue to take further actions in 2011 to remediate this Weaknesses.

During 2010, the Company has taken the following actions with respect to our internal control over financial reporting to remediate the Weaknesses:

•	The Company has set up an audit committee and held two committee meetings to review our quarterly financial reports; and
•	The Company has hired three independent directors, which enhanced our Board of Directors’ right to review and determine the Company’s major capital expense.

 In 2011, the Company will undertake the following actions to remediate the Weaknesses:

•	The Company intends to hire a new CFO who is familiar with Chinese accounting regulation, U.S. GAAP, and SEC regulations;
•	The Company intends to hire more employees for its financial department who are familiar with U.S. GAAP;
•	The Company intends to educate and further train their current employees to enhance their knowledge about U.S. GAAP;
•	The Company will conduct periodic reviews of the Company’s accounting manual, policy and procedures, and accounting books; and
•	The Company will use the financial statement disclosure lists in accordance with the U.S. GAAP to review all the future financial data.

In 2011, the Company will with our internal staff continue to conduct periodic internal control risk assessments and control testing so that we will be improving our internal control system’s integrity and to assess areas of material risk. Our internal audit staff in 2011 will develop additional control activities to ensure the effective function of our controls. The anticipated changes in internal control over financial reporting will enhance our control environment while also improving internal information flow and communication network. We will identify new risks through a constant risk assessment process and make our control activities an effective tool of monitoring our internal controls. The sole responsibility for establishing and maintaining our internal controls over financial reporting and all internal control systems improvement is that our management and company personnel including our internal audit department, which will all ensure proper and reliable financial reporting. Other than as described above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information relating to our directors and executive officers, including their names, ages, and positions.

Name	Age	Position	Date of Appointment

Nian Chen	38	Chief Executive Officer	May 14, 2010

Jufeng Chen	32	Chief Financial Officer and Secretary	August 3, 2009

Weihe Yu	34	Chairman of the Board of Directors	December 10, 2009

Elan Yaish	41	Director	June 11, 2010

Shuxian Cui	74	Director	June 9, 2010

Li Liu	42	Director	May 18, 2010

Fushun Li	48	Director	May 11, 2009(1)

(1)	As reported in our Current Report on Form 8-K filed with the SEC on March 24, 2011, effective March 18, 2011, Mr. Fushun Li resigned as a director of the Company.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years (and, in some instances, for prior years).

Nian Chen has been our Chief Executive Officer since May 14, 2010. Mr. Chen was a co-founder of Anytone and has served as Vice President of Shenzhen Anytone Technology Co., Ltd. since August 2005.  His major responsibilities included production, R&D, production and material control, engineering, and purchasing.  From April 2000 to October 2005, Mr. Chen served as Vice President of Shenzhen Vogue Industries Co., Ltd., a portable electronics manufacturing company.  Prior to March 2000, he served as Youth League Secretary Daye Special Steel Co., Ltd., a PRC-listed company.  Mr. Chen graduated from Huangshi Institute of Technology with a major in statistics and received a master’s degree in business administration from the Management Institute of Hubei Province.

Junfeng Chen has been serving as our Chief Financial Officer and Secretary since August 3, 2009.  Mr. Chen has also worked with the Company since 2005. Prior to this appointment, Mr. Chen was the Chief Financial Officer of our wholly-owned subsidiary Shenzhen E’Jenie Science and Technology Co., Ltd. (“Shenzhen E’Jenie) since February 2006. From March 2005 to January 2006, Mr. Chen served as the assistant of financial manager in Shenzhen E’Jenie.  Junfeng Chen worked as an accountant in Henan Labor Department Officer in Dongguan City, Guangdong Province, P.R.C and focused on processing the daily financial works for the office from February 2004 to December 2004. He also worked as an accountant in the Dongguan Shatian Yumao Textile Mill from October 2001 to December 2003.  Junfeng Chen majored in Accounting and graduated from Wuhan University in China in 2001.

Weihe Yu has served as the Chairman of our Board of Directors since December 10, 2009. Mr. Yu has a bachelor’s degree in Mechanical Engineering. Mr. Yu’s strength is in R&D but also has great leadership ability. He has worked in the lithium ion battery industry for more than 10 years. Before he was appointed as Chairman of New Energy Systems Group, he was the cofounder of Shenzhen Anytone Technology Co., Ltd. From July 2005 to December 2009, he served as Anytone’s CEO and led Anytone to become the leading company in the portable mobile power industry during this period. Before that, he served as general manager of Shenzhen Four Images Industrial Co., Ltd. This company was committed to the development and sale of the protection circuit of lithium ion batteries.  Mr. Yu also previously served as marketing director, manager assistant, and vice general manager in Yangxin Aluminum Wheel Co., Ltd from July 1998 to December 2000. He created a comprehensive marketing management system and performance appraisal system which improved the company’s performance dramatically.

Elan Yaish has been serving as our director since June 11, 2010. Mr. Yaish is the president of ERS Associates, Ltd. He provides business and financial advisory services to publicly traded and privately held companies including capital raising, strategic planning, M&A, SEC reporting and compliance and stock exchange transactions. From June 2010, he has also been serving as CFO of RF Dynamics, Ltd. From 2002 to 2005, Mr. Yaish was the CFO, VP of Finance and Assistant Secretary in Manchester Technologies, Inc. He implemented strategic planning initiatives while actively working with the company’s CEO and Board of Directors to maximize shareholder value. He directed Sarbanes-Oxley and all SEC reporting and filing requirements. In addition, he prepared the budget, negotiated the company’s line of credit and directed all areas of investor relations. From 2000 to 2002, Mr. Yaish was the assistant VP of Finance at Comverse Technology, Inc. He managed all SEC reporting and filings for the company with over 50 subsidiaries worldwide. From 1996 to 2000, Mr. Yaish was the VP of Finance and Controller at Trans-Resources, Inc. He managed accounting finance, SEC reporting and filings for the company. From 1992 to 1996, Mr. Yaish was a senior accountant at Deloitte and Touche LLP. Mr. Yaish currently serves as a director of US China Mining Group, Inc. Mr. Yaish received his Bachelor of Science in Accounting from Yeshiva University Sy Syms School of Business in 1992. Mr. Yaish is a licensed CPA in New York and a member of the AICPA and NYSSCPA. Mr. Yaish’s knowledge of U.S. GAAP and SEC reporting requirements and experience as an accountant led to the conclusion that he should serve on the Board of Directors, given the Company’s business and structure.

Shuxian Cui has been serving as our director since June 9, 2010. Since 1992, Ms. Cui has been in partial retirement as an auditor in various real estate companies and accounting firms in Shenzhen, China. From 1987 to 1992, Ms. Cui worked as an accountant in the financial section of Jiangxi Province Mining Bureau.  She has previously also worked in financial departments for large state-owned companies such as Jiangxi Province 719 Mining, Hunan Province 712 Mining, Jilin Province Coal Authority, and Heilongjiang Province Coal Construction Authority.  Ms. Cui holds a Junior College degree in accounting from Jilin University of Finance and Economics.

Li Liu has been serving as our director since May 18, 2010. Since August 2008 served as General Manager of Shenzhen Everstar Technology Co., Ltd., a Chinese company engaged in the design and manufacture of electronic multimedia electronic products.   From January 2007 through July 2008, he served as technical director to Shenzhen ASA Industry Co., Ltd., one of the largest DVD loader R&D and manufacturing companies in the world. From August 2004 to December 2005, Mr. Liu served as a founding member of Shenzhen Techno Technology Development Co., Ltd., a technical design firm. Prior to that, Mr. Liu worked for eight years as engineer, senior software engineer, application technology manager (Recorder team) the Shenzhen branch of the Silicon Valley-based ESS Technology, Inc.  Mr. Liu is a graduate of Southeast University with a bachelor’s degree in engineering and graduated with a master’s degree in business administration from Wuhan University. Mr. Liu’s  business and financial knowledge and experience led to the conclusion that he should serve on the Board of Directors, given the Company’s business and structure.

Fushun Li has been serving as our director since May 11, 2009. Mr. Li, our former CEO, has a bachelor’s degree in business management. The Board believes that Mr. Li’s strength is in corporate management. He had more than 20 years experience in corporate management area in many industries. Mr. Fushun Li was the founder of Shenzhen Kai Bi Te Tech. Co., Ltd. and served as its President from January 2004 to April 2009. The company was engaged in electronic components and 3C electronic products trade with revenue exceeding RMB 1 billion. From January 2001 to December 2003, Mr. Li was the president of Shenzhen Guanxu Electronics Co., Ltd. He conducted a number of reforms and greatly improved company management. From November 1995 to December 2000, Mr. Li was the vice president of Guanzhou Xunxing Communication Equipment, a subsidiary of China Telecommunications Corporation. During these years, he diversified the company’s product line and increased the company’s sales from RMB 50 million to RMB 300 million. From January 1992 to October 1995, Mr. Li worked as assistant president in Shenzhen Jingkong Chaoying Electronic Industry Co., Ltd. As reported in our Current Report on Form 8-K filed with the SEC on March 24, 2011, effective March 18, 2011, Mr. Fushun Li resigned as a director of the Company.

All of our directors hold their positions on the board until our next annual meeting of the shareholders and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have rich experience in their professional area or in our business related industry. The Board believes that through their different backgrounds, they bring a wealth of experiences, new ideas and solution to the Board.

Directorships

Mr. Elan Yaish also serves as a director of US China Mining Group, Inc., a company traded on the OTC BB. Except for the foregoing, none of our directors have held directorships in other reporting companies and registered investment companies at any time during the past five years.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Committees

The Company’s business, property and affairs are managed by or under the direction of the Board of Directors (the “Board”). Members of the Board are kept informed of our business through discussion with the chief executive and financial officers, by reviewing materials provided to them and by participating at meetings of the Board and its committees.

As of June 13, 2010, our board of directors has three committees - the audit committee, the compensation committee and the nominating committee. The audit committee is comprised of Elan Yaish, Shuxian Cui, and Li Liu with Elan Yaish serving as Chairman. The compensation committee is comprised of Elan Yaish, Shuxian Cui, and Li Liu, with Li Liu serving as chairman. The nominating committee is comprised of Elan Yaish, Shuxian Cui, and Li Liu, with Li Liu serving as chairman. All of the directors who serve on each of the audit, compensation, and nominating committees are "independent" directors based on the definition of independence in the listing standards of the NYSE Corporate Governance Rules.

Audit Committee

Our audit committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our Board has adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.  A copy of the audit committee’s current charter is available on our website at http://www.newenergysystemsgroup.com/pdf/Audit%20Committee%20Charter.pdf.

Our Board has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Elan Yaish.

Compensation Committee

The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally.  If so authorized by the Board, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt.  The compensation committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee.  Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations.  The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers. A copy of the compensation committee’s current charter is available on our website at http://www.newenergysystemsgroup.com/pdf/Compensation%20Committee%20Charter.pdf.

Nominating Committee

The nominating committee is involved in evaluating the desirability of and recommending to the Board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally.  A copy of the nominating committee’s current charter is available on our website at http://www.newenergysystemsgroup.com/pdf/Nominating%20Committee%20Charter.pdf.

The nominating committee will consider qualified director candidates recommended by stockholders if such recommendations for director are submitted in writing to our Secretary at 116 West 23rd St., 5th Fl, New York, NY 10011, provided such recommendation has been made in accordance with the relevant by-laws.

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the Board, have been adopted.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available on our website at http://www.newenergysystemsgroup.com/pdf/CODE%20OF%20ETHICS%20AND%20BUSINESS%20CONDUCT%20FOR%20OFFICERS.pdf.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except that Elan Yaish, Shuxian Cui, Nian Chen, Li Lui, Fushun Li, Jufeng Chen, Guofu Xiong, Weihe Yu, and Dai Rongqi were each late in filing a Form 3.

ITEM 11.   EXECUTIVE COMPENSATION

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our two other most highly compensated executive officers who were serving at the end of 2010, whom we refer to collectively in this annual report on Form 10-K  as the “named executive officers”:

Summary Compensation Table

						Non-	Nonqualified
Name						Equity	Deferred	All
and				Stock	Option	Incentive	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Nian Chen	2010	$11,147	0	0	0	0	0	0	$11,147
CEO (1)	2009	$-	-	-	-	-	-		$-

Fushun Li	2010	$7,298	0	0	0	0	0	0	$7,298
Former CEO (2)	2009	$5,882	0	0	0	0	0	0	$5,882

Zhongnan Xu	2010	$-	-	-	-	-	-	-	$-
Former CEO (3)	2009	$0	0	0	0	0	0	0	$0

Jugen Chen	2010	$17,647	0	0	0	0	0	0	$17,647
CFO	2009	$10,294	0	0	0	0	0	0	$10,294

Weihe Yu	2010	$26,470	0	0	0	0	0	0	$26,470
Chairman	2009	$1,523	0	0	0	0	0	0	$1,523

(1)	Mr. Nian Chen has been our CEO since May 14, 2010.
(2)	Mr. Fushun Li was our CEO from May 5, 2009 and resigned as our CEO on May 14, 2010.
(3)	Mr. Zhongnan Xu was our CEO from January 4, 2007 and resigned as our CEO on May 5, 2009.

Employment Agreements

We have an employment agreement with Mr. Weihe Yu, effective as of December 10, 2009. Pursuant to this agreement, Mr. Yu is entitled to receive an annual salary of $26,470 for his services as Chairman of the Board. The term of Mr. Yu’s employment agreement expires on December 10, 2012.

We have an employment agreement with Mr. Jufeng Chen, effective as of September 1, 2009. Pursuant to this agreement, Mr. Chen is entitled to receive an annual salary of $17,647 for his services as Chief Financial Officer. The term of Mr. Chen’s employment agreement expires on September 1, 2012.

Our subsidiary, Shenzhen Anytone, has an employment agreement with Mr. Nian Chen, effective as of September 1, 2008. Pursuant to this agreement, Mr. Chen is entitled to receive an annual salary of $17,614 for his services as Chief Executive Officer. The term of Mr. Chen’s employment agreement expires on September 1, 2011.

Apart from the abovementioned agreements, there are no current employment agreements between the Company and its executive officers.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal years ended December 30, 2010 and 2009:

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Elan Yaish	2010	$30,000	-	25,000	-	-	-	55,000
Director (1)	2009	$-	-	-	-	-	-	-
Shuxian Cui	2010	$9,139	-	-	-	-	-	9,139
Director (2)	2009	-	-	-	-	-	-	-
Li Liu,	2010	$762	-	-	-	-	-	762
Director(3)	2009	-	-	-	-	-	-	-
Ronqui Dai,	2010	$0	-		-	-	-	0
Director(4)	2009	-	-	-	-	-	-	-

(1) Pursuant to a letter agreement by and between Mr. Elan Yaish and the Company, effective June 11, 2010, Mr. Yaish is entitled to receive an annual fee of $30,000, payable on a quarterly basis. Mr. Yaish also received options to purchase an aggregate of 25,000 shares of common stock of the Company as consideration of his service as a director. Such options shall bear an exercise price of $6.55 and shall vest in two equal installments, with the first installment to vest on the date of grant and the second installment to vest on the first anniversary of the date of grant.

(2) Effective June 9, 2010, Ms. Cui is entitled to receive an annual fee of $9,139, payable on a monthly basis, as consideration for her services as a director.

(3) Effective May 18, 2010, Mr. Liu is entitled to receive an annual fee of $762 as consideration for his services as director.

(4) Mr. Dai served as our director from April 29, 2010 to June 9, 2010. During this period, Mr. Dai was entitled to receive an annual fee of $762 as consideration for his services as director. However, due to Mr. Dai’s personal reasons, he resigned from this position one month after appointed. He did not receive any compensation in 2010.

(5) Calculations are based on the Black-Scholes option pricing model with the following assumptions: volatility of 100%, the risk-free interest rate of 1.6%, expected dividend yield of 0% and expected life of 3.5 to 4 years.

Except as set forth above, we have no arrangements for the remuneration of officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. Other than as reflected in the tables above, no remuneration has been paid to our officers or directors. Except as set forth above, there are no agreements or understandings with respect to the amount or remuneration those officers and directors are expected to receive in the future.

Outstanding Equity Awards at Fiscal Year-End

As of the end of the fiscal year ended December 31, 2010, there were no unexercised options, stock that has not vested, and equity incentive plan awards outstanding for each of our named executive officers.
Pension and Retirement Plans

 Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our named executive officers, and (iv) all executive officers and directors as a group as of March 4, 2011. Unless otherwise indicated, each person’s address is 116 West 23rd Street, 5th Floor, New York, NY 10011.

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock	Options	Preferred Shares (2)	Total	Percentage of Common Stock (%)(1)(2)	Percentage of Preferred Shares (%)(3)	Percentage of Voting Power (%)(2)
Owner of More than 5% of Class

Huoqing Yang Haoyuan Chemical Company Limited Chengming Industrial Park, Shouguang City, Shandong Province, PRC	228,890	0	2,553,030	484,193(4)	3.2%	100%	56.27%

Gold River Industrial Holding Limited (4) Room 806, Decheng Building, No 20, Queens E. Blvd., Hong Kong, China	1,078,182	0	0	1,078,182	7.5%	-	3.35%
Directors and Executive Officers
Nian Chen Chief Executive Officer	0	0	0	0	-	-	-

Junfeng Chen Chief Financial Officer	0	0	0	0	-	-	-

Weihe Yu (5) Chairman	1,078,182	0	0	1,078,182	7.5%	-	3.35%

Elan Yaish	12,500	25,000	0	12,500	0.1%	-	0.04%

Shuxian Cui	0	0	0	0	-	-	-

Li Lui	0	0	0	0	-	-	-

Fushun Li(6)	0	0	0	0	-	-	-

All Directors and Executive Officers (7 persons)	1,090,682	25,000	0	1,090,682	7.6%	-	3.39%
*Less than 1%

(1)   In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 4, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 4, 2011 (14,296,428), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) Each share of Series A Preferred Stock carries seven votes and converts into one-tenth of a share of common stock.  Voting power percentages are expressed on a pre-conversion basis. The number of shares of common stock underlying the Series A Preferred Stock, on an as-converted basis, for Huoquin Yang is 255, 303 shares, respectively.

(3) The total shares of Series A Preferred Stock outstanding on March 4, 2011 was 2,553,030.

(4) Represents total number of shares of common stock and total number of shares of common stock underlying the Series A Preferred Stock, on an as-converted basis.

(5) Weihe Yu holds sole voting and dispositive power over the shares held by Gold River Industrial Holding Limited.

(6) As reported in our Current Report on Form 8-K filed with the SEC on March 24, 2011, effective March 18, 2011, Mr. Fushun Li resigned as a director of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2010 and December 31, 2009, the Company had $270,522 and $262,380 unsecured, due on demand, and non interest-bearing advances, respectively, to the original owners of Anytone International.

As of December 31, 2010 and December 31, 2009, the Company had $543,585 and $527,225 unsecured, due on demand and non interest-bearing loan payable, respectively, to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

Except as disclosed above, at no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

We paid our former independent registered public accounting firm, Kabani & Company, Inc., $12,500 during 2009 for their professional services rendered in connection with their quarterly review of financial statements for our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

The following table sets forth the fees that the Company accrued or paid to Goldman Parks Kurland Mohidin LLP (“GKM”) during fiscal 2010 and fiscal 2009.

	2010	2009
Audit Fees(1)	$185,000	$60,000
Audit-Related Fees(2)	4,750	20,000
Tax Fees(3)	-	-
All Other Fees	-	-
Total	$189,750	$80,000

(1)   Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2)   Audit-related fees relate to professional services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including due diligence.

(3)   Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning for the Company. The Company does not engage GKM to perform personal tax services for its executive officers.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document	Location
2.1	Share Exchange Agreement, dated February 14, 2006, between us, UPE Limited (Far East), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., and the shareholders of UPE Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed February 21, 2006

2.2	Amended and Restated Share Exchange Agreement, dated March 22, 2006, between us, Galaxy View International Ltd., Shenzhen Sono, and the shareholders of Galaxy View International Ltd.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 24, 2006

2.3	Share Exchange Agreement and Plan or Reorganization	Incorporated by reference as Exhibit 10.1 to Form 8-K filed September 29, 2004

3.1.1	Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(1) to Form 8-K filed September 16, 2004

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(2) to Form 8-K filed September 16, 2004

3.1.3	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(3) to Form 8-K filed September 16, 2004

3.1.4	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3(i) to Form 8-K filed July 28, 2006

3.1.5	Certificate of Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on November 19, 2009

3.1.6	Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on October 21, 2010.

3.2	Bylaws	Incorporated by reference as Exhibit 3.4 to Form SB-2/A filed March 22, 2002

4.1	Form of Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form SB-2/A filed March 22, 2002

4.2	2004 Equity Incentive Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed March 2, 2004

4.3	Form of Class A, B and C Warrants	Incorporated by reference as Exhibit 4.3 to Form 10-KSB filed March 30, 2006

4.4	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine's Garden and the Investors	Incorporated by reference as Exhibit 4.1 to Form 8-K filed March 22, 2004

10.1	Sales Contract dated April 21, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Shenzhen Gao Yi Electonics Co. LTD.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 22, 2005

10.2	Sales Contract dated July 12, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Wuhan Jie Xin Communication Development Co., LTD.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed July 14, 2005

10.3	Sales Contract dated December 31, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed January 6, 2006

10.4	Loan Agreement dated March 10, 2006, between New Energy Systems Group and United Private Equity (The Pacific) Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 15, 2006

10.5	Employment Agreement dated December 10, 2009 between New Energy Systems Group and Weihe Yu	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.6	Employment Agreement dated July 1, 2009 between New Energy Systems Group and Fushun Li	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.7	Employment Agreement dated September 1, 2009 between New Energy Systems Group and Junfeng Chen	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.8	Share Exchange Agreement, dated November 10, 2010, by and among Shenzhen Anytone Technology Co. Ltd, Shenzhen Kim Fai Solar Energy Technology Co., Ltd., and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 12, 2010

10.9	Letter of Appointment, dated June 11, 2010, by and between Mr. Elan Yaish and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed June 17, 2010

10.10	Lease Agreement, dated August 28, 2009, by and between Shenzhen Longgang District Tailian Industrial Development Co., Ltd. and Shenzhen NewPower Technology Co., Ltd.	Filed herewith

10.11	Lease Agreement, dated January 1, 2009, by and between China Great wall calculator Shenzhen Co., Ltd. And Shenzhen Anytone Technology Co., Ltd.	Filed herewith

10.12	2004 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on March 2, 2004

10.13	China Digital Communication Group 2009 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on October 28, 2009

10.14	Employment Agreement, dated September 1, 2008, by and between Nian Chen and Shenzhen Anytone Technology Co., Ltd.	Filed herewith

10.15	Lease Agreement, dated December 23, 2005, by and between Kim Fai	Filed herewith

14.1	Code of Ethics	Incorporated by reference as Exhibit 14.1 to Form 8-K filed June 17, 2010

21.1	Subsidiaries	Filed herewith

23.1	Consent of Kabani & Company, Inc.	Incorporated by reference s Exhibit 23.1 to the Registration Statement on Form S-8 filed on October 28, 2009

23.2	Consent of Berkman, Henoch, Peterson & Peddy, P.C.	Incorporated by reference s Exhibit 23.2 to the Registration Statement on Form S-8 filed on October 28, 2009

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Date: March 28, 2011	By:	/s/ Nian Chen
Nian Chen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nian Chen
Nian Chen	Chief Executive Officer (Principal Executive Officer)	March 28, 2011

/s/ Jufeng Chen
Jufeng Chen	Chief Financial Officer (Principal Financial Officer and	March 28, 2011
Principal Accounting Officer)
/s/ Weihe Yu
Weihe Yu	Director - Chairman of the Board of Directors	March 28, 2011

/s/ Elan Yaish
Elan Yaish	Director	March 28, 2011

/s/ Shuxuan Cui
Shuxian Cui	Director	March 28, 2011

/s/ Li Liu
Li Liu	Director	March 28, 2011

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
New Energy Systems Group

We have audited the accompanying consolidated balance sheets of New Energy Systems Group and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Kurland Mohidin LLP

Goldman Kurland Mohidin LLP
Encino, California
March 28, 2011

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
		（Restated）
Current assets
Cash and equivalents	$13,065,008	$3,651,990
Accounts receivable	11,192,150	9,776,041
Inventory	2,420,009	502,702
Other receivables	47,249	433,804
Due from shareholders	270,522	262,380
Deferred compensation	675,000	675,000

Total current assets	27,669,938	15,301,917

Noncurrent assets
Prepayment for Newpower acquisition	-	2,999,473
Deposits	-	37,626
Plant, property & equipment, net	1,134,029	699,790
Deferred compensation-noncurrent	1,098,493	1,773,493
Goodwill	60,555,607	19,775,939
Intangible assets, net	19,969,021	15,772,344

Total noncurrent assets	82,757,150	41,058,665

Total assets	$110,427,088	$56,360,582

Current liabilities
Accounts payable	$6,655,592	$3,579,714
Accrued expenses	7,453,118	5,515,909
Taxes payable	1,553,206	762,430
Loan payable to related party	543,585	527,225

Total current liabilities	16,205,501	10,385,278

Deferred tax liability	4,798,822	3,001,584

Total Liabilities	21,004,323	13,386,862

Commitements and Contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 2,553,030 and 7,575,757 shares authorized, issued and outstanding as of December 31, 2010 and 2009	2,553	7,576
Common stock, $.001 par value, 140,000,000 shares authorized, 14,278,928 and 11,863,390 shares issued and outstanding as of December 31, 2010 and 2009	14,279	11,863
Additional paid in capital	73,171,435	42,697,186
Statutory reserves	2,323,603	2,070,081
Other comprehensive income	1,834,341	1,225,986
Retained earnings (Accumulated deficit)	12,076,554	(3,038,972)

Total stockholders' equity	89,422,765	42,973,720

Total liabilities and stockholders' equity	$110,427,088	$56,360,582

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Revenue, net
Battery	$79,814,242	$19,918,846
Battery shell and cover	11,758,403	6,457,044
Solar	3,089,012	-
Total revenue	94,661,657	26,375,890

Cost of sales
Battery	58,170,005	13,735,160
Battery shell and cover	8,170,779	4,596,379
Solar	2,104,528	-
Total cost of sales	68,445,312	18,331,539

Gross profit	26,216,345	8,044,351

Operating expenses
Selling	422,491	124,845
General and administrative	5,940,666	1,213,783
Total operating expenses	6,363,157	1,338,628

Income from operations	19,853,188	6,705,723

Other income (expenses)
Other expense	(735)	(5,794)
Interest income (expense)	75,417	(49,436)
Total other income (expense), net	74,682	(55,230)

Income before income taxes	19,927,870	6,650,493

Provision for income taxes	4,738,485	813,098

Net income	15,189,385	5,837,395

Other comprehensive income
Foreign currency translation	608,355	81,816

Comprehensive income	$15,797,740	$5,919,211

Net income per share
Basic	$1.25	$0.91
Diluted	$1.18	$0.82

Weighted average number of shares outstanding:
Basic	12,191,008	6,393,067
Diluted	12,896,826	7,150,642

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

						Other		Retained Earnings	Total
	Common Stock		Preferred Stock		Additional Paid	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Income	Reserve	Deficit)	Equity

Balance at January 1, 2009	5,446,105	5,446	7,575,757	7,576	16,999,362	1,144,170	593,445	(8,115,489)	10,634,510

Shares issued for capital contribution	-	-	-	-	-	-	-	-	-

Net income for the year	-	-	-	-	-	-	-	5,837,395	5,837,395

Stock issued for service	1,000,000	1,000	-	-	2,699,000	-	-	-	2,700,000

Common stock issued for acquisitions	5,417,285	5,417	-	-	22,998,824	-	715,758	-	23,719,999

Transfer to statutory reserve	-	-	-	-	-	-	760,878	(760,878)	-

Foreign currency translation gain	-	-	-	-	-	81,816	-	-	81,816

Balance at December 31, 2009 (Restated)	11,863,390	11,863	7,575,757	7,576	42,697,186	1,225,986	2,070,081	(3,038,972)	42,973,720

Preferred stock convert to common stock	502,273	502	(5,022,727)	(5,023)	4,520	-	-	-	-

Net income for the year	-	-	-	-	-	-	-	15,189,386	15,189,386

Common stock issued for acquisitions	1,913,265	1,913	-	-	30,335,097	-	179,662	-	30,516,672

Compensation expenses related to stock options	-		-	-	103,047	-	-	-	103,047

Compensation expenses related to warrants	-		-	-	31,585	-	-	-	31,585

Transfer to statutory reserve	-	-	-	-	-	-	73,860	(73,860)	-

Foreign currency translation gain	-	-	-	-	-	608,355	-	-	608,355

Balance at December 31, 2010	14,278,928	$14,279	2,553,030	$2,553	$73,171,435	$1,834,341	$2,323,603	$12,076,554	$89,422,765

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$15,189,385	$5,837,395
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,043,808	468,514
Deferred tax liability	(597,768)	(31,916)
Deferred compensation expense	675,000	-
Loss on disposal of fixed asset	1,534	7,794
Stock options expense	103,047	251,507
Warrants expense	31,585	-
(Increase) / decrease in current assets:
Accounts receivable	3,505,551	(1,730,909)
Inventory	(1,321,906)	2,572,107
Prepaid expenses, deposits and other receivables	613,733	1,670
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(332,945)	(3,326,375)
Taxes payable	609,513	515,157

Net cash provided by operating activities	21,520,537	4,564,944

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(6,529,286)	-
Prepayment for Newpower acquisition	-	(2,998,244)
Cash acquired in acquisition	-	2,401,140
Acquisition of Anytone	-	(5,000,000)
Cash acquired in acquisition of Newpower	705,514	-
Proceeds from sale of property and equipment	2,370	-
Acquisition of property and equipment	(154,936)	(1,068)

Net cash used in investing activities	(5,976,338)	(5,598,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability for Anytone	(5,000,000)	-
Repayment of loan payable	-	(2,195,872)
Receivable from related party		(74,857)
Repayment to related party	(1,373,809)	-

Net cash used in financing activities	(6,373,809)	(2,270,729)

Effect of exchange rate changes on cash and equivalents	242,628	(13,507)

Net increase (decrease) in cash and equivalents	9,413,018	(3,317,464)

Cash and equivalents, beginning	3,651,990	6,969,454

Cash and equivalents, ending	$13,065,008	$3,651,990

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income taxes	$4,534,300	$748,306

Interest	$-	$91,260

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 1 – ORGANIZATION

New Energy Systems Group ("New Energy" or the "Company", FKA: China Digital Communication Group) was incorporated under the laws of the State of Nevada on March 27, 2001, operating its business through its wholly owned subsidiaries E'Jenie Technology Development Co., Ltd ("E'Jenie"), Shenzhen Anytone Technology Co., Ltd. ("Shenzhen Anytone"), Shenzhen NewPower Technology Development Co., Ltd. ("NewPower"), Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai"), companies incorporated under the laws of the People's Republic of China ("PRC"). Through our subsidiaries, the Company manufactures and distributes lithium battery, battery shells and related application products primarily in China. When used in these notes, the terms "Company," "we," "our," or "us" mean New Energy Systems Group and its Subsidiaries.

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

On April 24, 2007, the Company entered into an Agreement to transfer shares of Sono to Liu Changqing and Wang Feng (collectively, the “Purchasers”) for the sale of its wholly-owned subsidiary Sono. Changqing purchased 60% and Feng purchased 40% of Sono. For all outstanding shares of Sono, the Purchasers paid $3,000,000.  The Company disposed of Galaxy View and its wholly-owned subsidiary Sono, on April 24, 2007.

In connection with the acquisition of Galaxy View, the Company issued Series A Preferred Stock to the selling shareholders.  On June 29, 2006, the Company filed with the Secretary of State of Nevada a Certificate of Designation of Series A Convertible Preferred Stock designating 7,575,757 of the Company’s previously authorized preferred stock. Each share of Series A Preferred Stock entitles the holder to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one tenth of one share of the Company’s common stock on June 29, 2011 (after providing for the July 13, 2009, 10-to-1 reverse stock split of the Company’s common stock). Each share of Series A Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, ranks (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.  Series A Preferred Stock is not entitled to any preferred dividend. However, the preferred shareholders will share the dividend on common stock proportionately if and when the dividend on Common Stock is declared. On October 20, 2010, the Company filed an Amendment to its Certification of Designations, Preferences and Rights for its Series A Convertible Preferred Stock. As a result of the Amendment, the Series A is convertible at the option of the holder until June 29, 2011, when every ten (10) issued and outstanding shares of Series A shall be automatically convertible into one (1) share of common stock (on a post-split basis). Additionally, the Series A shall continue to be subject to a lock-up provision through June 29, 2011, provided, however, that the common stock issuable upon the optional conversion of the Series A shall not be subject to such lock-up limitations. As of December 31, 2010, 5,022,727 shares Series A preferred stock was converted to 502,273 shares of common stock, and there were 2,553,030 shares of Series A preferred stock outstanding.

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

On September 8, 2009, the Company amended the Company’s Articles of Incorporation to change the Company’s name to “New Energy Systems Group.”

On December 7, 2009, the Company closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (H.K.) Co., Ltd. (“Anytone International”) and Shenzhen Anytone-Technology Co., Ltd. (“Shenzhen Anytone”).  Shenzhen Anytone is a subsidiary of Anytone International, collectively referred to as “Anytone”.  Pursuant to the share exchange agreement, the Company issued the shareholders of Anytone International 3,593,939 shares of the Company's common stock with a restrictive legend, and agreed to pay $10,000,000. The acquisition was completed on December 7, 2009.  Anytone is engaged in manufacturing and distribution of lithium batteries.

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

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone executed a share exchange agreement to acquire all the equity interest of Kim Fai, a Chinese company engaged in the technology development and sale of solar application products and solar energy batteries, with the shareholders of Kim Fai. The purchase price for 100% of the outstanding stock of Kim Fai was $13,000,000 to be paid in cash and 1,913,265 shares of common stock valued at $14,999,998, which was determined by multiplying the 1,913,265 shares by the stock price of New Energy at the acquisition date. As of December 31, 2010, $6,529,286 had been paid and 1,913,265 shares have been issued.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Yuan Renminbi (CNY); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”).

Exchange Gain (Loss)

During 2010 and 2009, the transactions of E’Jenie, Anytone and Newpower were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During 2010 and 2009, the accounts of E’Jenie, Anytone, Kim Fai and NewPower were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into $ in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

Revenue Recognition

The Company manufactures and distributes batteries, battery shells and covers for cellular phones in PRC. The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due or the possible return of goods. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue is the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

At December 31, 2010 and 2009, the Company had not taken any significant uncertain tax positions on its tax returns for 2009 and prior years or in computing its tax provision for 2010.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Supplemental Cash Flow Disclosures

Cash from operating, investing and financing activities excluded the effect of the acquisition of NewPower and Kim Fai on January 12, 2010 and November 10, 2010, respectively (See Note 14).

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At December 31, 2010 and 2009, the Company had $13,056,000 and $3,644,000 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The allowance for doubtful accounts was $0 at December 31, 2010 and 2009.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.  As of December 31, 2010 and 2009, inventory consisted of the following:

	2010	2009
Raw Materials	$1,713,403	$133,358
Work-in-process	219,379	44,250
Finished goods	487,227	334,095
	2,420,010	511,703
Less: reserve for impairment of inventory	-	(9,001)
	$2,420,009	$502,702

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of December 31, 2010 and 2009, Property, Plant & Equipment consisted of the following:

	2010	2009
Machinery	$1,456,268	$936,049
Automobile	25,972	25,189
Office equipment	115,504	81,674
Building	607,726	589,436
Subtotal	2,205,470	1,632,348
Accumulated depreciation	(1,071,441)	(932,558)
Plant, Property & Equipment, Net	$1,134,029	$699,790

Depreciation was $215,000 and $193,000 for 2010 and 2009, respectively.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.   ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”) (codified in FASB ASC Topic 350), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. At December 31, 2010, the Company determined there was no impairment to the goodwill.

Intangible Assets

The Company applies criteria in SFAS No. 141(R), “Business Combinations” (codified in FASB ASC Topic 805) to determine if an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, (codified in FASB ASC Topic 350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (codified in FASB ASC Topic 360). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the fair value of the intangible, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

Note 3 – INTANGIBLE ASSETS

As of December 31, 2010 and 2009, intangible assets consisted of the following:

	2010	2009

Customer relationships	$2,691,445	$2,691,445
Designs	366,850	366,850
Proprietary technology	270,850	270,850
Land use rights	607,726	589,436
Patents	22,176,943	15,167,497
Totals	26,113,814	19,086,078
Impairment in 2007	(1,972,598)	(1,972,598)
Accumulated amortization	(4,033,845)	(1,341,136)
Intangible assets, net	$19,969,021	$15,772,344

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

The intangible assets are amortized over 10-30 years.  Amortization was $2,829,000 and $275,000 for 2010 and 2009, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from December 31, 2010 is estimated to be:

December 31, 2011	$2,806,000
December 31, 2012	2,806,000
December 31, 2013	2,806,000
December 31, 2014	2,806,000
December 31, 2015	2,806,000
Thereafter	5,939,021
Total	$19,969,021

Note 4 – TAXES PAYABLE

As of December 31, 2010 and 2009, taxes payable comprised the following:

	2010	2009

Income tax	$1,357,108	$526,043
VAT tax	185,072	224,137
Other	11,026	12,250
Total	$1,553,206	$762,430

Note 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2010 and 2009, accounts payable and accrued expenses comprised of the following:

	2010	2009

Accounts payable	$6,655,592	$3,579,714
Payable of purchase of Anytone (Note 14)	-	5,000,000
Payable for expense reimbursement	721,732	297,318
Accrued payroll	237,469	137,316
Other	167,932	81,275
Payable of purchase of Kim Fai (Note 14)	6,325,985	-
Total	$14,108,710	$9,095,623

Note 6 – RELATED PARTY TRANSACTIONS

Due from Shareholders

As of December 31, 2010 and 2009, the Company had $270,522 and $262,380 unsecured, due on demand, and non interest-bearing advances to the original owners of Anytone International.

Loan payable to Related Party

As of December 31, 2010 and 2009, the Company had $543,585 and $527,225 unsecured, due on demand and non interest-bearing loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

Note 7 – DEFERRED TAX LIABILITY

Deferred tax is the difference between the tax bases and book bases of intangible assets. At December 31, 2010, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone and NewPower.  At December 31, 2009, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone.

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

The Company recorded $103,047 as compensation expense for stock options during 2010.

The Company entered into a one-year consulting agreement with an IR firm on November 1, 2010. The monthly payment at $8,550 will be made at the beginning of each month; on December 4, 2010, the Company also granted the IR firm a warrant to purchase 36,000 shares for each 6 months contract period at excise price of $5.90, a term of three years which will vest on November 1, 2011.  If the agreement is cancelled after six months by either party, the IR firm will be entitled to a pro-rata of the warrants for the period services were provided. The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each  balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The fair value of the warrants was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of warrants was $188,993.

The Company recorded $31,585 as compensation expense for stock options during 2010.

The outstanding options (post-reverse stock split) as of December 31, 2010 listed as follow:

Number of Shares
Outstanding at January 01, 2009	25,000

Granted	-
Exercised	-
Expired	(15,000)

Outstanding at December 31, 2009	10,000
Exercisable at December 31, 2009	10,000

Granted	25,000
Exercised	-
Expired	10,000

Outstanding at December 31, 2010	25,000
Exercisable at December 31, 2010	12,500

Options outstanding (post-reverse stock split) at December 31, 2010 are as follows:

Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$$6.55	25,000	2.44	$6.55	12,500	$6.55

Note 9 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

Stock issued to consultants

On August 18, 2009, the Company entered into a four-year consulting agreement to promote the Company's image in both the industry and capital markets. In connection with this agreement, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to these eight consultants.  During 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. During 2010, the Company amortized $675,000 as stock-based compensation. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received.  A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset, of which, $675,000 was current, and $1,098,493 was noncurrent.

Stock issued for acquisition

On December 3, 2009, the Company issued 3,593,939 shares of common stock, valued at $6.60 per share which was the stock price at the acquisition date, to pay the stock portion of the purchase consideration for the acquisition of Anytone. The common stock was valued at $23,719,997 at the issuance date.

In connection with the acquisition of NewPower, on December 30, 2009, the Company issued 1,823,346 shares of common stock valued at $8.51 per share; however the acquisition closed on January 12, 2010. Accordingly, the Company recorded the shares at Par value of $0.001 at $1,823 as a result of the issuance of the shares.   The fair value of the 1,823,346 shares of $ 15,516,674 was recorded on January 12, 2010.

On November 10, 2010, the Company issued 1,913,265 shares of common stock valued at $7.84 per share which was the stock price at the acquisition date, to pay the stock portion of the purchase consideration for the acquisition of Kim Fai. The common stock was valued at $14,999,998 at the issuance date.   The transaction closed on November 10, 2010.

Note 10 – INCOME TAXES

As of December 31, 2010, the Company in the US had approximately $2,584,000 in net operating loss (“NOL”) carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the US entities at December 31, 2010 consists mainly of NOL carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of December 31, 2010. Accordingly, the Company has no net deferred tax assets.

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

Subsidiary E’Jenie was qualified as new technology enterprise under PRC Income Tax Law and still subject to the tax holiday with applicable EIT of 22% for 2010 and 10% for 2009, respectively. The newly acquired subsidiary Anytone, NewPower and Kim Fai’s effective EIT for 2010 is 22% and was 20% for 2009.

Consolidated foreign pretax earnings approximated $21,600,000 and $7,400,000 for 2010 and 2009. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are indefinitely invested outside the United States. At December 31, 2010, approximately $33,664,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $6,622,000 would have to be provided if such earnings were remitted currently.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for 2010 and 2009, respectively:

	2010	2009
US statutory rates	34%	34%
Tax rate difference	(10)%	(10)%
Effect of tax holiday	(3)%	(15)%
Valuation allowance on deferred tax on US NOL	3%	3%
Tax expense at actual rate	24%	12%

The provisions for income taxes for 2010 and 2009 consisted of the following:

	2010	2009
Income tax expense – current	$5,336,253	$845,014
Income tax benefit – deferred	(597,768)	(31,916)
Total income tax expense	$4,738,485	$813,098

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

Note 12 - MAJOR CUSTOMERS AND VENDORS

The Company purchased its products from three vendors which accounted for 12%, 12% and 11% of total purchases during 2010. Accounts payable to these vendors were $0, $534,546 and $397,111 as of December 31, 2010. The Company purchased its products from three vendors during 2009 with each vendor individually accounting for 24%, 23% and 19% of total purchases. Accounts payable to these vendors were $648,017, $340,848 and $217,116 as of December 31, 2009.

 One customer accounted for 13% of the sales for 2010. Accounts receivable from this customer was $1,031,052 as of December 31, 2010. Two customers accounted for 49% and 15% of the total sales during 2009. Accounts receivable from these customers were $4,229,689 and $866,060 as of December 31, 2009.

Note 13 – SEGMENT REPORTING

The Company has two operating segments: battery components manufacture and battery assembly and distribution.  These operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive and chief financial officers were identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	2010	2009

Revenues from unaffiliated customers:
Battery	$79,814,242	$19,918,846
Battery shell and cover	11,758,403	6,457,044
Solar	3,089,012	-
Consolidated	$94,661,657	$26,375,890
Operating income (loss):
Battery	$17,487,125	$5,955,072
Battery shell and cover	3,164,895	1,529,223
Solar	873,233	-
Corporation	(1,672,065)	(778,572)
Consolidated	$19,853,188	$6,705,723
Net income (loss) :
Battery	$13,833,045	$5,357,261
Battery shell and cover	2,438,685	1,258,986
Solar	590,522	-
Corporation	(1,672,867)	(778,852)
Consolidated	$15,189,385	$5,837,395
Depreciation and amortization:
Battery	$2,790,106	$160,578
Battery shell and cover	156,596	215,176
Solar	4,346	-
Corporation	92,760	92,760
Consolidated	$3,043,808	$468,514

The Company does not identify assets by segment.

Note 14 - ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On November 19, 2009, the Company entered into a share exchange agreement with Anytone International and Shenzhen Anytone. Shenzhen Anytone is a subsidiary of Anytone International, collectively referred as Anytone. Pursuant to the share exchange agreement, the Company issued the shareholders of Anytone International 3,593,939 shares of the Company's Common Stock with a restrictive legend, and agreed to pay $10,000,000.  The acquisition closed on December 7, 2009.  As of December 31, 2010, $10,000,000 was paid. Revenue and net income of Anytone included in the consolidated income statement for 2010 was $42,521,276 and $6,774,615, respectively.

The price for Anytone was $10,000,000 and 3,593,939 shares of common stock valued at $23,719,997, which was determined by multiplying the 3,593,939 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $20,449,737 is recorded as goodwill.

Cash	$2,401,140
Accounts receivable	651,062
Other receivables	842,463
Due from shareholder	262,396
Inventory	2,316,835
Property and equipment	42,209
Intangible assets	15,167,497
Goodwill	20,449,737
Accounts payable	(4,178,789)
Deferred tax liability	(3,707,297)
Loan payable	(527,256)
Purchase price	$33,719,997

On January 12, 2010, the Company closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with NewPower.  Pursuant to the share exchange agreement, E’Jenie acquired NewPower. The Company issued to the shareholders of NewPower, proportionally among the NewPower shareholders in accordance with their respective ownership interests in NewPower immediately before the closing of the Share Exchange, 1,823,346 shares of the Company’s Common Stock with a restrictive legend, and $3,000,000. As of December 31, 2010, $3,000,000 was paid.

The price for NewPower was $3,000,000 and 1,823,346 shares of common stock valued at $15,516,674, which was determined by multiplying the 1,823,346 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $13,564,691 is recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of NewPower included in the consolidated income statement for 2010 was $23,347,457 and $2,931,483, respectively.

Cash	$24,550
Accounts receivable	2,809,600
Tax receivable	100,584
Inventory	240,262
Property and equipment	327,354
Intangible assets	7,009,446
Goodwill	13,564,691
Accounts payable	(2,410,017)
Other payable and accrued expenses	(66,589)
Loan payable to related party	(1,361,999)
Deferred tax liability	(1,721,208)
Purchase price	$18,516,674

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone Technology Co. Ltd, executed a share exchange agreement to acquire all the equity interest of Shenzhen Kim Fai Solar Energy Technology Co., Ltd., a Chinese company engaged in the technology development and sale of solar application products and solar energy batteries, with all of the shareholders of Kim Fai.  The purchase price for 100% of the outstanding stock of Kim Fai was $13,000,000 to be paid in cash and 1,913,265 shares of common stock valued at $14,999,998, which was determined by multiplying the 1,913,265 shares by the stock price of New Energy at the acquisition date. As of December 31, 2010, $6,529,286 has been paid and 1,913,265 shares have been issued.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $26,541,178 is recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of Kim Fai included in the consolidated income statement for 2010 was $3,089,012 and $590,522, respectively.

Cash	$680,964
Accounts receivable	1,775,936
Other receivable	8,369
Inventory	313,481
Property and equipment	139,409
Goodwill	26,541,178
Accounts payable	(1,317,263)
Other payable and accrued expenses	(58,234)
Taxes payable	(83,842)
Purchase price	$27,999,998

The following unaudited pro forma consolidated results of operations for New Energy, Anytone, Kim Fai and NewPower for 2009 and 2010 presents the operations of New Energy, Anytone, Kim Fai and NewPower as if the acquisitions occurred January 1, 2009 and 2010, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

2009
Net revenue	$82,873,125
Cost of revenue	63,283,067

Gross profit	19,590,058
Total operating expenses	5,962,418

Income from operations	13,627,640
Total non-operating expenses	(93,098)

Income before income tax	13,534,542
Income tax	1,908,531

Net income	$11,626,011

Weighted average shares outstanding	13,723,617

Earnings per share	$0.85

2010
Net revenue	$109,350,186
Cost of revenue	78,448,566

Gross profit	30,901,620
Total operating expenses	6,846,706

Income from operations	24,054,914
Total non-operating income	81,928

Income before income tax	24,136,842
Income tax	5,573,995

Net income	$18,562,847

Weighted average shares outstanding	14,104,273

Earnings per share	$1.32

Note 15- COMMITMENTS

Anytone leased its office under a renewable operating lease with expiration date on December 30, 2013. The monthly rent is $12,500. For 2010, the rental expense was $150,000.

NewPower entered into a renewable rental agreement on October 12, 2010 with expiration date on October 11, 2011. The monthly payment is $900. For 2010, the rental expense was $1,800.

On April 20, 2010 Kim Fai entered into a 10 months lease agreement with monthly payment of $443. For the period from acquisition date until December 31, 2010, the rental expense was $886.

Future minimum rental payments required under operating leases as of December 31, 2010 are as follows by years:

2011	$160,000
2012	150,000
2013	150,000
$460,000