Form 10-Q
period 2011-03-31
NEW ENERGY SYSTEMS GROUP
filed 2011-05-19
CIK 1144320

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 000- 49715

NEW ENERGY SYSTEMS GROUP
______________________________________________________
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

       Large accelerated filer                                                                               Accelerated filer

       Non-accelerated filer  (Do not check if a smaller reporting company)     Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,296,428 shares of common stock, $.001 par value, were outstanding as of May 17, 2011.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements.
NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Restated)

Current assets
Cash and equivalents	$10,121,795	$13,065,008
Accounts receivable	17,169,890	11,192,150
Inventory	4,795,771	2,420,009
Other receivables	46,934	47,249
Due from shareholders	273,257	270,522
Deferred compensation	675,000	675,000

Total current assets	33,082,647	27,669,938

Noncurrent assets
Plant, property & equipment, net	1,115,997	1,134,029
Deferred compensation - noncurrent	929,743	1,098,493
Goodwill	60,863,441	60,555,607
Intangible assets, net	19,247,770	19,969,021

Total noncurrent assets	82,156,951	82,757,150

Total assets	$115,239,598	$110,427,088

Current liabilities
Accounts payable	$11,066,372	$6,655,592
Accrued expenses and other payables	1,193,653	1,127,133
Payable for Kimfai acquisition	-	6,325,985
Taxes payable	2,703,568	1,553,206
Loan payable to related party	549,082	543,585

Total current liabilities	15,512,675	16,205,501

Deferred tax liability	4,631,181	4,798,822

Total Liabilities	20,143,856	21,004,323

Stockholders' equity
Preferred stock, $.001 par value, 2,553,030 shares authorized, issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	2,553	2,553
Common stock, $.001 par value, 140,000,000 shares authorized, 14,296,428 and 14,278,928 shares issued and outstanding as of March 31, 2011 and	14,296	14,279
December 31, 2010, respectively
Additional paid in capital	74,137,861	73,171,435
Statutory reserves	2,436,761	2,323,603
Other comprehensive income	1,949,192	1,834,341
Retained earnings	16,555,079	12,076,554

Total stockholders' equity	95,095,742	89,422,765

Total liabilities and stockholders' equity	$115,239,598	$110,427,088

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
		(Restated)

Revenue, net
Battery	$20,052,391	$19,399,150
Battery shell and cover	1,518,822	3,053,513
Solar panel	5,514,918	-
Total revenue	27,086,131	22,452,663

Cost of sales
Battery	12,710,728	14,073,985
Battery shell and cover	1,053,855	1,953,393
Solar panel	3,876,878	-
Total cost of sales	17,641,461	16,027,378

Gross profit	9,444,670	6,425,285

Operating expenses
Selling	364,180	125,974
General and administrative	1,755,619	1,374,155
Total operating expenses	2,119,799	1,500,129

Income from operations	7,324,871	4,925,156

Other income
Other income	5,379	8,287
Interest income	8,033	21,289
Total other income, net	13,412	29,576

Income before income taxes	7,338,283	4,954,732

Provision for income taxes	(1,877,728)	(1,172,866)

Net income	5,460,555	3,781,866

Other comprehensive income
Foreign currency translation	114,851	4,210

Comprehensive income	$5,575,406	$3,786,076

Net income per share
Basic	$0.38	$0.32
Diluted	$0.38	$0.30

Weighted average number of shares outstanding:
Basic	14,286,511	11,863,390
Diluted	14,558,566	12,623,895

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,460,555	$3,781,866
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	768,370	760,851
Deferred tax liability	(167,641)	(134,717)
Deferred compensation expense	168,750	168,750
Loss on disposal of fixed asset	-	121
Warrants expense	10,071	-
(Increase) / decrease in current assets:
Accounts receivable	(5,840,687)	1,646,089
Inventory	(2,341,718)	(847,367)
Prepaid expenses, deposits and other receivables	790	433,887
Increase/(Decrease) in current liabilities:
Accounts payable	4,325,793	2,169,271
Accrued expenses and other payables	61,580	(2,265,368)
Taxes payable	1,131,689	875,670

Net cash provided by operating activities	3,577,552	6,589,053

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	24,550
Proceeds from sale of property and equipment	-	66
Acquisition of property and equipment	(12,456)	(3,844)

Net cash provided by (used in) investing activities	(12,456)	20,772

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability for Subsidiaries	(6,714,060)	(1,000,000)
Cash proceeds from warrant exercise	87,500	-
Repayment to related party	-	(732,397)

Net cash used in financing activities	(6,626,560)	(1,732,397)

Effect of exchange rate changes on cash and equivalents	118,251	1,449

Net increase (decrease) in cash and equivalents	(2,943,213)	4,878,877

Cash and equivalents, beginning of the period	13,065,008	3,651,990

Cash and equivalents, ending of the period	$10,121,795	$8,530,867

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income taxes	$1,396,883	$556,427

Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Note 1 – ORGANIZATION

New Energy Systems Group ("New Energy" or the "Company", FKA: China Digital Communication Group) was incorporated under the laws of the State of Nevada on March 27, 2001, operates its business through its wholly owned subsidiaries E'Jenie Technology Development Co., Ltd ("E'Jenie"), Shenzhen Anytone Technology Co., Ltd. ("Shenzhen Anytone"), Shenzhen NewPower Technology Development Co., Ltd. ("NewPower"), Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai"), companies incorporated under the laws of the People's Republic of China ("PRC"). Through our subsidiaries, the Company manufactures and distributes lithium battery, battery shells and related application products primarily in China. When used in these notes, the terms "Company," "we," "our," or "us" mean New Energy Systems Group and its Subsidiaries.

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

In connection with the acquisition of Galaxy View, the Company issued Series A Preferred Stock to the selling shareholders.  On June 29, 2006, the Company filed with the Secretary of State of Nevada a Certificate of Designation of Series A Convertible Preferred Stock designating 7,575,757 of the Company’s previously authorized preferred stock. Each share of Series A Preferred Stock entitles the holder to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one tenth of one share of the Company’s common stock on June 29, 2011 (after providing for the July 13, 2009, 10-to-1 reverse stock split of the Company’s common stock). Each share of Series A Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, ranks (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.  Series A Preferred Stock is not entitled to any preferred dividend. However, the preferred shareholders will share the dividend on common stock proportionately if and when the dividend on Common Stock is declared. On October 20, 2010, the Company filed an Amendment to its Certification of Designations, Preferences and Rights for its Series A Convertible Preferred Stock. As a result of the Amendment, the Series A is convertible at the option of the holder until June 29, 2011, when every ten (10) issued and outstanding shares of Series A shall be automatically convertible into one (1) share of common stock (on a post-split basis). Additionally, the Series A shall continue to be subject to a lock-up provision through June 29, 2011, provided, however, that the common stock issuable upon the optional conversion of the Series A shall not be subject to such lock-up limitations. As of March 31, 2011, 5,022,727 shares Series A preferred stock was converted to 502,273 shares of common stock, and there were 2,553,030 shares of Series A preferred stock outstanding.

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

On January 12, 2010, the Company closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with NewPower. Pursuant to the share exchange agreement, the Company’s subsidiary E’jenie acquired NewPower. The Company issued the shareholders of NewPower, 1,823,346 shares of the Company’s common stock with a restrictive legend, and $3,000,000. NewPower is engaged in manufacturing and distribution of lithium batteries.

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone executed a share exchange agreement to acquire all the equity interest of Kim Fai, a Chinese company engaged in the technology development and sale of solar application products, with the shareholders of Kim Fai. The price for 100% of the outstanding stock of Kim Fai was $13,000,000 to be paid in cash and 1,913,265 shares of common stock valued at $14,999,998, which was determined by multiplying the 1,913,265 shares by the stock price of New Energy at the acquisition date. The $13,000,000 was paid in RMB 88,400,000 at an exchange rate of 6.8:1 as stated in the agreement; however, based on the exchange rate of 6.645:1 at the acquisition date, RMB 88,400,000 was equivalent to $13,303,236 which was the actual cash portion of the purchase consideration that was recorded.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements included on Form 10-K (Restated) and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, its results of operations for the three months ended March 31, 2011 and March 31, 2010 (Restated) and its cash flows for the three months ended March 31, 2011 and March 31, 2010 (Restated) have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K (Restated) filed with the SEC.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).  The Company’s functional currency is the Chinese Yuan Renminbi (CNY); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”).

Exchange Gain (Loss)

During the three months ended March 31, 2011 and 2010, the transactions of E’Jenie, Anytone, Kim Fai and Newpower were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the three months ended March, 31, 2011 and 2010, the accounts of E’Jenie, Anytone, Kim Fai and NewPower were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into USD in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

Principles of Consolidation

The consolidated financial statements include the accounts of New Energy Systems Group and its wholly owned subsidiaries Billion, E’Jenie, Anytone, Kim Fai and Newpower, are collectively referred to the Company.  All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

The Company follows the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At March 31, 2011 and December 31, 2010, the Company had not taken any significant uncertain tax positions on its tax returns for 2010 and prior years or in computing its tax provision for 2011.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Supplemental Cash Flow Disclosures

Cash from operating, investing and financing activities from changes in assets and liabilities, was net of effects from the acquisitions of NewPower and Kim Fai on January 12, 2010 and November 10, 2010, respectively (See Note 14).

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

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At March 31, 2011 and December 31, 2010, the Company had $10,040,000 and $13,056,000 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The allowance for doubtful accounts was $0 at March 31, 2011 and December 31, 2010.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.  As of March 31, 2011 and December 31, 2010 (audited), inventory consisted of the following:

	2011 (Unaudited)	2010

Raw Materials	$2,195,143	$1,713,403
Work-in-process	256,033	219,379
Finished goods	2,344,595	487,227
	$4,795,771	$2,420,009

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of March 31, 2011 and December 31, 2010 (audited), Property, Plant & Equipment consisted of the following:
	2011 (Unaudited)	2010

Machinery	$1,483,502	$1,456,268
Automobile	26,234	25,972
Office equipment	116,672	115,504
Building	613,871	607,726
Subtotal	2,240,279	2,205,470
Accumulated depreciation	(1,124,282)	(1,071,441)
Plant, Property & Equipment, Net	$1,115,997	$1,134,029

Depreciation was $41,835 and $64,000 for the three months ended March 31, 2011 and 2010, respectively.

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

As of March 31, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Goodwill

Goodwill is the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”) (codified in FASB ASC Topic 350), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. At March 31, 2011 and December 31, 2010, the Company determined there was no impairment to the goodwill.

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

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (codified in FASB ASC Topic 360) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business (codified in FASB ASC Topic 225).” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (codified in FASB ASC Topic 360). SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Recent accounting pronouncements

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011and thereafter.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

Note 3 – INTANGIBLE ASSETS

As of March 31, 2011 and December 31, 2010 (audited), intangible assets consisted of the following:

	2011 (Unaudited)	2010

Customer relationships	$2,691,445	$2,691,445
Designs	366,850	366,850
Proprietary technology	270,850	270,850
Land use rights	613,872	607,726
Patents	22,176,943	22,176,943
Totals	26,119,960	26,113,814
Impairment in 2007	(1,972,598)	(1,972,598)
Accumulated amortization	(4,899,592)	(4,033,845)
Intangible assets, net	$19,247,770	$19,969,021

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

The intangible assets are amortized over 10-30 years.  Amortization was $726,535 and $696,777 for the three months ended March 31, 2011 and 2010, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from March 31, 2011 is estimated to be:

March 31, 2012	$2,806,000
March 31, 2013	2,806,000
March 31, 2014	2,806,000
March 31, 2015	2,806,000
March 31, 2016	2,806,000
Thereafter	5,217,771
Total	$19,247,771

Note 4 – TAXES PAYABLE

As of March 31, 2011 and December 31, 2010 (audited), taxes payable are comprised of the following:

	2011 (Unaudited)	2010

Income tax	$2,021,968	$1,357,108
VAT tax	616,503	185,072
Other	65,097	11,026
Total	$2,703,568	$1,553,206

Note 5 –ACCRUED EXPENSES AND OTHER PAYABLES

As of March 31, 3011 and December 31, 2010 (audited), accounts payable and accrued expenses are comprised of the following:

	2011 (Unaudited)	2010

Payable for expense reimbursement	$679,834	$721,732
Payroll payables	388,894	237,469
Accrued expense	124,925	167,932
Total	$1,193,653	$1,127,133

Note 6 – RELATED PARTY TRANSACTIONS

Due from Shareholders

As of March 31, 2011 and December 31, 2010, the Company had $273,257 and $270,522 unsecured, due on demand, and non interest-bearing advances to the original owners of Anytone International.

Loan payable to Related Party

As of March 31, 2011 and December 31, 2010, the Company had $549,082 and $543,585 unsecured, due on demand and non interest-bearing loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

Note 7 – DEFERRED TAX LIABILITY

Deferred tax is the tax effect of the difference between the tax bases and book bases of intangible assets. At March 31, 2011 and December 31, 2010, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone and NewPower.

Note 8 – STOCK OPTIONS

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

The outstanding options (post-reverse stock split) as of March 31, 2011 listed as follow:

Number of Shares
Outstanding at January 01, 2009	25,000

Granted	-
Exercised	-
Expired	(15,000)

Outstanding at December 31, 2009	10,000
Exercisable at December 31, 2009	10,000

Granted	25,000
Exercised	-
Expired	(10,000)

Outstanding at December 31, 2010	25,000
Exercisable at December 31, 2010	12,500

Granted	-
Exercised	-
Expired	-

Outstanding at March 31, 2011	25,000
Exercisable at March 31, 2011	12,500

Options outstanding (post-reverse stock split) at March 31, 2011 are as follows:

Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$$6.55	25,000	2.19	$6.55	12,500	$6.55

Warrants

On November 11, 2009, The Company entered into a one-year consulting agreement with an IR firm. The Company granted the IR firm’s warrants to purchase 200,000 shares common stock of the Company as compensation for its service. The warrants included  Series A warrant and Series B warrant with a term of two years (the “Series A Warrant”, the “Series B Warrant”), to purchase 50,000 shares at excise price of $5.00 and $5.50, respectively. The warrants included Series C warrant and Series D warrant with a term of three years (the “Series C Warrant”, the “Series D Warrant”), to purchase 50,000 shares at excise price of $6.00 and $6.50, respectively. 35% of all series warrants were vested at the grant date and 65% of all series of the warrants were vested upon the duty of service the IR completed, which was January 5, 2010.

The fair value of the warrants was calculated using the following assumptions: for the warrants with estimated life of two years, volatility of 100%, risk free interest rate of 0.85%, and dividend yield of 0%; for the warrants with estimated life of three years, volatility of 100%, risk free interest rate of 1.39%, and dividend yield of 0%. The total fair value of warrants was $868,872.

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

The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet date and expense recorded based on the period elapsed at each  balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.

The Company recorded $10,071 and $0 as compensation expense for stock options during the three months ended March 31, 2011 and 2010.

The outstanding warrants as of March 31, 2011 listed as follow:

Number of Shares
Outstanding at January 01, 2009	-

Granted	200,000
Exercised	-
Expired	-

Outstanding at December 31, 2009	200,000
Exercisable at December 31, 2009	70,000

Granted	36,000
Exercised	-
Expired	-

Outstanding at December 31, 2010	36,000
Exercisable at December 31, 2010	200,000

Granted	-
Exercised	(17,500)
Expired	-

Outstanding at March 31, 2011	218,500
Exercisable at March 31, 2011	182,500

Warrants outstanding at March 31, 2011 are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$$5.00-$6.50	218,500	1.60	$5.83	182,500	$5.82

Note 9 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

Stock issued to consultants

On August 18, 2009, the Company entered into a four-year consulting agreement to promote the Company's image in both the industry and capital markets. In connection with this agreement, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to these eight consultants.  During 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. During 2010, the Company amortized $675,000 as stock-based compensation. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received.  A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset, of which, $675,000 was current, and $929,743 was noncurrent as of March 31, 2011.

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

Note 10 – INCOME TAXES

As of March 31, 2011, the Company in the US had approximately $3,036,000 in net operating loss (“NOL”) carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the US entities at March 31, 2011consists mainly of NOL carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of March 31, 2011. Accordingly, the Company has no net deferred tax assets.

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

Subsidiary E’Jenie was qualified as new technology enterprise under PRC Income Tax Law and still subject to the tax holiday with applicable EIT of 24% for 2011 and 22% for 2010, respectively. The newly acquired subsidiary Anytone, NewPower and Kim Fai’s effective EIT for 2011 is 24% and 2010 is 22%.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the three months ended March 31, 2011 and 2010, respectively:

	2011	2010

US statutory rates	34%	34%
Tax rate difference	(9)%	(10)%
Effect of tax holiday	(1)%	(3)%
Valuation allowance on deferred tax on US NOL	2%	3%
Tax expense at actual rate	26%	24%

The provisions for income taxes for the three months ended March 31, 2011 and 2010 consisted of the following:

	2011	2010

Income tax expense – current	$2,045,369	$1,307,583
Income tax benefit – deferred	(167,641)	(134,717)
Total income tax expense	$1,877,728	$1,172,866

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

iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and statutory common welfare fund is no longer required per the new cooperation law executed in 2006;

iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

Note 12 - MAJOR CUSTOMERS AND VENDORS

One and two major customers each accounted for 10% of the sales during the three months ended March 31, 2011 and 2010. Accounts receivable from these customers were $0 as of March 31, 2011, and $3,406,232 as of March 31, 2010.

There was no vendor that accounted for more than 10% of the Company’s purchases during the three months ended March 31, 2011.

The Company’s purchases from three vendors during the three months ended March 31, 2010 were vendor accounting for 13%, 13% and 11% of purchases. Accounts payable to these vendors was $1,633,329 as of March 31, 2010.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	Three Months Ended
	2011	2010

Revenues from unaffiliated customers:
Battery	$20,052,391	$19,399,150
Battery shell and cover	1,518,822	3,053,513
Solar panel	5,514,918	-
Consolidated	$27,086,131	$22,452,663
Operating income (loss):
Battery	$5,987,865	$4,243,469
Battery shell and cover	347,684	1,021,342
Solar panel	1,474,694	-
Corporation	(485,372)	(339,655)
Consolidated	$7,324,871	$4,925,156
Net income (loss) :
Battery	$4,620,204	$3,296,004
Battery shell and cover	204,295	825,579
Solar panel	1,121,641	-
Corporation	(485,585)	(339,717)
Consolidated	$5,460,555	$3,781,866
Depreciation and amortization:
Battery	$706,071	$693,156
Battery shell and cover	32,232	44,505
Solar panel	6,877	-
Corporation	23,190	23,190
Consolidated	$768,370	$760,851

The Company does not identify assets by segment.

Note 14 - ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On January 12, 2010, the Company closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with NewPower.  Pursuant to the share exchange agreement, E’Jenie acquired NewPower. The Company issued to the shareholders of NewPower, proportionally among the NewPower shareholders in accordance with their respective ownership interests in NewPower immediately before the closing of the Share Exchange, 1,823,346 shares of the Company’s Common Stock with a restrictive legend, and $3,000,000. As of March 31, 2011, $3,000,000 was paid.

The price for NewPower was $3,000,000 and 1,823,346 shares of common stock valued at $15,516,674, which was determined by multiplying the 1,823,346 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $13,564,691 is recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of NewPower included in the consolidated income statement for the three months ended March 31, 2011 was $7,995,017 and $1,688,735, respectively.

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
The $13 million was paid in RMB 88,400,000 at an exchange rate of 6.8:1 as stated in the agreement; however, based on the exchange rate of 6.645:1 at the acquisition date, RMB 88,400,000 was equivalent to $13,303,236 which was the actual cash portion of the purchase consideration that was recorded.  As of March 31, 2011, $13,303,236 was paid and 1,913,265 shares were issued.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $26,541,178 is recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of Kim Fai included in the consolidated income statement for the three months ended March 31, 2011 was $4,176,060 and $1,121,640, respectively.

Cash	$680,964
Accounts receivable	1,775,936
Other receivable	8,369
Inventory	313,481
Property and equipment	139,409
Goodwill	26,844,414
Accounts payable	(1,317,263)
Other payable and accrued expenses	(58,234)
Taxes payable	(83,842)
Purchase price	$28,303,243

The following unaudited pro forma consolidated results of operations for New Energy, Anytone, Kim Fai and NewPower for the three months ended March 31, 2010 presents the operations of New Energy, Anytone, Kim Fai and NewPower as if the acquisitions occurred on January 1, 2010.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

2010

Net revenue	$28,204,212
Cost of revenue	19,958,352

Gross profit	8,245,860
Total operating expenses	1,632,045

Income from operations	6,613,815
Total non-operating income	31,859

Income before income tax	6,645,674
Income tax	1,544,873

Net income	$5,100,801

Weighted average shares outstanding	13,776,655

Earnings per share	$0.37

Note 15- COMMITMENTS

Anytone leases its office under a renewable operating lease with expiration date on December 30, 2013. The monthly rent is $12,900. For the three months ended March 31, 2011 and 2010, the rental expense was $38,600 and $37,200, respectively.

NewPower entered into a renewable rental agreement on October 12, 2010 with expiration date on October 11, 2011. The monthly payment is $930. For the three months ended March 2011 and 2010, the rental expense was $2,790 and $0, respectively.

On January 1, 2011, Kim Fai entered into a 3 years lease with monthly payments of $6,000. For the three months ended March 31, 2011, the rental expense was $22,700.

Future minimum rental payments required under operating leases as of March 31, 2011 are as follows by years:

2012	$232,000
2013	226,000
2014	169,000
$627,000

Note 16- SUBSEQUENT EVENTS

Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd.

On April 21, 2011, the Company entered into a Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd. (“CIC”). Under the CIC Loan Agreement, CIC has committed to make advances to the Company in an aggregate amount of up to RMB 30,000,000 with an interest rate of 10% per annum (the “CIC Loan”). Repayments of the CIC Loan under the CIC Loan Agreement are due and payable 730 days from the date the CIC Loan is made. The Company can repay all principal and interest in one lump sum when the CIC Loan comes due, or can repay the CIC Loan in installments. The CIC Loan requires no processing fee or management fee.

The CIC Loan Agreement  is guaranteed by Weihu Yu, the Company’s Chairman, pursuant to that certain Guarantee Letter, dated April 21, 2011, made by Weihu Yu to CIC (the “CIC Guarantee Letter”) for a period of two years commencing at the date of maturity of the CIC Loan Agreement. The CIC Loan Agreement is also secured by 539,091 shares of the Company’s common stock held by GoldRiver Industrial Holding Limited (“GoldRiver”) pursuant to that certain Security Agreement, dated April 21, 2011, by and between GoldRiver and CIC (the “CIC Security Agreement”). Weihu Yu is the beneficial owner of the shares held by GoldRiver. The security interest granted under the CIC Security Agreement terminates two years after the statute of limitation expires for which CIC can make a claim under the CIC Loan. The CIC Loan Agreement contains affirmative covenants that, among other things, require the Company to deliver to CIC financial statements and other relevant materials.  The CIC Loan Agreement also gives CIC priority rights in the event that the Company needs financing, including equity investment, strategic investor introduction or share ownership restructuring. Any failure by the Company to comply with these covenants and any other obligations under the CIC Loan Agreement could result in an event of default which could lead to acceleration of the amounts owed and other remedies.

Loan Agreement with Beijing Guojincheng Asset Management Co., Ltd.

On April 21, 2011, the Company also entered into a Loan Agreement (the “GJC Loan Agreement”) with Beijing Guojincheng Asset Management Co., Ltd. (“GJC”). Under the GJC Loan Agreement, GJC has committed to make advances to the Company in an aggregate amount of up to RMB 30,000,000 with an interest rate of 10% per annum (the “GJC Loan”). Repayments of the Loan under the GJC Loan Agreement are due and payable 730 days from the date the GJC Loan is  made. The Company can repay all principal and interest in one lump sum when the GJC Loan comes due, or can repay the GJC Loan in installments. The GJC Loan requires no processing fee or management fee.

The GJC Loan Agreement is guaranteed by Weihu Yu pursuant to that certain Guarantee Letter, dated April 21, 2011, made by Weihu Yu to GJC (the “GJC Guarantee Letter”) for a period of two years commencing at the date of maturity of the GJC Loan Agreement. The GJC Loan Agreement is also secured by 539,091 shares of the Company’s common stock held by GoldRiver pursuant to that certain Security Agreement, dated April 21, 2011, by and between GoldRiver and GJC (the “GJC Security Agreement”). Weihu Yu is the beneficial owner of the shares held by GoldRiver. The security interest granted under the GJC Security Agreement terminates two years after the statute of limitation expires for which GJC can make a claim under the GJC Loan.  The GJC Loan Agreement contains affirmative covenants that, among other things, require the Company to deliver to GJC financial statements and other relevant materials.  The GJC Loan Agreement also gives GJC priority rights in the event that the Company needs financing, including equity investment, strategic investor introduction or share ownership restructuring. Any failure by the Company to comply with these covenants and any other obligations under the GJC Loan Agreement could result in an event of default which could lead to acceleration of the amounts owed and other remedies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place too much reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

BUSINESS OVERVIEW

We operate our business through our wholly-owned subsidiaries, E'Jenie Technology Development Co., Ltd. ("E'Jenie"), Shenzhen Anytone Technology Co., Ltd. ("Shenzhen Anytone"), Shenzhen NewPower Technology Co., Ltd. ("NewPower"), and Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai"), companies incorporated under the laws of the Peoples Republic of China (PRC). Through our subsidiaries, we manufacture and distribute lithium battery shells and related products primarily in China. Based on customer specifications E'Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, E'Jenie produces steel battery shell, aluminum battery shell, aluminum battery cap and steel battery cap.

We manufacture and distribute battery shells and covers for cellular phones. We maintain long-term relationships with large lithium battery manufacturers. We believe we will continue to receive orders from our customers because of our reputation and quality of our products. Our professional marketing team maintains relationships with our current customers and at the same time searches for potential new customers. We seek to maintain and strengthen our position as a provider of battery shells and caps while increasing the breadth of our product line and improving the quality of our products.

The lithium battery was created in the 1990s, with its first mass production in 1993 in Japan. Lithium batteries were first used in notebook computers and now are used in cellular phones, video machines, laptops, digital cameras, MP3 players, global positioning satellite systems, 3G communication devices, hybrid cars and other electronic products. Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution. The lithium battery energy/weight ratio exceeds its counterparts and with an excellent safety standard we believe it is the future of the battery industry. China has become one of the largest producers and consumers of lithium ion batteries. According to BBC Research, annual lithium ion battery sales was estimated at around $6.8 billion. We anticipate that there will be greater demand for lithium batteries in China and worldwide in the next few years. We believe the current trend towards smaller, lighter portable consumer products will continue and because of its size, the demand for lithium batteries will keep increasing.

Under the current depressed economic environment, management of the Company made some strategic adjustments to keep the Company running and growing. To keep the existing battery pack accessories segment, the Company expanded into a related field in August 2008- battery assembly and finished battery distribution, to diversify our line of products; consequently, the Company competes in the entire battery industry.

Having engaged in the battery business for years, management of the Company has accumulated abundant knowledge about the battery industry, established a strong network among battery companies which are both upstream and downstream in the battery distribution flow, and gained a lot of experience in battery distribution; therefore, we believe the Company is in a more favorable position than other companies in distributing finished batteries. Assembling and distributing finished batteries has a higher profit margin than manufacturing battery accessories, so management of the Company is confident our battery distribution business will be profitable due to the outstanding battery quality and strong distribution network the Company has.

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

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone executed a share exchange agreement to acquire all the equity interest of Kim Fai, a Chinese company engaged in the technology development and sale of solar application products and solar energy batteries, with all of the shareholders of Kim Fai. The price for the outstanding stock of Kim Fai was $13,303,236 to be paid in cash, and 1,913,265 shares of common stock valued at $14,999,998, which was determined by multiplying the 1,913,265 shares by the stock price of New Energy at November 10, 2010. As of March 31, 2011, $13,303,326 was paid and 1,913,265 shares were issued.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following table presents certain consolidated statement of operations information for the three months ended March 31, 2011 and 2010. The discussion following the table is based on these results. Certain columns may not add up due to rounding.

	2011	% of Sales	2010	% of Sales
Revenue, net
Battery	$20,052,391	74%	$19,399,150	86%
Battery shell and cover	1,518,822	6%	3,053,513	14%
Solar panel	5,514,918	20%	-	-%
Total	27,086,131	100%	22,452,663	100%

Cost of revenue
Battery	12,710,728	63%	14,073,985	73%
Battery shell and cover	1,053,855	69%	1,953,393	64%
Solar	3,876,878	70%	-	-%
Total	17,641,461	65%	16,027,378	71%

Gross profit	9,444,670	35%	6,425,285	29%

Operating expenses
Selling	364,180	1%	125,974	1%
General and administrative	1,755,619	7%	1,374,155	6%
Total	2,119,799	8%	1,500,129	7%

Income from operations	7,324,871	27%	4,925,156	22%

Other income, net	13,412	-%	29,576	-%

Income before income taxes	7,338,283	27%	4,954,732	22%

Provision for income taxes	1,877,728	7%	1,172,866	5%

Net income	$5,460,555	20%	$3,781,866	17%

Net Revenue

Net revenue for the three months ended March 31, 2011 was $27.09 million compared to $22.45 million for the 2010 period, an increase of $4.64 million, or 21%. The increase was primarily due to the acquisition of Kim Fai in November 2011, which brought us $5.51 million in solar panel sales during the first quarter of 2011. For the business of battery, sales increased $0.65 million, compared to $19.40 million in the first quarter of 2010. We have been able to integrate the industry chain, optimize the internal and external resource to improve our productivity and increase our market share. Therefore, during the first quarter of 2011, the Company switched the battery production of E’Jenie with the battery cell production of Newpower to improve production efficiency and save on cost.

The Company’s existing battery shell and cover business generated net revenue of $1.52 million during three months ended March 31, 2011 compared with $3.05 million for the 2010 period, a decrease of $1.53 million, or 50%.  The decrease in our sales in this segment was mainly due to the decreased demand from the market.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2011 was $17.64 million or 65% of net sales compared to $16.03 million or 71% of net sales for the comparable period of 2010, an increase of $1.61 million, or 10%.

Cost of revenue for the battery assembly and distribution business segment was $12.71 million, or 63% of total battery revenue for the three months ended March 31, 2011, compared with $14.07 million or 73% for the 2010 period, a decrease of $1.36 million or 10%. The percentage decrease in cost of revenue was mainly due to switching of our battery production of E’Jenie with the battery cell production of Newpower to improve production efficiency and save on cost.

Cost of revenue for our existing battery shell and cover business during the three months ended March 31, 2011 was $1.0 million, or 69% of sales compared to $1.95 million for the 2010 period, or 64% of sales.  The increase in our percentage cost of revenue for battery shell and cover business resulted from the decreased in sales and the increased in the lost of materials, especially the price of the steel and aluminum.

Cost of revenue for our new production line of solar products for the three months ended March 31, 2011 was $3,876,878, or 70% of sales.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $2.12 million or 8% of net revenue, compared to $1.5 million, or 7% of net revenue for the 2010 period, an increase of $0.62 million, or 41%. The increase in operating expenses was primarily due to the operating expenses from our newly acquired subsidiary, which resulted in an increase of $163,347 in operating expenses.

Selling expenses for the three months ended March 31, 2011 were $364,180 or 1% of net revenue compared to $125,974 or 1% of net revenue for the 2010 period, an increase of $238,206, which was mainly due to the increased marketing expense which including advertisement, travel, exhibition fee and salary of sales personnel as a result of our efforts to expand the market for new customers.

General and administrative expenses for the three months ended March 31, 2011 were $1,755,619 or 7% of net revenue compared to $1,374,155 or 6% of net revenue for the 2010 period.  The increase in general and administrative expenses of $381,464 was mainly due to one newly acquired subsidiary, which increased general and administrative expenses by $112,741. In addition, the Company increased product development cost  and product design fee of $44,300, employees’ salary of $40,000, and the Company recorded $168,750  and $10,071 as stock-based compensation to consultants and an IR firm, respectively, during the three months ended March 31, 2011.

Those consultants who were granted stock as compensation work as branding strategy and financial consultants. The branding strategy consultants help the Company conduct stage analysis in the development of products and the industry; analyze customers’ motive of purchase; analyze market segmentation of similar brands; set strategic models and develop principles of the Company’s self-owned brands; assist the Company in identifying target consumers and designing brand development strategy; advise the Company on implementation of brand strategy including brand recognition, packaging, advertisement, etc. and draft brand strategy planning reports. The financial consultants provide the Company financial advice on matters including: mergers and acquisitions (“M&A”), management buy-outs (“MBO”), restructuring, asset management, investment and financing.

Net Income

Net income for the three months ended March 31, 2011 was $5.46 million compared to $3.78 million for the 2010 period, an increase in net income of $1.68 million or 44% due to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and equivalents were $10,121,795 as of March 31, 2011. Working capital at March 31, 2011 was $17,569,972.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$3,577,552	$6,589,053
Investing Activities	(12,456)	20,772
Financing Activities	(6,626,560)	(1,732,397)

Net cash provided by operating activities was $3.58 million for the three months ended March 31, 2011, compared to net cash provided by operating activities of $6.59 million for the 2010 period. The decrease in net cash provided by operating activities for the three months ended March 31, 2011 was mainly due to the increase in accounts receivable outstanding as a result of the increased sales, and increased inventory level, for the first quarter of 2011, despite an increase in net income and slow payment on accounts and taxes payables which resulted a decrease in cash outflow during the three months ended March 31, 2011.  Anytone’s standard payment term is 60 days while our other subsidies’ payment terms to their customers are 30 days.  We have experienced timely payment from our customers.

Net cash used in investing activities was $12,456 for the three months ended March 31, 2011 and cash inflow of $20,772 in the 2010 period.  The cash used in the first quarter of 2011 was $12,456 for the purchase of fixed assets.

Net cash used in financing activities was $6.63 million for the three months ended March 31, 2011 compared to net cash used in financing activities of $1.73 million for the 2010 period. During the first quarter of 2011, the cash outflow was due to repayment of acquisition liability for Kim Fai of $6.71 million and partially offset by cash inflow from warrants exercised. During the comparable period of 2010, we paid $1 million of the remaining balance of cash consideration for the acquisition of Anytone, and $0.73 million to related parties.

Related Party Loans

As of March 31, 2011, the Company had a $549,082 unsecured, due on demand, and non-interest bearing loans payable to Dongrong Xu and Zaoxian Fang, the original owners of Shenzhen Anytone, of $466,719 and $82,363, respectively, in connection with the acquisition of Shenzhen Anytone by Anytone International. As of May 17, 2011, the Company has $549,082 outstanding.

Working Capital Requirements

Historically, cash from operations, short term financing and the sale of our Company stock have been sufficient to meet our cash needs. We believe we will be able to generate sufficient cash from operations to meet our working capital needs. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by economic environment for the industry and opportunities, availability of financing and raising capital by selling stock.  We acquired Kim Fai by issuing 1,913,265 shares of common stock and paying $13,303,236 by cash. As of March 31, 2011, the 1,913,265 shares of common stock were issued and $13,303,236 was paid.

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

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principle in the United States (“US GAAP”).  The Company’s functional currency is the Chinese Yuan Renminbi (CNY); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

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

Revenue Recognition

The Company manufactures and distributes batteries, battery shells and covers for portable consumer electronic devices in the PRC. The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, delivery is complete, no other significant obligations of the Company exist and collectability is reasonably assured. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due or the possible return of goods. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue.

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

Foreign Currency Translation and Comprehensive Income (Loss)

During three months ended March 31, 2011 and 2010, the accounts of E’Jenie, Anytone, Kim Fai and NewPower were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi ("CNY"). Such financial statements were translated into $ in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

Recent Accounting Pronouncements

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011and thereafter.
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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness and concluded that the Company’s disclosure controls and procedures were not effective. The Company’s material weakness in its internal control over financial reporting is related to a limited U.S. GAAP technical accounting expertise.  The Company’s internal accounting department has been primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

NEW ENERGY SYSTEMS GROUP

Dated: May 19, 2011	By:	/s/ Nian Chen
Name: Nian Chen
Title: Chief Executive Officer

Dated: May 19, 2011	By:	/s/ Junfeng Chen
Name: Junfeng Chen
Title: Chief Financial Officer