Form 10-K/A
period 2009-12-31
NEW ENERGY SYSTEMS GROUP
filed 2011-06-06
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

Documents Incorporated by Reference: None

EXPLANATORY NOTE
New Energy Systems Group, a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010 (the “Original Form 10-K”), to restate the financial statements at December 31, 2009 to reflect the following:

1.
The Company initially valued the stock components of the acquisition price of Anytone based on the average stock price of New Energy two days before and two days after the agreement date. The Company revised the stock price used to value the stock components of the acquisitions based on the guidance at FASB ASC 805-30-30-7 that is the stock price of New Energy at the acquisition date. Accordingly, the goodwill amount was changed as a result of revised acquisition price by using the stock price at the acquisition date.

2.	As a result of the change of goodwill, the additional paid-in capital changed accordingly.
3.
The Company initially presented equity-based compensation for stock issued to consultants for services not yet provided as a contra account in equity.  The Company now recorded such prepaid compensation as an asset in the balance sheet according to FASB ASC 505-50.

The aforementioned restatement did not have any impact on the statement of income and other comprehensive income and cash flows.

The Company is also revising the following disclosures as requested by the Securities and Exchange Commission in their letters of comments:

Part I – Item 1: Business
Part I – Item 2: Properties
Part II – Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation
Part II – Item 9A(T): Controls and Procedures
Part III – Item 10: Directors, Executive Officers and Corporate Governance
Part III – Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Part III – Item 13: Certain Relationships and Related Transactions, and Director Independence
Part IV - Item 15:  Exhibits and Financial Statement Schedules

This Form 10-K/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures and reclassification described above, the information in this Form 10-K/A has not been updated to reflect events that occurred after April 15, 2010, the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

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

In August, 2008, we entered into a related business field, battery assembly and finished battery distribution, to diversify its line of products. We purchase batteries from suppliers, package and sell these batteries under E’Jenie’s brand name to other mobile device OEM manufacturers. These are all lithium ion batteries and have various models for different kinds of portable electronic devices.

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

•	Successfully integrate recent acquisitions.
•	Improve sales and profitability of all companies.

•	Increasing our international presence and expend international focus.

•	Achieving deeper penetration of our existing customer base through continued innovation and high quality production and maximize cross-selling opportunities and synergies of recent acquisitions.
•	Expending our product offerings and in particular, focusing on the end-user consumer market.
•	Targeting higher margin OEM customers and retail partners, through private label offerings.

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

Anytone's products combine aesthetics with technology. Anytone has acquired a total of 34 existing and pending patents from the State Intellectual Property Office of the PRC: 12 patents have been obtained for the appearance design of our products, with 14 additional applications pending, while 3 patents have been obtained for certain innovative utility models, with 5 additional applications pending.

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

Manufacturing and Raw Materials

We purchase various battery components and raw materials for use in our manufacturing processes. The principal raw materials we purchase for E’Jenie are aluminum and steel. These raw materials are used for our battery shell and cover segment. The largest supplier for this segment is Shenzhen Yibao Tech. Co., Ltd. which accounted for 9% and 10% of our total purchases in 2009 and 2008, respectively. The price of steel has increased significantly in the past year, and we believe that it will continue to increase. The increases reduced our gross margins, since some of them cannot be passed on to our customers.

Since we launched our battery assembly and finished battery distribution business in August 2008, we have also purchased battery components such as batteries and packaging labels from a number of suppliers. We have three major suppliers which provided us batteries. They are Shenzhen Da Ke Battery Co., Ltd., Shenzhen Tian Lu Battery Co., Ltd., and Shenzhen Di Kai Te Battery Electronic Tech. Co., Ltd. In 2009 and 2008, they accounted for 24% and 23%, 19% and 36%, and 34% and 30% of our total purchases, respectively.

Anytone’s major products are portable mobile power devices, each of which needs different components. These components include, but are not limited to, solar panels, solar batteries, PCB, Polymer batteries, lithium ion batteries, LCD, and LED emitters. Since Anytone was acquired by the Company in December of 2009, two of Anytone’s largest suppliers, Shenzhen Guanghaoyu Electronics Co., Ltd., which supplies solar panels and solar batteries, and Shenzhen BAK Battery Co., Ltd., which is Anytone’s largest supplier for PCB, Lithium battery, Polymer batteries, accounted for 4% and 4% of the Company’s total purchases in 2008 and 2009, respectively.

Normally, the annual purchase plan for raw materials, such as aluminum and steel, is determined at the end of the prior calendar year or beginning of the calendar year according to past customers’ orders and our own sales forecast. Based on this plan, the Company places its purchase orders at the end of each month for the next month. Such purchase orders with key suppliers can be revised monthly in accordance with the purchase orders we received from our customers monthly. We believe this arrangement protects us from inventory surplus when the orders from customers change.

Overall, our three largest suppliers are Shenzhen Da Ke Battery Co., Ltd., Shenzhen Tian Lu Battery Co., Ltd., and Shenzhen Di Kai Te Battery Electronic Tech. Co., Ltd. which account for approximately 66% of all components and raw materials purchased. Each of them accounted for more than 10% of our purchases in 2009. Compared to 2008, our three largest vendors remained the same. Our three largest vendors in 2009 and 2008 are listed as follows:

Vendor name	Percentage of Total Purchased amount in 2009	Percentage of Total Purchased amount in 2008
Shenzhen Da Ke Battery Co., Ltd.	24%	36%
Shenzhen Tian Lu Battery Co., Ltd.	23%	34%
Shenzhen Di Kai Te Battery Electronic Tech. Co., Ltd.	19%	30%

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

As of December 31, 2009, Anytone has been issued 15 patents by the State Intellectual Property Office. Anytone has 15 patents, of which 12 patents are for the appearance design of the products and 3 patents are for the innovative utility model. Each of these patent’s lifetime is 10 years. The expiration of these patents range from 2017 to 2019.  Additionally, Anytone has 19 patents pending patent application rights, of which 14 applications are for the appearance design of products and 5 applications are for innovative utility models.

Order	Model	Patent's Category	Received Date (Application Date)	Received Notice Number	Authorization Date (Patent Effective Date)	Patent Number
1	APC-B100N	Appearance Design	1/9/2009	200930066794.1	1/6/2010	ZL 200930066794.1
2	APC-B300（APC-300）	Appearance Design	9/29/2007	200730313479.5	Pending
3	APC-M400A（APC-M400）	Appearance (non-embossed)	1/11/2008	200830039905.5	5/6/2009	ZL 200830039905.5
4	APC-M400B (iPhone external battery)	Appearance Design	4/30/2008	200830047718.1	9/9/2009	ZL 200830047718.1
5	APC-M400BS	Appearance Design	4/7/2009	200930072601.3	1/27/2010	ZL 200930072601.3
6	APC-M400C	Appearance Design (iPhone battery)	10/22/2008	200830252240.6	4/14/2010	ZL 200830252240.6
		Utility Model (Cell phone rechargeable battery)	11/6/2008	200820202979.0	8/26/2009	ZL 200820202979.0
7	APC-M400E	Appearance Design	12/3/2008	200830220996.2	1/13/2010	ZL 200830220996.2
		Utility Model ( a digital transmission mobile power)	12/31/2008	200820206741.5	Pending
8	APC-M400G	Appearance Design	12/3/2008	200830220955.8	12/9/2009	ZL 200830220995.8
9	APC-M400I	Appearance Design	3/4/2009	200930069332.5
10	APC-M100（APC-1100）	Appearance Design	11/5/2007	200730317248.1	2/18/2009	ZL 200730317248.1
11	APC-M200	Appearance Design	11/5/2007	200730317249.6	2/18/2009	ZL 200730317249.6
12	APC-8800B	Appearance Design	4/7/2009	200930072603.2	5/26/2010	ZL 200930072603.2
13	APC-20000	Appearance Design	9/29/2007	200730313482.7	Pending
14	APC-20000N3	Appearance Design	9/29/2007	200730313480.8	6/3/2009	ZL 200730313480.8
15	APC-S300	Appearance Design	1/9/2009	200930066792.2	12/9/2009	ZL 200930066792.2
16	A Solar Energy Mobile Power device (S300N)	Utility Model	12/31/2008	200820206742.X	12/2/2009	ZL 200820206742.X
17	APC-S400	Appearance Design	1/9/2009	200930066793.7	1/27/2010	ZL 200930066793.7
18	APC-2200	Appearance Design	3/14/2006	200630054453.9	1/31/2007	ZL 200630054453.9
19	ABT-001 (Bluetooth headsets)	Appearance Design	6/5/2009	200930079197.2	4/7/2010	ZL 200930079197.2
		Utility Model	7/17/2009	200920060692.3	Pending
20	APC-AC100 ( a portable mobile power)	Utility Model	7/17/2009	200920060693.8	5/5/2010	ZL 200920060693.8
21	APC-4500	Appearance Design	3/14/2006	200630054455.8	1/31/2007	ZL 200630054455.8
22	APC-M400D（L400）	Appearance Design	1/22/2008	200830040521.5	9/23/2009	ZL 200830040521.5
23	APC-M400H	Appearance Design	12/12/2008	200830221850.X	12/9/2009	ZL 200830221850.X
24	APC-B200	Appearance Design	11/5/2007	200730317250.9	2/17/2010	ZL 200730317250.9

25	APC-M400CS	Appearance Design	7/22/2009	200930083356.6	8/18/2010	ZL 200930083356.6
26	APC-M200E	Appearance Design	7/22/2009	200930083358.5	4/14/2010	ZL 200930083358.5
27	Digital Battery	Utility Model	8/7/2006	200620062658.6	9/12/2007	ZL 200620062658.6
28	APC-H001 (Hand Heater)	Utility Model	8/24/2009	200920193225.8	10/13/2010	ZL 200920193225.8
29	APC-S600	Appearance Design	11/27/2009	200930341309.7	8/18/2010	ZL 200930341309.7
30	APC-M400U	Utility Model	12/30/2009	200920295823.6	10/13/2010	ZL 200920295823.6
31	APC-400B	Appearance Design	3/4/2009	200930069331.0	12/30/2009	ZL 200930069331.0
32	APC-13200B	Appearance Design	6/9/2010	201030206375.6	Pending
33	APC-M400F	Appearance Design	6/9/2010	201030206322.4	Pending
34	APC-M400V8A	Appearance Design	6/9/2010	201030206350.6	Pending
35	APC-M400G+	Appearance Design	6/9/2010	201030206340.2	Pending
36	APC-M400LS1	Appearance Design	6/9/2010	201030206394.9	Pending
37	APC-M400LS2	Appearance Design	6/25/2010	201030218041.0	Pending
38	APC-M400A4+	Appearance Design	7/2/2010	201030227117.6	Pending
39	APC-M400A4	Appearance Design	7/2/2010	201030227083.0	Pending
40	APC-M400G4A	Appearance Design	7/2/2010	201030227116.1	Pending
41	APC-M600	Utility Model	9/1/2010	201020514690.x	Pending
42	APC-M400D7	Appearance Design	11/29/2010	201030647433.2	Pending
43	APC-M400D7S	Appearance Design	11/29/2010	201030647433.9	Pending
44	APC-M400D9	Appearance Design	11/29/2010	201030647419.9	Pending
45	APC-M500B	Appearance Design	11/29/2010	201030647358.6	Pending
46	APC-M500BS	Appearance Design	11/29/2010	201030647372.6	Pending
47	APC-M400G4S	Appearance Design	11/29/2010	201030647390.4	Pending
48	APC-M400G4AS	Appearance Design	11/29/2010	201030647404.2	Pending
49	APC-AC400	Appearance Design	11/29/2010	201030647343.3	Pending

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

Anytone and NewPower own two trademarks, one in the PRC and one in Hong Kong, and have 6 trademark applications pending in the PRC and United States.  The following is description of all such trademarks awarded and pending as of December 17, 2010:

Order	Trademark	Applicant	Area	Application Date	Application Number/ Trademark Number	Current Status	Agency
1	Anytone	Anytone	PRC	2006.03.24	5236842	Public	Beijing Xintong United Trademark Office
2	ipow	Anytone	PRC	2007.10.09	6312960	Processing	Shenzhen Longcheng Intellectual Property Agency Co., Ltd.
3	MeePower	Anytone	PRC	2010.05.12	8290006	Processing	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
		Anytone	USA	2010.05.27	85045902	Processing	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
4	MeeBattery	Anytone	PRC	2010.05.12	8290028	Processing	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
		Anytone	USA	2010.05.27	85045900	Processing	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
5	海纳通	Anytone	PRC	2010.5.13	8295124	Processing	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
6	力宝华中英文组合	NewPower	PRC	2010.08.02	8535073	Processing	Shenzhen Goodwill and Trademark Office Co., Ltd.
7	力宝华中文	NewPower	PRC	2010.08.02	8535105	Processing	Shenzhen Goodwill and Trademark Office Co., Ltd.
8	Anyone带弧线	Anytone (H.K.)	HK	2010.05.17	301615860	Public	Tianbiao Intellectual Property Agency Co., Ltd.

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

Research and Development

The Company spent the following on research and development activities in each of the last two fiscal years:

	2009	2008
E’Jenie	$28,691.04	$41,009.05
Anytone	$98,852.36	$187,717.50
NewPower	$131,744.59	$129,958.27

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

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $3,651,990 as of December 31, 2009. Working capital at December 31, 2009 was $4,916,639.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2009 and 2008:

	2009	2008
Cash provided by (used in):
Operating Activities	$4,564,944	$1,184,532
Investment Activities	(5,598,172)	(6,025)
Financing Activities	(2,270,729)	2,162,150

Net cash flow provided by operating activities was $4,564,944 for the year ended December 31, 2009, compared to $1,184,532 for 2008. The increase in net cash flow provided by operating activities for 2009 from 2008 was mainly due to an increase in sales, quick payment collection on accounts receivable and our effort to keep inventory low.

Net cash flow used in investment activities was $5,598,172 for the year ended December 31, 2009, compared to $6,025 in 2008. In 2009, we paid $2,998,244 for Newpower acquisition; we paid $5,000,000 (50% of cash portion of the purchase price of Anytone) for the acquisition of Anytone and received $2,401,140 cash from Anytone through the acquisition, while we purchased fixed assets for$6,025 in 2008.

Net cash flow used in financing activities was $2,270,729 for the year ended December 31, 2009 compared to net cash provided by financing activities of $2,162,150 for 2008. The increase of net cash outflow from financing activities for 2009 was mainly due to the repayment of bank loan of $2,195,872 borrowed in August of 2008.

  Related Party Loans

As of December 31, 2009, the Company had a $527,225 unsecured, due on demand, and non-interest bearing loan payable to Dongrong Xu and Zaoxian Fang, the original owners of Shenzhen Anytone, for $448,141 and $79,084, respectively, in connection with the acquisition of Shenzhen Anytone by Anytone International. As of date of file this report, the Company has $549,082 outstanding.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securitie s Exchange Act of 1934 , as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of December 31, 2009. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness (see Management’s Report on Internal Control over Financial Reporting below) and concluded that the Company’s disclosure controls and procedures were not effective. Management has since implemented corrective actions designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that assessment and the criteria set forth in the COSO Report, management concluded that at December 31, 2009, there was a material weakness and therefore, the internal control over financial reporting was not effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting is related to a limited U.S. GAAP technical accounting expertise.  The Company’s internal accounting department has primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. In order to mitigate this material weakness to the fullest extent possible, external consultants were used and the Company’s review process was strengthened.  Therefore, management believes that the consolidated financial statements and other information presented herewith are materially correct.  Management believes that the weakness did not have any effect on the accuracy of the Company’s consolidated financial statements for the current reporting period .

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

Changes in Internal Control over Financial Reporting

The Company hired a SOX consulting firm in 2009 to evaluate our SOX 404 internal control and procedures. Their primary objective was to streamline our internal control structure. The consulting firm had studied and examined our lines of responsibility and delegation of authority for our functional financial reporting areas so that they can evaluate whether responsibility lines are clearly be drawn. They documented and tested our key controls over financial reporting in 2009 and introduced key auditable internal controls and procedures integrated with our financial reporting processes. Through their studies and examinations, management realized that our internal control over financial reporting was subject to the following weaknesses, which management will need to take r emediating actions in accordance with their suggestion in 2010:

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

During 2010, the Company anticipates to take the following actions with respect to our internal control over financial reporting to remediate these weaknesses:

•	Establish an audit committee, including an “audit committee financial expert ”as defined by Item 401 (h) of Regulations S-K; and
•	Appoint independent directors.

Moreover,  in 2010, the Company will with our internal staff continue to conduct periodic internal control risk assessments and control testing so that we will be improving our internal control system’s integrity and to assess areas of material risk. Our internal audit staff in 2010 will develop additional control activities to ensure the effective function of our controls. The anticipated changes in internal control over financial reporting will enhance our control environment while also improving internal information flow and communication network. We will identify new risks through a constant risk assessment process and make our control activities an effective tool of monitoring our internal controls. The sole responsibility for establishing and maintaining our internal controls over financial reporting and all internal control systems improvement is that our management and company personnel including our internal audit department, which will all ensure proper and reliable financial reporting. Other than as described above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have rich experience in their professional area or in our business related industry. The Board believes that through their different backgrounds, they bring a wealth of experiences, new ideas and solution to the Board. In particular, the Board has noted that our directors have the following skills and qualifications that, among others, have made them suited to serve as directors of the Company:

Mr. Weihe Yu, Chairman, 34 years old with a bachelor’s degree in Mechanical Engineering. Mr. Yu’s strength is in R&D but also has great leadership ability. He has worked in the lithium ion battery industry for more than 10 years. Before he was appointed as Chairman of New Energy Systems Group, he was the cofounder of Shenzhen Anytone Technology Co., Ltd. From July 2005 to December 2009, he served as Anytone’s CEO and led Anytone to become the leading company in the portable mobile power industry during this period. Before that, he served as general manager of Shenzhen Four Images Industrial Co., Ltd. This company was committed to the development and sale of the protection circuit of lithium ion batteries.  Mr. Yu also previously served as marketing director, manager assistant, and vice general manager in Yangxin Aluminum Wheel Co., Ltd from July 1998 to December 2000. He created a comprehensive marketing management system and performance appraisal system which improved the company’s performance dramatically.

Mr. Fushun Li, CEO and director, 47 years old with a bachelor’s degree in business management. The Board believes that Mr. Li’s strength is in corporate management. He had more than 20 years experience in corporate management area in many industries. Mr. Fushun Li was the founder of Shenzhen Kai Bi Te Tech. Co., Ltd. and served as its President from January 2004 to April 2009. The company was engaged in electronic components and 3C electronic products trade with revenue exceeding RMB 1 billion. From January 2001 to December 2003, Mr. Li was the president of Shenzhen Guanxu Electronics Co., Ltd. He conducted a number of reforms and greatly improved company management. From November 1995 to December 2000, Mr. Li was the vice president of Guanzhou Xunxing Communication Equipment, a subsidiary of China Telecommunications Corporation. During these years, he diversified the company’s product line and increased the company’s sales from RMB 50 million to RMB 300 million. From January 1992 to October 1995, Mr. Li worked as assistant president in Shenzhen Jingkong Chaoying Electronic Industry Co., Ltd.

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

Committees of the Board of Directors

There are no committees of the Board of Directors.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except that Fushun Li, Junfeng Chen, Weihe Yu, and Guofu Xiong were each late in filing a Form 3.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of March 31, 2010.

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock	Options	Preferred Shares (2)	Total	Percentage of Common Stock (%)(2)	Percentage of Preferred Shares (%)(3)	Percentage of Voting Power (%)(2)
Owner of More than 5% of Class

Jin Meibin Unit 57-71 High Tech Industrial Park, Nan Shan District, Shenzhen, PRC 518050	0	0	2,500,000	0	-	33%	27.0%

Ruxiang Pan Unite No. 5A, Zuanshi Ge. Fuqiang Yi Tian Ming Yuan, Futian District, Shenzhen, Guangdong Province, PRC	0	0	2,272,727	0	-	30%	24.5%

Huoqing Yang Haoyuan Chemical Company Limited Chengming Industrial Park, Shouguang City, Shandong Province, PRC	0	0	2,553,030	0	-	34%	27.5%

Ruizheng Cheng 2C-502 Yude Juayuan, Nanshan District, Shenzhen, Guangdong Province, PRC	682,848	0	0	682,848	5.8%	-	1.1%

Xiaohong Peng 501 Building A, Lixin Village, Xuefu Road, Nanshan District, Shenzhen, Guangdong Province,PRC	646,909	0	0	646,909	5.5%	-	1.0%

Guofu Xiong Dahonshan Iron No. 168 Wuchang Blved, Echeng District, Ezhou City, Hubei Province, PRC	1,276,342	0	0	1,276,342	10.8%	-	2.0%

Gold River Industrial Holding Limited (4) Room 806, Decheng Building, No 20, Queens E. Blvd., Hong Kong, China	1,078,182	0	0	1,078,182	9.1%	-	1.7%
Directors and Executive Officers (10)
Weihe Yu (5) Chairman	1,078,182	0	0	1,078,182	9.1%	-	1.7%

Fushun Li Chief Executive Officer, Director	0	0	0	0	-	-	-

Junfeng Chen Chief Financial Officer	0	0	0	0	-	-	-

All Directors and Executive Officers (6 persons)

(1)   In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 31, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2010 (11,863,390), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) Each share of Series A Preferred Stock carries seven votes and converts into one-tenth of a share of common stock.  Voting power percentages are expressed on a pre-conversion basis. The number of shares of common stock underlying the Series A Preferred Stock, on an as-converted basis, for Jin Meibin, Ruxiang Pan, and Huoquin Yang is 250,000, 27,273, and 255, 303 shares, respectively.

(3) The total shares of Series A Preferred Stock outstanding on March 31, 2010 was 7,575,757.

(4) Weihe Yu holds sole voting and dispositive power over the shares held by Gold River Industrial Holding Limited.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  As of December 31, 2008, the Company had an unsecured, due on demand, and non interest-bearing loan from a shareholder, Xuemei Fang, of $174,600, which was repaid by the end of 2009.  Xumei Fang is the legal representative and former shareholder of Shenzhen E'Jenie Technology Development Co., Ltd.

As of December 31, 2009, the Company had $527,225 unsecured, due on demand, and non-interest bearing loans payable to Dongrong Xu and Zaoxian Fang, the original owners of Shenzhen Anytone, for $448,141 and $79,084, respectively, in connection with the acquisition of Shenzhen Anytone by Anytone International.  Dongrong Xu is Shenzhen Anytone’s legal representative and former shareholder, and Zaoxian Fang is Shenzhen Anytone’s former shareholder. As of December 31, 2009, the Company has $527,225 outstanding.

As of December 31, 2009, the Company had $262,380 unsecured, due on demand, and non interest-bearing advance to the original owners of Anytone International.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document	Location
2.1	Share Exchange Agreement, dated February 14, 2006, between us, UPE Limited (Far East), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., and the shareholders of UPE Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed February 21, 2006
2.2	Amended and Restated Share Exchange Agreement, dated March 22, 2006, between us, Galaxy View International Ltd., Shenzhen Sono, and the shareholders of Galaxy View International Ltd.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 24, 2006
2.3	Share Exchange Agreement and Plan or Reorganization	Incorporated by reference as Exhibit 10.1 to Form 8-K filed September 29, 2004
3.1.1	Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(1) to Form 8-K filed September 16, 2004
3.1.2	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(2) to Form 8-K filed September 16, 2004
3.1.3	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(3) to Form 8-K filed September 16, 2004
3.1.4	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3(i) to Form 8-K filed July 28, 2006
3.1.5	Certificate of Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on November 19, 2009
3.1.6	Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on October 21, 2010.
3.2	Bylaws	Incorporated by reference as Exhibit 3.4 to Form SB-2/A filed March 22, 2002
4.1	Form of Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form SB-2/A filed March 22, 2002
4.2	2004 Equity Incentive Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed March 2, 2004
4.3	Form of Class A, B and C Warrants	Incorporated by reference as Exhibit 4.3 to Form 10-KSB filed March 30, 2006
4.4	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine's Garden and the Investors	Incorporated by reference as Exhibit 4.1 to Form 8-K filed March 22, 2004
10.1	Sales Contract dated April 21, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Shenzhen Gao Yi Electonics Co. LTD.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 22, 2005
10.2	Sales Contract dated July 12, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Wuhan Jie Xin Communication Development Co., LTD.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed July 14, 2005
10.3	Sales Contract dated December 31, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed January 6, 2006
10.4	Loan Agreement dated March 10, 2006, between New Energy Systems Group and United Private Equity (The Pacific) Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 15, 2006
10.5	Employment Agreement dated December 10, 2009 between New Energy Systems Group and Weihe Yu	Filed herewith
10.6	Employment Agreement dated July 1, 2009 between New Energy Systems Group and Fushun Li	Filed herewith
10.7	Employment Agreement dated September 1, 2009 between New Energy Systems Group and Junfeng Chen	Filed herewith
10.8	Share Exchange Agreement, dated November 10, 2010, by and among Shenzhen Anytone Technology Co. Ltd, Shenzhen Kim Fai Solar Energy Technology Co., Ltd., and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 12, 2010
10.9	Lease Agreement, dated August 28, 2009, by and between Shenzhen Longgang District Tailian Industrial Development Co., Ltd. and Shenzhen NewPower Technology Co., Ltd.	Incorporated by reference as Exhibit to 10.10 to Form 10-K filed March 28, 2011
10.10	Lease Agreement, dated January 1, 2009, by and between China Great wall calculator Shenzhen Co., Ltd. And Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit to 10.10 to Form 10-K filed March 28, 2011
10.12	China Digital Communication Group 2009 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on October 28, 2009
10.13	Employment Agreement, dated September 1, 2008, by and between Nian Chen and Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit to 10.10 to Form 10-K filed March 28, 2011
10.14	Lease Agreement, dated December 23, 2005, by and between Kim Fai	Incorporated by reference as Exhibit to 10.10 to Form 10-K filed March 28, 2011
14.1	Code of Ethics	Incorporated by reference as Exhibit 14.1 to Form 10-KSB filed March 30, 2006
21.1	Subsidiaries	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Date: June 6, 2011	By:	/s/ Nian Chen
Nian Chen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nian Chen	Chief Executive Officer (Principal Executive Officer)	June 6, 2011
Nian Chen

/s/ Junfeng Chen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 6, 2011
Junfeng Chen

/s/ Weihe Yu	Chairman – Board of Directors	June 6, 2011
Weihe Yu

/s/ Elan Yaish	Director	June 6, 2011
Elan Yaish

/s/ Shuxuan Cui	Director	June 6, 2011
Shuxuan Cui

/s/ Li Liu	Director	June 6, 2011
Li Liu

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive Income	F-4

Consolidated Statements of Cash Flows	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Notes to Consolidated Financial Statements	F-7-23

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

As discussed in Note 17, the 2009 financial statements have been restated to correct a misstatement.

Goldman Kurland and Mohidin LLP
Encino, California
April 9, 2010, except for notes 10, 15 and 17 for which the date is May 24, 2011.

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 6, 2009

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(RESTATED)
Current assets
Cash and equivalents	$3,651,990	$6,969,454
Accounts receivable	9,776,041	7,407,371
Inventory	502,702	759,477
Prepaid expenses	262,380	-
Other receivables	433,804	-
Deferred Compensation	675,000	-

Total current assets	15,301,917	15,136,302

Plant, property & equipment, net	699,790	859,232

Other assets
Prepayment for Newpower acquisition	2,999,473	-
Deferred Compensation-noncurrent	1,773,493	-
Deposits	37,626	-
Goodwill	19,775,939	-
Intangible assets, net	15,772,344	880,920

Total other assets	40,358,875	880,920

Total assets	$56,360,582	$16,876,454

Current liabilities
Accounts payable and accrued expenses	$9,095,623	$3,467,324
Taxes payable	762,430	399,519
Loan payable	-	2,200,500
Loan payable to related party	527,225	174,600

Total current liabilities	10,385,278	6,241,943

Deferred tax liability	3,001,584	-

Total Liabilities	13,386,862	6,241,943

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757
shares authorized, 7,575,757 shares issued
and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000
shares authorized, 11,863,390 and 5,446,105
shares issued and outstanding at December 31,
2009 and 2008, respectively	11,863	5,446
Additional paid in capital	42,697,186	16,999,362
Statutory reserve	2,070,081	593,445
Other comprehensive income	1,225,986	1,144,170
Accumulated deficit	(3,038,972)	(8,115,488)

Total stockholders' equity	42,973,720	10,634,511

Total liabilities and stockholders' equity	$56,360,582	$16,876,454

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

The accompanying notes are an integral part of these consolidated financial statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 YEARS ENDED DECEMBER 31, 2009 (RESTATED) AND 2008

	Common Stock		Preferred Stock		Additional Paid	Other Comprehensive	Statutory	(Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Income	Reserve	Deficit)	Equity

Balance at January 1, 2008	5,446,105	$5,446	7,575,757	$7,576	$16,999,362	$854,398	$105,849	$(12,078,964)	$5,893,667

Foreign currency translation gain	-	-	-	-	-	289,772	-	-	289,772

Transfer to statutory reserves	-	-	-	-	-	-	487,596	(487,596)	-

Net income for the year	-	-	-	-	-	-	-	4,451,072	4,451,072

Balance at December 31, 2008	5,446,105	5,446	7,575,757	7,576	16,999,362	1,144,170	593,445	(8,115,489)	10,634,511

Net income for the year	-	-	-	-	-	-	-	5,837,395	5,837,395

Stock issued for service	1,000,000	1,000	-	-	2,699,000	-	-	-	2,700,000

Common stock issued for acquisitions	5,417,285	5,417	-	-	22,998,824	-	715,758	-	23,719,999

Amortization of deferred compensation	-		-	-	-	-	-	-	-

Transfer to statutory reserve	-	-	-	-	-	-	760,878	(760,878)	-

Foreign currency translation gain	-	-	-	-	-	81,816	-	-	81,816

Balance at December 31, 2009 (Restated)	11,863,390	$11,863	7,575,757	$7,576	$42,697,186	$1,225,986	$2,070,081	$(3,038,972)	$42,973,720

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

Exchange Gain (Loss)

During the years ended December 31, 2009 and 2008, the transactions of E’Jenie and Anytone were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred . Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Supplemental Cash Flow Disclosures

Cash from operating, investing and financing activities from changes in assets and liabilities, was net of the acquisition of Anytone (See Note 15).

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

Risk-free interest rate	4.77%
Expected life of the options	3 years
Expected volatility	126.76%
Expected dividend yield	0%

The outstanding options (post-reverse stock split) as of December 31, 2009 and 2008 listed as follow:

Number of Shares
Outstanding at January 01, 2008	25,000
Granted	-
Exercised	-
Canceled	-

Outstanding at December 31, 2008	25,000

Granted	-
Exercised	-
Expired	15,000

Outstanding at December 31, 2009	10,000
Exercisable at December 31, 2009	10,000

Options outstanding (post-reverse stock split) at December 31, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.530	10,000	0.84	$0.530	10,000	$0.530	-

[Missing Graphic Reference]
Note 10 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

On August 18, 2009, the Company entered into a four year consulting agreement for promoting the Company's image. In connection with this agreement, the Company was required to issue 1,930,000 shares of Common Stock valued at $2.70 (stock price at grant date) to these eight consultants.  During the year ended December 31, 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. The Company amortized $251,507 as stock-based compensation. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received.  A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset, of which, $675,000 was current, and $1,773,493 was noncurrent.

On December 3, 2009, the Company issued 3,593,939 shares of common stock, valued at $6.6 per share which was the stock price at the acquisition date, to pay the stock portion of the purchase consideration for the acquisition of Anytone.  The common stock total valued at $23,719,997 at the acquisition date (see note 15).

On December 30, 2009, the Company issued 1,823,346 shares of common stock valued at $8.51 per share which was the stock price at the acquisition date, to pay the stock portion of the total purchase consideration for the acquisition of  Shenzhen NewPower Technology Co., Ltd. ("NewPower”) (see note 16).

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

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the years ended December 31, 2009 and 2008, respectively:

	2009	2008
US statutory rates	34%	34%
State tax expense net of federal tax	-%	6%
Tax rate difference	(10)%	-%
Effect of tax holiday	(15)%	-%
Valuation allowance on deferred tax on US NOL	3%	(40)%

Foreign income tax - PRC	-%	18%
Exempt from income tax	-%	(9)%
Tax expense at actual rate	12%	9%

The provisions for income tax expenses for the years ended December 31, 2009 and 2008 consisted of the following:

	2009	2008
Income tax expenses – current	$845,014	$454,670
Income tax benefit – deferred	(31,916)	-
Total income tax expenses	$813,098	$454,670

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

The purchase price for Anytone was $10,000,000 cash and 3,593,939 shares of common stock equivalent to approximately $23,719,997 , which was determined by multiplying the 3,593,939 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $19,775,939 is recorded as goodwill.

The Company expects synergy from combining the operations. Revenue and net income of Anytone included in the consolidated income statement for the year ended December 31, 2009 was $3,424,291 and $561,309.

Cash	$2,401,140
Accounts receivable	651,062
Other receivables	842,463
Due from shareholder	262,396
Inventory	2,316,835
Property and equipment	42,209
Intangible assets	15,167,497
Goodwill	19,775,939
Accounts payable	(4,178,789)
Deferred tax liability	(3,033,499)
Loan payable	(527,256)
Purchase price	$33,719,997

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

Note 17- RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements at December 31, 2009 were restated to reflect the following:

1.
The Company initially valued the stock components of the acquisition price of Anytone based on the average stock price of New Energy two days before and two days after the agreement date. The Company revised the stock price used to value the stock components of the acquisitions based on the guidance at FASB ASC 805-30-30-7 that is the stock price of New Energy at the acquisition date. Accordingly, the goodwill amount was changed as a result of revised acquisition price by using the stock price at the acquisition date.

2.	As a result of the change of goodwill, the additional paid-in capital changed accordingly.

3.
The Company initially presented equity-based compensation for stock issued to consultants for services not yet provided as a contra account in equity.  The Company now recorded such prepaid compensation as an asset in the balance sheet according to FASB ASC 505-50.

The above restatement did not have any impact on the statement of income and other comprehensive income and cash flows.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at December 31, 2009:

Consolidated Balance Sheet at December 31, 2009	As Previously Reported	Restated	Net Adjustment
Deferred compensation	$-	$675,000	$675,000
Deferred compensation-noncurrent	$-	$1,773,493	$1,773,493
Goodwill	$19,244,036	$19,775,939	$531,903
Total assets	$53,380,185	$56,360,582	$2,980,396
Additional paid in capital	$42,165,281	$42,697,186	$531,905
Less: Deferred compensation	$(2,448,493)	$-	$2,448,493
Total stockholders’ equity	$39,993,323	$42,973,720	$2,980,396