Form 10-Q/A
period 2010-03-31
NEW ENERGY SYSTEMS GROUP
filed 2011-06-06
CIK 1144320

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

EXPLANATORY NOTE

New Energy Systems Group, a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2010 (the “Original Form 10-Q”), to restate the financial statements at March 31, 2010 to reflect the following:

1.
The Company initially valued the stock components of the acquisition price of Anytone and Newpower based on the average stock price of New Energy two days before and two days after the agreement date. The Company revised the stock price used to value the stock components of the acquisitions based on the guidance at FASB ASC 805-30-30-7 that is the stock price of New Energy at the acquisition date. Accordingly, the goodwill amount was changed as a result of revised acquisition price by using the stock price at the acquisition date.

2.
The Company initially presented equity-based compensation for stock issued to consultants for services not yet provided as a contra account in equity.  The Company now recorded such prepaid compensation as an asset in the balance sheet according to FASB ASC 505-50.

The aforementioned, however, did not have any impact on the statement of income and other comprehensive income and cash flows.

The Company is also revising the following disclosures as requested by the Securities and Exchange Commission in their letters of comments:

Part I – Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations .

Part I – Item 4: Controls and Procedures.

This Form 10-Q/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures and reclassification described above, the information in this Form 10-Q/A has not been updated to reflect events that occurred after May 14, 2010, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
March 31, 2010 (Unaudited) and December 31, 2009

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
	(RESTATED)	(RESTATED)
Current assets
Cash and cash equivalents	$8,530,867	$3,651,990
Accounts receivable	10,943,006	9,776,041
Inventory	1,590,613	502,702
Prepaid expenses	437,155	262,380
Other receivables	37,637	433,804
Deferred Compensation	675,000	675,000

Total current assets	22,214,278	15,301,917

Plant, property & equipment, net	967,008	699,790

Other assets
Prepayment for Newpower acquisition	-	2,999,473
Deposits	-	37,626
Deferred Compensation-noncurrent	1,604,743	1,773,493
Goodwill	32,566,530	19,775,939
Intangible assets, net	22,085,159	15,772,344

Total other assets	56,256,432	40,358,875

Total assets	$79,437,718	$56,360,582

Current liabilities
Accounts payable and accrued expenses	$10,459,721	$9,095,623
Taxes payable	1,275,302	762,430
Loan payable to related party	527,372	527,225
Deferred revenue	629,917	-

Total current liabilities	12,892,312	10,385,278

Deferred tax liability	4,268,755	3,001,584

Total Liabilities	17,161,067	13,386,862

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757 shares authorized, issued and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000 shares authorized, 11,863,390 issued and outstanding	11,863	11,863
Additional paid in capital	58,214,039	42,697,186
Statutory reserve	2,070,081	2,070,081
Other comprehensive income	1,230,196	1,225,986
Retained earnings (Accumulated deficit)	742,896	(3,038,972)

Total stockholders' equity	62,276,651	42,973,720

Total liabilities and stockholders' equity	$79,437,718	$56,360,582

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

Supplemental Cash Flow Disclosures

Cash from operating, investing and financing activities from changes in assets and liabilities, was net of the acquisition of NewPower on January 12, 2010, respectively (See Note 14).

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

Note 9 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

On August 18, 2009, the Company entered into a four year consulting agreement for promoting the Company's image. In connection with this agreement, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to these eight consultants.  During the year ended December 31, 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. The Company amortized $251,507 as stock-based compensation. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received.  A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset, of which, $675,000 was current, and $1,604,743 was noncurrent.

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

The purchase price for Anytone was $10,000,000 cash and 3,593,939 shares of common stock equivalent to $23,719,997, which was determined by multiplying the 3,593,939 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $19,775,939 is recorded as goodwill.

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

The purchase price for Newpower was $3,000,000 cash and 1,823,346 shares of common stock equivalent to $15,516,674, which was determined by multiplying the 1,823,346 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $12,790,591 is recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of Newpower included in the consolidated income statement for the three months ended March 31, 2010 was $7,707,773 and $667,786.

Cash	$24,550
Accounts receivable	2,809,600
Prepaid income tax	555,365
Inventory	240,262
Property and equipment	327,354
Intangible assets	7,009,446
Goodwill	12,790,591
Accounts payable	(2,410,017)
Other payable and accrued expenses	(66,589)
Loan payable to related party	(1,361,999)
Deferred tax liability	(1,401,889)
Purchase price	$18,516,674

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
$740,700

Note 16- RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements at March 31, 2010 were restated to reflect the following:

1.
The Company initially valued the stock components of the acquisition price of Anytone and Newpower based on the average stock price of New Energy two days before and two days after the agreement date. The Company revised the stock price used to value the stock components of the acquisitions based on the guidance at FASB ASC 805-30-30-7 that is the stock price of New Energy at the acquisition date. Accordingly, the goodwill amount was changed as a result of revised acquisition price by using the stock price at the acquisition date.

2.
The Company initially presented equity-based compensation for stock issued to consultants for services not yet provided as a contra account in equity.  The Company now recorded such prepaid compensation as an asset in the balance sheet according to FASB ASC 505-50.

The above restatement did not have any impact on the statement of income and other comprehensive income and cash flows.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at March 31, 2010:

Consolidated Balance Sheet at March 31, 2010	As Previously Reported	Restated	Net Adjustment

Deferred compensation	$-	$675,000	$675,000
Deferred compensation-noncurrent	$-	$1,604,743	$1,604,743
Goodwill	$28,008,679	$32,566,530	$4,557,851
Total assets	$72,600,124	$79,437,718	$6,837,594
Additional paid in capital	$53,656,188	$58,214,039	$4,557,851
Less: Deferred compensation	$(2,279,743)	$-	$2,279,743
Total stockholders’ equity	$55,439,057	$62,276,651	$6,837,594

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

Shareholder loans

As of March 31, 2010, the Company had a $527,372 unsecured, due on demand, and non-interest bearing loan payable to Dongrong Xu and Zaoxian Fang, the original owners of Shenzhen Anytone, for $448,266 and $79,106, respectively, in connection with the acquisition of Shenzhen Anytone by Anytone International. As of March 31, 2011, the Company has $549,082 outstanding.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness and concluded that the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls

The Company hired a SOX consulting firm in 2009 to evaluate our SOX 404 internal control and procedures. Their primary objective was to streamline our internal control structure. The consulting firm had studied and examined our lines of responsibility and delegation of authority for our functional financial reporting areas so that they can evaluate whether responsibility lines are clearly be drawn. They documented and tested our key controls over financial reporting in 2009 and introduced key auditable internal controls and procedures integrated with our financial reporting processes. Through their studies and examinations, management realized that our internal control over financial reporting was subject to the following weaknesses, which management will need to take remediating actions in accordance with their suggestion in 2010:

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

During the quarter ended March 31, 2010, the Company has, with our internal staff, continue to conduct periodic internal control risk assessments and control testing so that we will be improving our internal control system’s integrity and to assess areas of material risk. Our internal audit staff during the quarter ended March 31, 2010 continued to develop additional control activities to ensure the effective function of our controls. The anticipated changes in internal control over financial reporting will enhance our control environment while also improving internal information flow and communication network. We will identify new risks through a constant risk assessment process and make our control activities an effective tool of monitoring our internal controls. The sole responsibility for establishing and maintaining our internal controls over financial reporting and all internal control systems improvement is that our management and company personnel including our internal audit department, which will all ensure proper and reliable financial reporting. Other than as described above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.             (Removed and Reserved).

Item 5.             Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

10.1	Share Exchange Agreement, dated December 11, 2009, by and between the Company and Shenzhen NewPower Technology Co., Ltd. (incorporated by reference as Exhibit to Form 8-K filed December 15, 2009)
10.2
Lease Agreement, dated August 28, 2009, by and between Shenzhen Longgang District Tailian Industrial Development Co., Ltd. and Shenzhen NewPower Technology Co., Ltd. (incorporated by reference as Exhibit to Form 10-K filed March 28, 2010).

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

NEW ENERGY SYSTEMS GROUP

Dated: June 6, 2011	By:	/s/ Nian Chen
Name: Nian Chen
Title: Chief Executive Officer

Dated: June 6, 2011	By:	/s/ Junfeng Chen
Name: Junfeng Chen
Title: Chief Financial Officer