Form 10-Q/A
period 2010-06-30
NEW ENERGY SYSTEMS GROUP
filed 2011-06-06
CIK 1144320

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

EXPLANATORY NOTE

New Energy Systems Group, a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the “Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on August 16, 2010 (the “Original Form 10-Q”), to restate the financial statements at June 30, 2010 to reflect the following:

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

The Company is also revising the following disclosures, as required by the Securities and Exchange Commission in their letters of comments:

Part I- Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part I- Item 4: Controls and Procedures.

This Form 10-Q/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures and reclassification described above, the information in this Form 10-Q/A has not been updated to reflect events that occurred after June 30, 2010, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

NEW ENERGY SYSTEMS GROUP
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(UNAUDITED)

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
	(RESTATED)	(RESTATED)
Current assets
Cash and cash equivalents	$3,781,165	$3,651,990
Accounts receivable	16,821,827	9,776,041
Inventory	1,935,226	502,702
Prepaid expenses	175,612	-
Deposit	37,833	-
Other receivables	-	433,804
Due from shareholders	263,821	262,380
Deferred Compensation	675,000	675,000

Total current assets	23,690,484	15,301,917

Plant, property & equipment, net	938,854	699,790

Other assets
Prepayment for Newpower acquisition	-	2,999,473
Deposits	-	37,626
Deferred Compensation-noncurrent	1,435,993	1,773,493
Goodwill	33,010,047	19,775,939
Intangible assets, net	21,390,830	15,772,344

Total other assets	55,836,870	40,358,875

Total assets	$80,466,208	$56,360,582

Current liabilities
Accounts payable and accrued expenses	$8,438,211	$9,095,623
Taxes payable	1,443,546	762,430
Loan payable to related party	530,121	527,225

Total current liabilities	10,411,878	10,385,278

Deferred tax liability	4,133,977	3,001,584

Total Liabilities	14,545,855	13,386,862

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757 shares authorized, issued and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000 shares authorized, 11,863,390 shares issued and outstanding	11,863	11,863
Additional paid in capital	58,198,401	42,697,186
Statutory reserve	2,070,081	2,070,081
Other comprehensive income	1,320,564	1,225,986
Retained earnings (Accumulated deficit)	4,311,868	(3,038,972)

Total stockholders' equity	65,920,353	42,973,720

Total liabilities and stockholders' equity	$80,466,208	$56,360,582

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements .

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

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument .

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

Note 9 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

On August 18, 2009, the Company entered into a four-year consulting agreement for promoting the Company's image in both the industry and capital markets. In connection with this agreement, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to these eight consultants.  During the year ended December 31, 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. During the six and three months ended June 30, 2010, the Company amortized $338,000 and $169,000 as stock-based compensation. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received.  A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset, of which, $675,000 was current, and $1,435,993 was noncurrent.

On December 3, 2009, the Company issued 3,593,939 shares of common stock, valued at $6.6 per share which was the stock price at the acquisition date, to pay the stock portion of the purchase consideration for the acquisition of Anytone.  The common stock total valued at $23,719,997 at the acquisition date.

On December 30, 2009, the Company issued 1,823,346 shares of common stock valued at $8.51 per share which was the stock price at the acquisition date, to pay the stock portion of the total purchase consideration for the acquisition of Newpower. The common stock total valued at $15,516,674 at the acquisition date.

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

The price for Newpower was $3,000,000 cash and 1,823,346 shares of common stock equivalent to $15,516,674, which was determined by multiplying the 1,823,346 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $13,234,108 is recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of Newpower included in the consolidated income statement for the six months ended June 30, 2010 was $16,025,051 and $915,605, and for the three months ended June 30, 2010 was $8,317,278 and $247,819, respectively.

Cash	$24,550
Accounts receivable	2,809,600
Tax receivable	111,848
Inventory	240,262
Property and equipment	327,354
Intangible assets	7,009,446
Goodwill	13,234,108
Accounts payable	(2,410,017)
Other payable and accrued expenses	(66,589)
Loan payable to related party	(1,361,999)
Deferred tax liability	(1,401,889)
Purchase price	$18,516,674

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
$684,000

Note 16- RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements at June 30, 2010 were restated to reflect the following:

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

The above restatement did not have any impact on the statement of income and other comprehensive income and cash flows.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at June 30, 2010:

Consolidated Balance Sheet at June 30, 2010	As Previously Reported	Restated	Net Adjustment

Deferred compensation	$-	$675,000	$675,000
Deferred compensation-noncurrent	$-	$1,435,993	$1,435,993
Goodwill	$28,452,196	$33,010,047	$4,557,851
Total assets	$73,797,364	$80,466,208	$6,668,844
Additional paid in capital	$53,640,550	$58,198,401	$4,557,851

Less: Deferred compensation	$(2,110,993)	$-	$2,110,993
Total stockholders’ equity	$59,251,509	$65,920,353	$6,668,844

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

Net Income

Net income for the six months ended June 30, 2010 totaled $7,350,840 compared to $1,842,938 for the six months ended June 30, 2009, an increase in net income of $5,507,902 due to the reasons listed above .

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

Shareholder loans

As of June 30, 2010, the Company had a $530,121 unsecured, due on demand, and non-interest bearing loan payable to Dongrong Xu and Zaoxian Fang, the original owners of Shenzhen Anytone, for $450,603 and $79,518, respectively, in connection with the acquisition of Shenzhen Anytone by Anytone International. As of March 31, 2011, the Company has $549,082 outstanding.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2010. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness and concluded that the Company’s disclosure controls and procedures were not effective.

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

During the quarter ended June 30, 2010, the Company has taken the following actions with respect to our internal control over financial reporting to remediate our material weaknesses as described above:

•
The Company established  an Audit Committee  on June 17, 2010 to enhance our financial statement’s control and will continue to conduct periodic internal control risk assessments and control testing so that we will be improving our internal systems’s integrity and to assess areas of material risk. Our internal audit staff will develop additional control activities to ensure the effective function of our controls.

•	The Company has hired three independent directors, which enhanced our Board of Directors’ right to review and determine the Company’s major capital expense.

Moreover,  during the quarter ended June 30, 2010, the Company has, with our internal staff, continued to conduct periodic internal control risk assessments and control testing so that we will be improving our internal control system’s integrity and to assess areas of material risk. Our internal audit staff during the quarter ended June 30, 2010 continued to develop additional control activities to ensure the effective function of our controls. The anticipated changes in internal control over financial reporting will enhance our control environment while also improving internal information flow and communication network. We will identify new risks through a constant risk assessment process and make our control activities an effective tool of monitoring our internal controls. The sole responsibility for establishing and maintaining our internal controls over financial reporting and all internal control systems improvement is that our management and company personnel including our internal audit department, which will all ensure proper and reliable financial reporting. Other than as described above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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