Form 10-Q/A
period 2010-09-30
NEW ENERGY SYSTEMS GROUP
filed 2011-06-06
CIK 1144320

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

EXPLANATORY NOTE

New Energy Systems Group, a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the “Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (the “Original Form 10-Q”), to restate the financial statements at September 30, 2010 to reflect the following:

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

The Company is also revising the following disclosure, as requested by the Securities and Exchange Commission in their letters of comments:

Part I- Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part I- Item 4: Controls and Procedures.

This Form 10-Q/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures and reclassification described above, the information in this Form 10-Q/A has not been updated to reflect events that occurred after September 30, 2010, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
	(RESTATED)	(RESTATED)
Current assets
Cash and cash equivalents	$8,898,046	$3,651,990
Accounts receivable	18,775,653	9,776,041
Inventory	2,052,490	502,702
Prepaid expenses	62,831	-
Other receivables	38,340	433,804
Due from shareholders	267,357	262,380
Deferred Compensation	675,000	675,000

Total current assets	30,769,717	15,301,917

Plant, property & equipment, net	895,111	699,790

Other assets
Prepayment for Newpower acquisition	-	2,999,473
Deposits	-	37,626
Deferred Compensation-noncurrent	1,267,243	1,773,493
Goodwill	33,010,047	19,775,939
Intangible assets, net	20,695,543	15,772,344

Total other assets	54,972,833	40,358,875

Total assets	$86,637,661	$56,360,582

Current liabilities
Accounts payable and accrued expenses	$9,437,250	$9,095,623
Taxes payable	2,148,788	762,430
Loan payable to related party	537,225	527,225

Total current liabilities	12,123,263	10,385,278

Deferred tax liability	3,998,137	3,001,584

Total Liabilities	16,121,400	13,386,862

Stockholders' equity
Preferred stock, $.001 par value, 7,575,757 shares authorized, issued and outstanding	7,576	7,576
Common stock, $.001 par value, 140,000,000 shares authorized, 11,863,390 shares issued and outstanding	11,863	11,863
Additional paid in capital	58,225,325	42,697,186
Statutory reserves	2,070,081	2,070,081
Other comprehensive income	1,617,647	1,225,986
Retained earnings (Accumulated deficit)	8,583,769	(3,038,972)

Total stockholders' equity	70,516,261	42,973,720

Total liabilities and stockholders' equity	$86,637,661	$56,360,582

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

Note 9 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

On August 18, 2009, the Company entered into a four-year consulting agreement to promote the Company's image in both the industry and capital markets. In connection with this agreement, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to these eight consultants.  During 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. During the nine and three months ended September 30, 2010, the Company amortized $506,000 and $169,000 as stock-based compensation. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received.  A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset, of which, $675,000 was current, and $1,267,243 was noncurrent.

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
The price for Newpower was $3,000,000 and 1,823,346 shares of common stock valued at $15,516,674, which was determined by multiplying the 1,823,346 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $13,234,208 is recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of Newpower included in the consolidated income statement for the nine months ended September 30, 2010 was $25,331,109 and $2,155,713, and for the three months ended September 30, 2010 was $9,306,058 and $798,820, respectively.

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

Note 17- RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements at September 30, 2010 were restated to reflect the following:

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

The above restatement did not have any impact on the statement of income and other comprehensive income and cash flows.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at September 30, 2010:

Consolidated Balance Sheet at September 30, 2010	As Previously Reported	Restated	Net Adjustment

Deferred compensation	$-	$675,000	$675,000
Deferred compensation-noncurrent	$-	$1,267,243	$1,267,243
Goodwill	$28,452,196	$33,010,047	$4,557,851
Total assets	$80,137,567	$86,637,661	$6,500,094
Additional paid in capital	$53,667,474	$58,225,325	$4,557,851
Less: Deferred compensation	$(1,942,243)	$-	$1,942,243
Total stockholders’ equity	$64,016,167	$70,516,261	$6,500,094

Item 2	Management’s Discussion and Analysis or Plan of Operation

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

Related Party Loans

As of September 30, 2010, the Company had a $537,225 unsecured, due on demand, and non-interest bearing loan payable to Dongrong Xu and Zaoxian Fang, the original owners of Shenzhen Anytone, for $456,641 and $80,584, respectively, in connection with the acquisition of Shenzhen Anytone by Anytone International. As of March 31, 2011, the Company has $549,082 outstanding.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2010. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness and concluded that the Company’s disclosure controls and procedures were not effective.

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

During the quarter ended September 30, 2010, the Company has taken the following actions with respect to our internal control over financial reporting to remediate our material weaknesses as described above:

•	Audit Committee has conducted periodic meetings.

Moreover,  during the quarter ended September 30, 2010, the Company has, with our internal staff, continued to conduct periodic internal control risk assessments and control testing so that we will be improving our internal control system’s integrity and to assess areas of material risk. Our internal audit staff during the quarter ended September 30, 2010 continued to develop additional control activities to ensure the effective function of our controls. The anticipated changes in internal control over financial reporting will enhance our control environment while also improving internal information flow and communication network. We will identify new risks through a constant risk assessment process and make our control activities an effective tool of monitoring our internal controls. The sole responsibility for establishing and maintaining our internal controls over financial reporting and all internal control systems improvement is that our management and company personnel including our internal audit department, which will all ensure proper and reliable financial reporting. Other than as described above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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