Form 10-K/A
period 2010-12-31
NEW ENERGY SYSTEMS GROUP
filed 2011-06-23
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Annual Report we will refer to New Energy Systems Group as "New Energy," the "Company," "we," "us," and "our."

BUSINESS OVERVIEW

We operate our business through our wholly-owned subsidiaries E'Jenie Technology Development Co., Ltd. ("E'Jenie"), Shenzhen Anytone Technology Co., Ltd. ("Shenzhen Anytone"), Shenzhen NewPower Technology Co., Ltd. ("NewPower"), Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai") companies incorporated under the laws of the Peoples Republic of China (PRC). Through our subsidiaries, we manufacture and distribute lithium battery shells and related products primarily in China. Based on our customer specification E'Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, E'Jenie produces fourteen steel battery shell lines, nine aluminum battery shell lines, three aluminum battery cap lines and three steel battery cap lines.

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

	2010	% of Sales	2009	% of Sales
Revenue, net
Battery	$79,814,242	84%	$19,918,846	76%
Battery shell and cover	11,758,403	13%	6,457,044	24%
Solar panel	3,089,012	3%	-	-
Total	94,661,657	100%	26,375,890	100%

Cost of revenue
Battery	58,170,005	73%	13,735,160	69%
Battery shell and cover	8,170,779	69%	4,596,379	71%
Solar panel	2,104,528	68%	-	-
Total	68,445,312	72%	18,331,539	70%

Gross profit	26,216,345	28%	8,044,351	30%

Operating expenses
Selling	422,491	1%	124,845	0%
General and administrative	6,809,538	7%	1,213,783	5%
Total	7,232,029	8%	1,338,628	5%

Income from operations	18,984,316	20%	6,705,723	25%

Other income (expenses), net	74,682	0%	(55,230)	0%

Income before income taxes	19,058,998	20%	6,650,493	25%

Provision for income taxes	4,738,485	5%	813,098	3%

Net income	$14,320,513	15%	$5,837,395	22%

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

Operating Expenses

Operating expenses for the year ended December 31, 2010 were $7,232,029 or 8% of net revenue, compared to $1,338,628, or 5% of net revenue for 2009, an increase of $5,893,401, or 440%. The increase in operating expenses was primarily due to the operating expenses from our three newly acquired subsidiaries and also the increase of our sales, which resulted in an increase of $4,285,183 in operating expenses.

Selling expenses for the year ended December 31, 2010 were $422,491 or 1% of net revenue compared to $124,845 or 0.5% of net revenue for 2009, an increase of $297,646, which was mainly due to the increased salary of sales person but partially offset by the decreased marketing expense.

General and administrative expenses for the year ended December 31, 2010 were $6,809,538 or 7% of net revenue compared to $1,213,783 or 5% of net revenue for 2009.  The increase in general and administrative expenses of $5,595,755 was mainly due to our three newly acquired subsidiaries, which increased general and administrative expenses by $3,894,279. In addition, employee salaries increased by $94,000 due to an overall price inflation in China and the Company recorded $675,000 and $103,000 and $901,000 as stock-based compensation to consultants, an independent director and IR firms, respectively, during the year ended December 31, 2010.

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

Net Income

Net income for the year ended December 31, 2010 was $14,320,513 compared to $5,837,395 for 2009, an increase in net income of $8,483,118 or 145% due to the reasons listed above.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our two other most highly compensated executive officers who were serving at the end of 2010, whom we refer to collectively in this annual report on Form 10-K/A as the “named executive officers”:

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

NEW ENERGY SYSTEMS GROUP

Date: June 22, 2011	By:	/s/ Nian Chen
Nian Chen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nian Chen
Nian Chen	Chief Executive Officer (Principal Executive Officer)	June 22, 2011

/s/ Jufeng Chen
Jufeng Chen	Chief Financial Officer (Principal Financial Officer and	June 22, 2011
Principal Accounting Officer)
/s/ Weihe Yu
Weihe Yu	Director - Chairman of the Board of Directors	June 22, 2011

/s/ Elan Yaish
Elan Yaish	Director	June 22, 2011

/s/ Shuxuan Cui
Shuxian Cui	Director	June 22, 2011

/s/ Li Liu
Li Liu	Director	June 22, 2011

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

As discussed in Note 16, the 2010 financial statements have been restated to correct a misstatement.

/s/ Goldman Kurland Mohidin LLP

Goldman Kurland Mohidin LLP
Encino, California
March 28, 2011, except for notes 8 and 16 for which the date is May 25, 2011.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	（Restated）	（Restated）
Current assets
Cash and equivalents	$13,065,008	$3,651,990
Accounts receivable	11,192,150	9,776,041
Inventory	2,420,009	502,702
Other receivables	47,249	433,804
Due from shareholders	270,522	262,380
Deferred compensation	675,000	675,000

Total current assets	27,669,938	15,301,917

Noncurrent assets
Prepayment for Newpower acquisition	-	2,999,473
Deposits	-	37,626
Plant, property & equipment, net	1,134,029	699,790
Deferred compensation-noncurrent	1,098,493	1,773,493
Goodwill	60,555,607	19,775,939
Intangible assets, net	19,969,021	15,772,344

Total noncurrent assets	82,757,150	41,058,665

Total assets	$110,427,088	$56,360,582

Current liabilities
Accounts payable	$6,655,592	$3,579,714
Accrued expenses	7,453,118	5,515,909
Taxes payable	1,553,206	762,430
Loan payable to related party	543,585	527,225

Total current liabilities	16,205,501	10,385,278

Deferred tax liability	4,798,822	3,001,584

Total Liabilities	21,004,323	13,386,862

Stockholders' equity
Preferred stock, $.001 par value, 2,553,030 and 7,575,757 shares authorized, issued and outstanding as of December 31, 2010 and 2009	2,553	7,576
Common stock, $.001 par value, 140,000,000 shares authorized, 14,278,928 and 11,863,390 shares issued and outstanding as of December 31, 2010 and 2009	14,279	11,863
Additional paid in capital	74,040,307	42,697,186
Statutory reserves	2,323,603	2,070,081
Other comprehensive income	1,834,341	1,225,986
Retained earnings (Accumulated deficit)	11,207,682	(3,038,972)

Total stockholders' equity	89,422,765	42,973,720

Total liabilities and stockholders' equity	$110,427,088	$56,360,582

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
	（Restated）
Revenue, net
Battery	$79,814,242	$19,918,846
Battery shell and cover	11,758,403	6,457,044
Solar panel	3,089,012	-
Total revenue	94,661,657	26,375,890

Cost of sales
Battery	58,170,005	13,735,160
Battery shell and cover	8,170,779	4,596,379
Solar panel	2,104,528	-
Total cost of sales	68,445,312	18,331,539

Gross profit	26,216,345	8,044,351

Operating expenses
Selling	422,491	124,845
General and administrative	6,809,538	1,213,783
Total operating expenses	7,232,029	1,338,628

Income from operations	18,984,316	6,705,723

Other income (expenses)
Other expense	(735)	(5,794)
Interest income (expense)	75,417	(49,436)
Total other income (expense), net	74,682	(55,230)

Income before income taxes	19,058,998	6,650,493

Provision for income taxes	(4,738,485)	(813,098)

Net income	14,320,513	5,837,395

Other comprehensive income
Foreign currency translation	608,355	81,816

Comprehensive income	$14,928,868	$5,919,211

Net income per share
Basic	$1.17	$0.91
Diluted	$1.11	$0.82

Weighted average number of shares outstanding:
Basic	12,191,008	6,393,067
Diluted	12,933,231	7,150,642

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Preferred Stock		Additional Paid	Other Comprehensive	Statutory	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Income	Reserve	Deficit)	Equity

Balance at January 1, 2009	5,446,105	5,446	7,575,757	7,576	16,999,362	1,144,170	593,445	(8,115,489)	10,634,510

Shares issued for capital contribution	-	-	-	-	-	-	-	-	-

Net income for the year	-	-	-	-	-	-	-	5,837,395	5,837,395

Stock issued for service	1,000,000	1,000	-	-	2,699,000	-	-	-	2,700,000

Common stock issued for acquisitions	5,417,285	5,417	-	-	22,998,824	-	715,758	-	23,719,999

Transfer to statutory reserve	-	-	-	-	-	-	760,878	(760,878)	-

Foreign currency translation gain	-	-	-	-	-	81,816	-	-	81,816

Balance at December 31, 2009 (Restated)	11,863,390	11,863	7,575,757	7,576	42,697,186	1,225,986	2,070,081	(3,038,972)	42,973,720

Preferred stock convert to common stock	502,273	502	(5,022,727)	(5,023)	4,520	-	-	-	-

Net income for the year	-	-	-	-	-	-	-	14,320,513	14,320,513

Common stock issued for acquisitions	1,913,265	1,913	-	-	30,335,097	-	179,662	-	30,516,672

Compensation expenses related to stock options	-		-	-	103,047	-	-	-	103,047

Compensation expenses related to warrants	-		-	-	900,457	-	-	-	900,457

Transfer to statutory reserve	-	-	-	-	-	-	73,860	(73,860)	-

Foreign currency translation gain	-	-	-	-	-	608,355	-	-	608,355

Balance at December 31, 2010 (Restated)	14,278,928	$14,279	2,553,030	$2,553	$74,040,307	$1,834,341	$2,323,603	$11,207,682	$89,422,765

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
	（Restated）
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,320,513	$5,837,395
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,043,808	468,514
Deferred tax liability	(597,768)	(31,916)
Deferred compensation expense	675,000	-
Loss on disposal of fixed asset	1,534	7,794
Stock options expense	103,047	251,507
Warrants expense	900,457	-
(Increase) / decrease in current assets:
Accounts receivable	3,505,551	(1,730,909)
Inventory	(1,321,906)	2,572,107
Prepaid expenses, deposits and other receivables	613,733	1,670
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	(332,945)	(3,326,375)
Taxes payable	609,513	515,157

Net cash provided by operating activities	21,520,537	4,564,944

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(6,529,286)	-
Prepayment for Newpower acquisition	-	(2,998,244)
Cash acquired in acquisition	-	2,401,140
Acquisition of Anytone	-	(5,000,000)
Cash acquired in acquisition of Newpower	705,514	-
Proceeds from sale of property and equipment	2,370	-
Acquisition of property and equipment	(154,936)	(1,068)

Net cash used in investing activities	(5,976,338)	(5,598,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability for Anytone	(5,000,000)	-
Repayment of loan payable	-	(2,195,872)
Receivable from related party		(74,857)
Repayment to related party	(1,373,809)	-

Net cash used in financing activities	(6,373,809)	(2,270,729)

Effect of exchange rate changes on cash and equivalents	242,628	(13,507)

Net increase (decrease) in cash and equivalents	9,413,018	(3,317,464)

Cash and equivalents, beginning	3,651,990	6,969,454

Cash and equivalents, ending	$13,065,008	$3,651,990

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income taxes	$4,534,300	$748,306

Interest	$-	$91,260

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

Supplemental Cash Flow Disclosures

Cash from operating, investing and financing activities from changes in assets and liabilities, was net of the acquisition of NewPower and Kim Fai on January 12, 2010 and November 10, 2010, respectively (See Note 14).

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

Note 8 – STOCK OPTIONS AND WARRANTS

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

Warrants

On November 11, 2009, The Company entered into a one-year consulting agreement with an IR firm. The Company granted the IR firm warrant to purchase up to total 200,000 shares common stock of the Company as compensation to their service. The warrants included  Series A warrant and Series B warrant with a term of two years (the “Series A Warrant”, the “Series B Warrant”), to purchase 50,000 shares at excise price of $5.00 and $5.50, respectively. The warrants included Series C warrant and Series D warrant with a term of three years (the “Series C Warrant”, the “Series D Warrant”), to purchase 50,000 shares at excise price of $6.00 and $6.50, respectively. 35% of all series warrants were vested at the grant date and 65% of all series of the warrants were vested upon the duty of service the IR completed, which was January 5, 2010.

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

The Company recorded $900,457 as compensation expense for warrants during 2010.

The outstanding warrants as of December 31, 2010 listed as follow:

Number of Shares
Outstanding at January 01, 2009	-

Granted	200,000
Exercised	-
Expired	-

Outstanding at December 31, 2009	200,000
Exercisable at December 31, 2009	70,000

Granted	36,000
Exercised	-
Expired	-

Outstanding at December 31, 2010	236,000
Exercisable at December 31, 2010	70,000

Warrants

outstanding at December 31, 2010 are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$$5.00-$6.50	236,000	1.78	$5.77	70,000	$5.75

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

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for 2010 and 2009, respectively:

	2010	2009
US statutory rates	34%	34%
Tax rate difference	(10)%	(10)%
Effect of tax holiday	(3)%	(15)%
Valuation allowance on deferred tax on US NOL	4%	3%
Tax expense at actual rate	25%	12%

The provisions for income taxes for 2010 and 2009 consisted of the following:

	2010	2009
Income tax expense – current	$5,336,253	$845,014
Income tax benefit – deferred	(597,768)	(31,916)
Total income tax expense	$4,738,485	$813,098

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

Note 13 – SEGMENT REPORTING

The Company has three operating segments: battery components manufacture, battery assembly and distribution, and solar panel manufacture.  These operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive and chief financial officers were identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	2010	2009

Revenues from unaffiliated customers:
Battery	$79,814,242	$19,918,846
Battery shell and cover	11,758,403	6,457,044
Solar panel	3,089,012	-
Consolidated	$94,661,657	$26,375,890
Operating income (loss)
Battery	$17,487,125	$5,955,072
Battery shell and cover	3,164,895	1,529,223
Solar panel	873,233	-
Corporation	(2,540,928)	(778,572)
Consolidated	$18,984,315	$6,705,723
Net income (loss)
Battery	$13,833,045	$5,357,261
Battery shell and cover	2,438,685	1,258,986
Solar panel	590,522	-
Corporation	(2,541,739)	(778,852)
Consolidated	$14,320,513	$5,837,395
Depreciation and amortization:
Battery	$2,790,106	$160,578
Battery shell and cover	156,596	215,176
Solar panel	4,346	-
Corporation	92,760	92,760
Consolidated	$3,043,808	$468,514

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

The price for NewPower was $3,000,000 and 1,823,346 shares of common stock valued at $15,516,674, which was determined by multiplying the 1,823,346 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $13,564,691 is recorded as goodwill. The Company expects synergy from combining the operations with revenue and net income of NewPower included in the consolidated income statement for 2010 was $23,347,457 and $2,931,483, respectively.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $26,541,178 is recorded as goodwill. The Company expects synergy from combining the operations with revenue and net income of Kim Fai included in the consolidated income statement for 2010 was $3,089,012 and $590,522, respectively.

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

2009
Net revenue	$82,873,125
Cost of revenue	63,283,067

Gross profit	19,590,058
Total operating expenses	5,962,418

Income from operations	13,627,640
Total non-operating expenses	(93,098)

Income before income tax	13,534,542
Income tax	1,908,531

Net income	$11,626,011

Weighted average shares outstanding	13,723,617

Earnings per share	$0.85

2010
Net revenue	$109,350,186
Cost of revenue	78,448,566

Gross profit	30,901,620
Total operating expenses	7,715,578

Income from operations	23,186,042
Total non-operating income	81,928

Income before income tax	23,267,970
Income tax	5,573,995

Net income	$17,693,975

Weighted average shares outstanding	14,104,273

Earnings per share	$1.25

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
$460,000

Note 16- RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at December 31, 2010 were restated to reflect the following.