Form 10-K/A
period 2010-12-31
NEW ENERGY SYSTEMS GROUP
filed 2011-07-14
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE TO 10-K/A

This Amendment No. 2 (“Amendment No. 2”) amends the Amendment No. 1 to the Annual Report on Form 10-K of New Energy Systems Group and Subsidiaries (the “Company”) for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2011 (the “Amendment No. 1”). The Company's edgar agent filed the Amendment No. 1 in error and as a result, the Company is filing this Amendment No. 2 to correct the consolidated financial statements for the year ended December 31, 2010, which did not account for and disclose the expense of warrants issued to an IR consultant of the Company.

In connection with filing this Amendment No. 2, the Company is also filing currently dated certifications of the Company's principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended. Except as described above, no other amendments are being made to the Annual Report on Form 10-K for the year ended December 31, 2010, originally filed with the SEC on March 28, 2011 (the "Original Filing"). This Amendment No.2 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document	Location
2.1	Share Exchange Agreement, dated February 14, 2006, between us, UPE Limited (Far East), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., and the shareholders of UPE Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed February 21, 2006

2.2	Amended and Restated Share Exchange Agreement, dated March 22, 2006, between us, Galaxy View International Ltd., Shenzhen Sono, and the shareholders of Galaxy View International Ltd.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 24, 2006

2.3	Share Exchange Agreement and Plan or Reorganization	Incorporated by reference as Exhibit 10.1 to Form 8-K filed September 29, 2004

3.1.1	Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(1) to Form 8-K filed September 16, 2004

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(2) to Form 8-K filed September 16, 2004

3.1.3	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(3) to Form 8-K filed September 16, 2004

3.1.4	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3(i) to Form 8-K filed July 28, 2006

3.1.5	Certificate of Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on November 19, 2009

3.1.6	Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on October 21, 2010.

3.2	Bylaws	Incorporated by reference as Exhibit 3.4 to Form SB-2/A filed March 22, 2002

4.1	Form of Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form SB-2/A filed March 22, 2002

4.2	2004 Equity Incentive Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed March 2, 2004

4.3	Form of Class A, B and C Warrants	Incorporated by reference as Exhibit 4.3 to Form 10-KSB filed March 30, 2006

4.4	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine's Garden and the Investors	Incorporated by reference as Exhibit 4.1 to Form 8-K filed March 22, 2004

10.1	Sales Contract dated April 21, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Shenzhen Gao Yi Electonics Co. LTD.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 22, 2005

10.2	Sales Contract dated July 12, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Wuhan Jie Xin Communication Development Co., LTD.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed July 14, 2005

10.3	Sales Contract dated December 31, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed January 6, 2006

10.4	Loan Agreement dated March 10, 2006, between New Energy Systems Group and United Private Equity (The Pacific) Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 15, 2006

10.5	Employment Agreement dated December 10, 2009 between New Energy Systems Group and Weihe Yu	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.6	Employment Agreement dated July 1, 2009 between New Energy Systems Group and Fushun Li	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.7	Employment Agreement dated September 1, 2009 between New Energy Systems Group and Junfeng Chen	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.8	Share Exchange Agreement, dated November 10, 2010, by and among Shenzhen Anytone Technology Co. Ltd, Shenzhen Kim Fai Solar Energy Technology Co., Ltd., and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 12, 2010

10.9	Letter of Appointment, dated June 11, 2010, by and between Mr. Elan Yaish and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed June 17, 2010

10.10	Lease Agreement, dated August 28, 2009, by and between Shenzhen Longgang District Tailian Industrial Development Co., Ltd. and Shenzhen NewPower Technology Co., Ltd.	Incorporated by reference as Exhibit 10.10 to Form 10-K filed March 28, 2011

10.11	Lease Agreement, dated January 1, 2009, by and between China Great wall calculator Shenzhen Co., Ltd. And Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit 10.11 to Form 10-K filed March 28, 2011

10.12	2004 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on March 2, 2004

10.13	China Digital Communication Group 2009 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on October 28, 2009

10.14	Employment Agreement, dated September 1, 2008, by and between Nian Chen and Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit 10.14 to Form 10-K filed March 28, 2011

10.15	Lease Agreement, dated December 23, 2005, by and between Kim Fai	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

14.1	Code of Ethics	Incorporated by reference as Exhibit 14.1 to Form 8-K filed June 17, 2010

21.1	Subsidiaries	Incorporated by reference as Exhibit 21.1 to Form 10-K filed March 28, 2011

23.1	Consent of Kabani & Company, Inc.	Incorporated by reference s Exhibit 23.1 to the Registration Statement on Form S-8 filed on October 28, 2009

23.2	Consent of Berkman, Henoch, Peterson & Peddy, P.C.	Incorporated by reference s Exhibit 23.2 to the Registration Statement on Form S-8 filed on October 28, 2009

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Date: July 14, 2011	By:	/s/ Nian Chen
Nian Chen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nian Chen
Nian Chen	Chief Executive Officer (Principal Executive Officer)	July 14, 2011

/s/ Jufeng Chen
Jufeng Chen	Chief Financial Officer (Principal Financial Officer and	July 14, 2011
Principal Accounting Officer)
/s/ Weihe Yu
Weihe Yu	Director - Chairman of the Board of Directors	July 14, 2011

/s/ Elan Yaish
Elan Yaish	Director	July 14, 2011

/s/ Shuxuan Cui
Shuxian Cui	Director	July 14, 2011

/s/ Li Liu
Li Liu	Director	July 14, 2011

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
$460,000

Note 16- RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at December 31, 2010 were restated to reflect the following:

1.
The Company did not record certain warrants issued to investor relation firm in connection with investor relations consulting services. The consulting agreements were for a period of one year from November 2009. The restatement reflects the fair value of the warrants of $ 868,872 which have been expensed over the service period.

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income for the year ended December 31, 2010:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Income and Comprehensive Income

General and administrative expenses	$5,940,666	$6,809,538	$868,872
Total operating expenses	$6,363,157	$7,232,029	$868,872
Income from operations	$19,853,188	$18,984,316	$(868,872)
Income before income taxes	$19,927,870	$19,058,998	$(868,872)
Net Income	$15,189,385	$14,320,513	$(868,872)

Comprehensive (loss) income	$15,797,740	$14,928,868	$(868,872)

Weighted average number of shares outstanding:
Basic	12,191,008	12,191,008	-
Diluted	12,896,826	12,933,231	36,405
Net income per share

Basic	$1.25	$1.17	$(0.08)
Diluted	$1.18	$1.11	$(0.07)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the year ended December 31, 2010:

Consolidate Cash Flows at December 31, 2010	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,189,385	$14,320,513	$(868,872)
Warrants expense	$31,585	$900,457	$868,872
Net cash provided by operating activities	$21,520,537	$21,520,537	$-

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of shareholders’ equity for the year ended December 31, 2010:

Consolidate Shareholders’ Equity at December 31, 2010	As Previously Reported	Restated	Net Adjustment

Net income for the year 2010	$15,189,385	$14,320,513	$(868,872)
Retained Earnings	$12,076,554	$11,207,682	$(868,872)
Compensation expenses related to warrants for 2010	$31,585	$900,457	$868,872
Additional Paid in Capital	$73,171,435	$74,040,307	$868,872
Total Shareholders’ Equity	$89,422,765	$89,422,765	$-