Form 10-Q
period 2011-06-30
NEW ENERGY SYSTEMS GROUP
filed 2011-08-15
CIK 1144320

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,551,731 shares of common stock, $.001 par value, were outstanding as of August 10, 2011.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Restated)

Current assets
Cash and equivalents	$13,245,937	$13,065,008
Accounts receivable	10,251,646	11,192,150
Inventory	4,060,895	2,420,009
Other receivables	603,825	47,249
Due from shareholders	276,838	270,522
Deferred compensation	675,000	675,000

Total current assets	29,114,141	27,669,938

Noncurrent assets
Plant, property & equipment, net	1,090,134	1,134,029
Deferred compensation - noncurrent	760,993	1,098,493
Goodwill	60,858,842	60,555,607
Intangible assets, net	18,519,039	19,969,021

Total noncurrent assets	81,229,008	82,757,150

Total assets	$110,343,149	$110,427,088

Current liabilities
Accounts payable	$4,289,874	$6,655,592
Accrued expenses and other payables	903,032	1,127,133
Payable for Kimfai acquisition	-	6,325,985
Taxes payable	1,633,462	1,553,206
Loan payable to related party	556,277	543,585

Total current liabilities	7,382,645	16,205,501

Deferred tax liability	4,461,382	4,798,822

Total Liabilities	11,844,027	21,004,323

Stockholders' equity
Preferred stock, $.001 par value, 2,553,030 shares authorized and issued; 0 and 2,553,030 outstanding as of June 30, 2011 and December 31, 2010, respectively	-	2,553
Common stock, $.001 par value, 140,000,000 shares authorized, 14,551,731 and 14,278,928 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	14,552	14,279
Additional paid in capital	74,150,126	74,040,307
Statutory reserves	2,323,603	2,323,603
Other comprehensive income	2,195,732	1,834,341
Retained earnings	19,815,109	11,207,682

Total stockholders' equity	98,499,122	89,422,765

Total liabilities and stockholders' equity	$110,343,149	$110,427,088

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Revenue, net
Battery	$35,721,112	$40,330,653	$15,668,721	$20,931,503
Battery shell and cover	2,777,263	5,527,349	1,258,441	2,473,836
Solar panel	11,675,972	-	6,161,054	-
Total revenue	50,174,347	45,858,002	23,088,216	23,405,339

Cost of sales
Battery	23,666,046	29,582,795	10,955,318	15,508,810
Battery shell and cover	2,046,038	3,700,517	992,183	1,747,124
Solar panel	8,553,509	-	4,676,631	-
Total cost of sales	34,265,593	33,283,312	16,624,132	17,255,934

Gross profit	15,908,754	12,574,690	6,464,084	6,149,405

Operating expenses
Selling	751,226	245,816	387,046	119,842
General and administrative	3,607,760	2,834,987	1,852,141	1,460,832
Total operating expenses	4,358,986	3,080,803	2,239,187	1,580,674

Income from operations	11,549,768	9,493,887	4,224,897	4,568,731

Other income (expenses)
Other income (expense)	7,874	7,541	2,495	(746)
Interest income	20,453	45,164	12,420	23,875
Total other income, net	28,327	52,705	14,915	23,129

Income before income taxes	11,578,095	9,546,592	4,239,812	4,591,860

Provision for income taxes	(2,970,668)	(2,195,752)	(1,092,940)	(1,022,886)

Net income	8,607,427	7,350,840	3,146,872	3,568,974

Other comprehensive income
Foreign currency translation	361,391	94,578	246,540	88,139

Comprehensive income	$8,968,818	$7,445,418	$3,393,412	$3,657,113

Net income per share
Basic	$0.60	$0.62	$0.22	$0.30
Diluted	$0.59	$0.58	$0.22	$0.28

Weighted average number of shares outstanding:
Basic	14,294,318	11,863,390	14,302,039	11,863,390
Diluted	14,564,800	12,623,880	14,551,731	12,623,866

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,607,427	$7,350,840
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,544,712	1,520,631
Deferred taxes	(337,440)	(269,495)
Deferred stock compensation	337,500	337,500
Loss on disposal of fixed asset	-	672
Warrants expense	20,038	-
(Increase) / decrease in current assets:
Accounts receivable	1,189,052	(4,139,758)
Inventory	(1,567,548)	(1,182,208)
Prepaid expenses, deposits and other receivables	(549,571)	433,995
Increase/(Decrease) in current liabilities:
Accounts payable	(2,494,328)	1,765,729
Accrued expenses and other payables	(233,546)	52,663
Taxes payable	45,187	613,118

Net cash provided by operating activities	6,561,483	6,483,687

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	24,550
Proceeds from sale of property and equipment	-	623
Acquisition of property and equipment	(12,964)	(34,609)

Net cash used in investing activities	(12,964)	(9,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability for Subsidiaries	(6,757,273)	(5,000,000)
Cash proceeds from warrant exercise	87,500	-
Repayment to related party	-	(1,362,597)

Net cash used in financing activities	(6,669,773)	(6,362,597)

Effect of exchange rate changes on cash and equivalents	302,183	17,521

Net increase in cash and equivalents	180,929	129,175

Cash and equivalents, beginning of the period	13,065,008	3,651,990

Cash and equivalents, ending of the period	$13,245,937	$3,781,165

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:

Income taxes	$3,464,408	$1,864,696

Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

On June 28, 2006, the Company finalized an Exchange Agreement with Galaxy View International Ltd (“Galaxy View”), and its shareholders. Galaxy View owned all of the issued and outstanding shares of Sono Digital Electronics Technologies Co., Ltd (“Sono”). Pursuant to the Exchange Agreement, the Company acquired 100% of Galaxy View in a cash and stock transaction valued at $6,787,879. Under the Agreement, the Company paid the Galaxy View shareholders $3,000,000 and delivered 7,575,757 unregistered shares of the Company’s preferred stock valued at $3,787,879.

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

In connection with the acquisition of Galaxy View, the Company issued Series A Preferred Stock to the selling shareholders.  On June 29, 2006, the Company filed with the Secretary of State of Nevada a Certificate of Designation of Series A Convertible Preferred Stock designating 7,575,757 of the Company’s previously authorized preferred stock. Each share of Series A Preferred Stock entitles the holder to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one tenth of one share of the Company’s common stock on June 29, 2011 (after providing for the July 13, 2009, 10-to-1 reverse stock split of the Company’s common stock). Each share of Series A Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, ranks (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.  Series A Preferred Stock is not entitled to any preferred dividend. However, the preferred shareholders will share the dividend on common stock proportionately if and when the dividend on Common Stock is declared. On October 20, 2010, the Company filed an Amendment to its Certification of Designations, Preferences and Rights for its Series A Convertible Preferred Stock. As a result of the Amendment, the Series A is convertible at the option of the holder until June 29, 2011, when every ten (10) issued and outstanding shares of Series A shall be automatically convertible into one (1) share of common stock (on a post-split basis). Additionally, the Series A shall continue to be subject to a lock-up provision through June 29, 2011, provided, however, that the common stock issuable upon the optional conversion of the Series A shall not be subject to such lock-up limitations. As of June 30, 2011, 5,022,727 shares Series A preferred stock was converted to 502,273 shares of common stock, and there were 2,553,030 shares of Series A preferred stock outstanding, however, all the outstanding Series A preferred stock was automatically converted.

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

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The accompanying consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements included on Form 10-K (Restated) and the interim unaudited consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, its results of operations for the six and three months ended June 30, 2011 and 2010 (Restated) and its cash flows for the six and three months ended June 30, 2011 and 2010 (Restated) have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K (Restated) filed with the SEC.

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

Exchange Gain (Loss)

During the six months ended June 30, 2011 and 2010, the transactions of E’Jenie, Anytone, Kim Fai and Newpower were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the six months ended June 30, 2011 and 2010, the accounts of E’Jenie, Anytone, Kim Fai and NewPower were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into USD in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to Topic 830, all assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

Revenue Recognition

The Company manufactures and distributes batteries, battery shells and covers for cellular phones in PRC. The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due or the possible return of goods. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718 and 505). The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Non-employees stock based compensation is accounted for according to ASC 718.

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

At June 30, 2011 and December 31, 2010, the Company had not taken any significant uncertain tax positions on its tax returns for 2010 and prior years or in computing its tax provision for 2011.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Supplemental Cash Flow Disclosures

Cash from operating, investing and financing activities from changes in assets and liabilities, was net of effects from the acquisitions of NewPower and Kim Fai on January 12, 2010 and November 10, 2010, respectively (See Note 15).

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At June 30, 2011 and December 31, 2010, the Company had $13,207,000 and $13,056,000 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The allowance for doubtful accounts was $0 at June 30, 2011 and December 31, 2010.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.  As of June 30, 2011 and December 31, 2010 , inventory consisted of the following:

	2011	2010

Raw Materials	$2,953,139	$1,713,403
Work-in-process	252,063	219,379
Finished goods	855,693	487,227
	$4,060,895	$2,420,009

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of June 30, 2011 and December 31, 2010, Property, Plant & Equipment consisted of the following:
	2011	2010

Machinery	$1,502,940	$1,456,268
Automobile	26,577	25,972
Office equipment	118,635	115,504
Building	621,915	607,726
Subtotal	2,270,067	2,205,470
Accumulated depreciation	(1,179,933)	(1,071,441)
Plant, Property & Equipment, Net	$1,090,134	$1,134,029

Depreciation was $83,000 and $41,000 for the six and three months ended June 30, 2011; $127,000 and $63,000 for the six and three months ended June 30, 2010, respectively.

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

As of June 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The warrants and option to purchase up to 261,000 shares of common stock was anti-dilutive during the six months ended June 30, 2011.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”) (codified in FASB ASC Topic 350), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. At June 30, 2011 and December 31, 2010, the Company determined there was no impairment to the goodwill.

Intangible Assets

The Company applies in SFAS No. 141(R), “Business Combinations” (codified in FASB ASC Topic 805) to determine if an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, (codified in FASB ASC Topic 350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (codified in FASB ASC Topic 360). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the fair value of the intangible, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

Recent accounting pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

Note 3 – INTANGIBLE ASSETS

As of June 30, 2011 and December 31, 2010, intangible assets consisted of the following:

	2011	2010

Customer relationships	$2,691,445	$2,691,445
Designs	366,850	366,850
Proprietary technology	270,850	270,850
Land use rights	621,915	607,726
Patents	22,176,943	22,176,943
Totals	26,128,003	26,113,814
Impairment in 2007	(1,972,598)	(1,972,598)
Accumulated amortization	(5,636,366)	(4,033,845)
Intangible assets, net	$18,519,039	$19,969,021

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

The intangible assets are amortized over 10-30 years.  Amortization was $1,462,000 and $736,000 for the six and three months ended June 30, 2011; $1,394,000 and $697,000 for the six and three months ended June 30, 2011 and 2010, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from June 30, 2011 is estimated to be:

June 30, 2012	$2,806,000
June 30, 2013	2,806,000
June 30, 2014	2,806,000
June 30, 2015	2,806,000
June 30, 2016	2,806,000
Thereafter	4,489,039
Total	$18,519,039

Note 4 – TAXES PAYABLE

As of June 30, 2011 and December 31, 2010, taxes payable are comprised of the following:

	2011	2010

Income tax	$1,230,815	$1,357,108
VAT tax	354,185	185,072
Other	48,462	11,026
Total	$1,633,462	$1,553,206

Note 5 –ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 3011 and December 31, 2010 (audited), accrued expenses and other payable are comprised of the following:

	2011	2010

Payable for expense reimbursement	$472,568	$721,732
Payroll payables	399,474	237,469
Accrued expense	30,990	167,932
Total	$903,032	$1,127,133

Note 6 – RELATED PARTY TRANSACTIONS

Due from Shareholders

As of June 30, 2011 and December 31, 2010, the Company had $276,838 and $270,522 unsecured, due on demand, and non interest bearing advances to the original owners of Anytone International.

Loan payable to Related Party

As of June 30, 2011 and December 31, 2010, the Company had $556,277 and $543,585 unsecured, due on demand and non interest-bearing loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

Note 7 – DEFERRED TAX LIABILITY

Deferred tax is the tax effect of the difference between the tax bases and book bases of intangible assets. At June 30, 2011 and December 31, 2010, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone and NewPower.

Note 8 – STOCK OPTIONS AND WARRANTS

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

The outstanding options (post-reverse stock split) as of June 30, 2011 listed as follow:

Number of Shares
Outstanding at January 1, 2010	10,000
Exercisable at January 1, 2010	10,000

Granted	25,000
Exercised	-
Expired	(10,000)

Outstanding at December 31, 2010	25,000
Exercisable at December 31, 2010	12,500

Granted	25,000
Exercised	-
Expired	-

Outstanding at June 30, 2011	50,000
Exercisable at June 30, 2011	37,500

Options outstanding (post-reverse stock split) at June 30, 2011 are as follows:

Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$6.55 - 3.13	50,000	2.44	$4.84	37,500	$5.41

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

On May 30, 2011, the Company granted the IR firm a warrant to purchase the second 36,000 shares at excise price of $5.90, a term of three years which will vest on November 1, 2011.  If the agreement is cancelled after six months by either party, the IR firm will be entitled to a pro-rata of the warrants for the period services were provided.  The fair value of the warrants was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.81%, and dividend yield of 0%. The grant date fair value of warrants was $33,055.

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

The outstanding warrants as of June 30, 2011 listed as follow:

Number of Shares
Outstanding at January 1, 2010	200,000
Exercisable at December 31, 2010	70,000

Granted	36,000
Exercised	-
Expired	-

Outstanding at December 31, 2010	36,000
Exercisable at December 31, 2010	200,000

Granted	36,000
Exercised	(17,500)
Expired	-

Outstanding at June 30, 2011	254,500
Exercisable at June 30, 2011	182,500

Warrants outstanding at June 30, 2011 are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$$5.00-$6.50	254,500	1.41	$5.84	182,500	$5.82

Note 9 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

Stock issued to consultants

On August 18, 2009, the Company entered into a four-year consulting agreement to promote the Company's image in both the industry and capital markets. In connection with this agreement, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to these eight consultants.  During 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. During 2010, the Company amortized $675,000 as stock-based compensation. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received.  A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset, of which, $675,000 was current, and $760,993 was noncurrent as of June 30, 2011.

Stock issued for acquisition

In connection with the acquisition of NewPower, on December 30, 2009, the Company issued 1,823,346 shares of common stock valued at $8.51 per share; however the acquisition closed on January 12, 2010. Accordingly, the Company recorded the shares at Par value of $0.001 at $1,823 as a result of the issuance of the shares.   The fair value of the 1,823,346 shares of $15,516,674 was recorded on January 12, 2010.

On November 10, 2010, the Company issued 1,913,265 shares of common stock valued at $7.84 per share which was the stock price at the acquisition date, to pay the stock portion of the purchase consideration for the acquisition of Kim Fai. The common stock was valued at $14,999,998 at the issuance date.   The transaction closed on November 10, 2010.

Note 10 – INCOME TAXES

As of June 30, 2011, the Company in the US had approximately $3,334,000 in net operating loss (“NOL”) carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the US entities at June 30, 2011consists mainly of NOL carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of June 30, 2011. Accordingly, the Company has no net deferred tax assets.

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

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the six and three months ended June 30, 2011 and 2010, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
US statutory rates	34%	34%	34%	34%
Tax rate difference	(10)%	(10)%	(10)%	(10)%
Effect of tax holiday	(1)%	(4)%	(1)%	(5)%
Valuation allowance on deferred tax on US NOL	3%	3%	3%	3%
Tax expense at actual rate	26%	23%	26%	22%

The provisions for income taxes for the six and three months ended June 30, 2011 and 2010 consisted of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Income tax expense - current	$3,308,108	$2,465,247	$1,262,739	$1,157,664
Income tax benefit - deferred	(337,440)	(269,495)	(169,799)	(134,778)
Total income tax expenses	$2,970,668	$2,195,752	$1,092,940	$1,022,886

Note 11 – LONG TERM PAYABLE

Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd.

On April 21, 2011, the Company entered into a Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd. (“CIC”). Under the CIC Loan Agreement, CIC has committed to make advances to the Company up to RMB 30,000,000 (USD 4,635,639) with interest of 10% (the “CIC Loan”). Repayments of the CIC Loan under the CIC Loan Agreement are due and payable 730 days from the date the CIC Loan is made. The Company can repay all principal and interest in one lump sum when the CIC Loan comes due, or can repay the CIC Loan in installments. The CIC Loan requires no processing fee or management fee.

The CIC Loan Agreement is guaranteed by Weihu Yu, the Company’s Chairman, pursuant to a Guarantee Letter, dated April 21, 2011, made by Weihu Yu to CIC (the “CIC Guarantee Letter”) for a period of two years commencing at the date of maturity of the CIC Loan Agreement. The CIC Loan Agreement is also secured by 539,091 shares of the Company’s common stock held by GoldRiver Industrial Holding Limited (“GoldRiver”) pursuant to a Security Agreement, dated April 21, 2011, by and between GoldRiver and CIC (the “CIC Security Agreement”). Weihu Yu is the beneficial owner of the shares held by GoldRiver. The security interest granted under the CIC Security Agreement terminates two years after the statute of limitation expires for which CIC can make a claim under the CIC Loan. The CIC Loan Agreement contains affirmative covenants that, among other things, require the Company to deliver to CIC financial statements and other relevant materials.  The CIC Loan Agreement also gives CIC priority rights in the event that the Company needs financing, including equity investment, strategic investor introduction or share ownership restructuring. Any failure by the Company to comply with these covenants and any other obligations under the CIC Loan Agreement could result in an event of default which could lead to acceleration of the amounts owed and other remedies.

As of June 30, 2011, the Company did not have any loan from CIC.

Loan Agreement with Beijing Guojincheng Asset Management Co., Ltd.

On April 21, 2011, the Company also entered into a Loan Agreement (the “GJC Loan Agreement”) with Beijing Guojincheng Asset Management Co., Ltd. (“GJC”). Under the GJC Loan Agreement, GJC has committed to make advances to the Company up to RMB 30,000,000 (USD 4,635,639) with interest of 10% (the “GJC Loan”). Repayments of the Loan under the GJC Loan Agreement are due and payable 730 days from the date the GJC Loan is made. The Company can repay all principal and interest in one lump sum when the GJC Loan comes due, or can repay the GJC Loan in installments. The GJC Loan requires no processing fee or management fee.

The GJC Loan Agreement is guaranteed by Weihu Yu pursuant to a Guarantee Letter, dated April 21, 2011, made by Weihu Yu to GJC (the “GJC Guarantee Letter”) for two years commencing at the date of maturity of the GJC Loan Agreement. The GJC Loan Agreement is also secured by 539,091 shares of the Company’s common stock held by GoldRiver pursuant to that certain Security Agreement, dated April 21, 2011, by and between GoldRiver and GJC (the “GJC Security Agreement”). Weihu Yu is the beneficial owner of the shares held by GoldRiver. The security interest granted under the GJC Security Agreement terminates two years after the statute of limitation expires for which GJC can make a claim under the GJC Loan.  The GJC Loan Agreement contains affirmative covenants that, among other things, require the Company to deliver to GJC financial statements and other relevant materials.  The GJC Loan Agreement also gives GJC priority rights in the event that the Company needs financing, including equity investment, strategic investor introduction or share ownership restructuring. Any failure by the Company to comply with these covenants and any other obligations under the GJC Loan Agreement could result in an event of default which could lead to acceleration of the amounts owed and other remedies.

As of June 30, 2011, the Company did not have any loan from GJC.

Note 12 – STATUTORY RESERVES

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

Note 13 - MAJOR CUSTOMERS AND VENDORS

There was no vendor that accounted for more than 10% of the Company’s purchases during the six months ended June 30, 2011. The Company purchased from three vendors during the six months ended June 30, 2010 with each vendor accounting for about 13%, 13% and 12% of purchases.

There was no customer that accounted for more than 10% of the Company’s sales during the six months ended June 30, 2011. One customer accounted for 10% of the sales during the six months ended June 30, 2010. Accounts receivable from this customer was $2,697,216 as of June 30, 2010.

The Company purchased from one vendor during the three months ended June 30, 2011 with 13% of total purchases. Accounts payable to the vendor was $307,757 as of June 30, 2011. The Company purchased from three vendors during the three months ended June 30, 2010 with each vendor accounting for about 15%, 13% and 12% of total purchases.

There was no customer that accounted for more than 10% of the Company’s sales during the three months ended June 30, 2011. The Company had one customer which accounted for 10% of the sales for the three months ended June 30, 2010, respectively.

Note 14 – SEGMENT REPORTING

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Revenues from unaffiliated customers:
Battery	$35,721,112	$40,330,653	$15,668,721	$20,931,503
Battery shell and cover	2,777,263	5,527,349	1,258,441	2,473,836
Solar panel	11,675,972	-	6,161,054	-
Consolidated	$50,174,347	$45,858,002	$23,088,216	$23,405,339
Operating income (loss):
Battery	$8,932,900	$8,600,303	$2,945,035	$4,356,833
Battery shell and cover	704,738	1,670,724	357,053	649,382
Solar panel	2,728,683	-	1,253,990	-
Corporation	(816,553)	(777,140)	(331,181)	(437,485)
Consolidated	$11,549,768	$9,493,887	$4,224,897	$4,568,731
Net income (loss) :
Battery	$6,744,145	$6,823,003	$2,123,941	$3,526,999
Battery shell and cover	603,960	1,305,208	399,665	479,629
Solar panel	2,076,211	-	954,570	-
Corporation	(816,889)	(777,371)	(331,304)	(437,654)
Consolidated	$8,607,427	$7,350,840	$3,146,872	$3,568,974
Depreciation and amortization:
Battery	$1,420,829	$1,387,251	$714,757	$694,094
Battery shell and cover	63,347	87,000	31,116	42,495
Solar panel	14,156	-	7,279	-
Corporation	46,380	46,380	23,190	23,190
Consolidated	$1,544,712	$1,520,631	$776,342	$759,779

The Company does not identify assets by segment.

Note 15 - ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On January 12, 2010, the Company closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with NewPower.  Pursuant to the share exchange agreement, E’Jenie acquired NewPower. The Company issued to the shareholders of NewPower, proportionally among the NewPower shareholders in accordance with their respective ownership interests in NewPower immediately before the closing of the Share Exchange, 1,823,346 shares of the Company’s Common Stock with a restrictive legend, and $3,000,000. As of June 30, 2011, $3,000,000 was paid.

The price for NewPower was $3,000,000 and 1,823,346 shares of common stock valued at $15,516,674, which was determined by multiplying the 1,823,346 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $13,564,691 is recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of NewPower included in the consolidated income statement for the six months ended June 30, 2011 was $14,514,612 and $2,588,230, respectively.

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
The $13,000,000 was paid in RMB 88,400,000 at an exchange rate of 6.8:1 as stated in the agreement; however, based on the exchange rate of 6.645:1 at the acquisition date, RMB 88,400,000 was equivalent to $13,303,236 which was the actual cash portion of the purchase consideration that was recorded.  As of June 30, 2011, $13,303,236 was paid and 1,913,265 shares were issued.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $26,541,178 was recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of Kim Fai included in the consolidated income statement for the six months ended June 30, 2011 was $9,959,005 and $2,076,210, respectively.

Cash	$680,964
Accounts receivable	1,775,936
Other receivable	8,369
Inventory	313,481
Property and equipment	139,409
Goodwill	26,844,414
Accounts payable	(1,317,263)
Other payable and accrued expenses	(58,234)
Taxes payable	(83,842)
Purchase price	$28,303,243

The following unaudited pro forma consolidated results of operations for New Energy, Anytone, Kim Fai and NewPower for the six months ended June 30, 2010 presents the operations of New Energy, Anytone, Kim Fai and NewPower as if the acquisitions occurred on January 1, 2010.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

2010

Net revenue	$55,421,199
Cost of revenue	39,823,309

Gross profit	15,597,890
Total operating expenses	3,358,744

Income from operations	12,239,146
Total non-operating income	58,671

Income before income tax	12,297,817
Income tax	2,801,021

Net income	$9,496,796

Weighted average shares outstanding	13,776,655

Earnings per share	$0.69

Note 16- COMMITMENTS

Anytone leases its office under a renewable operating lease expiring on December 30, 2013. The monthly rent is $12,900. For the six and three months ended June 30, 2011, the rental expense was $77,620 and $39,000; $74,000 and $37,000 for the six and three months ended June 30, 2010, respectively.

NewPower entered into a renewable rental agreement on October 12, 2010 expiring on October 11, 2011. The monthly payment is $940. For the six and three months ended June 30, 2011, the rental expense was $5,600 and $2,810, respectively.

On January 1, 2011, Kim Fai entered into a 3 years lease with monthly payments of $6,000. For the six and three months ended June 30, 2011, the rental expense was $45,600 and $22,900, respectively.

Future minimum rental payments required under operating leases as of June 30, 2011 are as follows by years:

2012	$231,000
2013	227,000
2014	113,000
$571,000

Item 2.             Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended June 30, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

BUSINESS OVERVIEW

We operate our business through our wholly-owned subsidiaries, E'Jenie Technology Development Co., Ltd. ("E'Jenie"), Shenzhen Anytone Technology Co., Ltd. ("Shenzhen Anytone"), Shenzhen NewPower Technology Co., Ltd. ("NewPower"), and Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai"), companies incorporated under the laws of the Peoples Republic of China (PRC). Through our subsidiaries, we manufacture and distribute lithium battery shells and related products primarily in China. Based on customer specifications, E'Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, E'Jenie produces steel battery shells, aluminum battery shells, aluminum battery caps and steel battery caps.

We manufacture and distribute battery shells and covers for cellular phones. We maintain long-term relationships with large lithium battery manufacturers. We believe we will continue to receive orders from our customers because of our reputation and the quality of our products. Our professional marketing team maintains relationships with our current customers and at the same time searches for potential new customers. We seek to maintain and strengthen our position as a provider of battery shells and caps while increasing the breadth of our product line and improving the quality of our products.

The lithium battery was created in the 1990s, with the first mass production in 1993 in Japan. Lithium batteries were first used in notebook computers and now are used in cellular phones, video machines, laptops, digital cameras, MP3 players, global positioning satellite systems, 3G communication devices, hybrid cars and other electronic products. Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution. The lithium battery energy/weight ratio exceeds its counterparts and with an excellent safety standard we believe it is the future of the battery industry. China has become one of the largest producers and consumers of lithium ion batteries. According to BBC Research, annual lithium ion battery sales were estimated at around $6.8 billion. We anticipate there will be greater demand for lithium batteries in China and worldwide in the next few years. We believe the current trend towards smaller, lighter portable consumer products will continue and because of its size, the demand for lithium batteries will keep increasing.

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

On December 7, 2009, we closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International and Shenzhen Anytone. Pursuant to the share exchange agreement, we issued the shareholders of Anytone International 3,593,939 shares of the Company's restricted common stock and paid $10,000,000 in cash. Anytone is engaged in the production of batteries and battery related products.

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

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone executed a share exchange agreement to acquire all the equity interest of Kim Fai, a Chinese company engaged in the technology development and sale of solar application products and solar energy batteries, with all of the shareholders of Kim Fai. The price for the outstanding stock of Kim Fai was $13,303,236 to be paid in cash, and 1,913,265 shares of common stock valued at $14,999,998, which was determined by multiplying the 1,913,265 shares by the stock price of New Energy on November 10, 2010. As of June 30, 2011, $13,303,326 was paid and 1,913,265 shares were issued.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following table presents certain consolidated statement of operations information for the three months ended June 30, 2011 and 2010. The discussion following the table is based on these results. Certain columns may not add up due to rounding.

	2011	% of Sales	2010	% of Sales
Revenue, net
Battery	$15,668,721	68%	$20,931,503	89%
Battery shell and cover	1,258,441	5%	2,473,836	11%
Solar panel	6,161,054	27%	-	-%
Total	23,088,216	100%	23,405,339	100%

Cost of revenue
Battery	10,955,318	70%	15,508,810	74%
Battery shell and cover	992,183	79%	1,747,124	71%
Solar	4,676,631	76%	-	-%
Total	16,624,132	72%	17,255,934	74%

Gross profit	6,464,084	28%	6,149,405	26%

Operating expenses
Selling	387,046	2%	119,842	1%
General and administrative	1,852,141	8%	1,460,832	6%
Total	2,239,187	10%	1,580,674	7%

Income from operations	4,224,897	18%	4,568,731	20%

Other income, net	14,915	-%	23,129	-%

Income before income taxes	4,239,812	18%	4,591,860	20%

Provision for income taxes	1,092,940	4%	1,022,886	4%

Net income	$3,146,872	14%	$3,568,974	16%

Net Revenue

Net revenue for the three months ended June 30, 2011 was $23.09 million compared to $23.41 million for the comparable period of 2010, a decrease of $0.32 million, or 1%. The decrease was primarily due to (1) the entire battery industry  being depressed; (2) the fact that we integrated the business section in each subsidiary, and as a result, reduced the production and sales of batteries and battery shells and covers; (3) the fact that we lowered certain products’ selling price to keep competitive as a result of  piracy products in the market, including our products, which Management is rigorously combating. Sales of our battery decreased by $5.26 million, compared to $20.93 million in the second quarter of 2010. We have been able to integrate the industry chain, optimize the internal and external resources to improve our productivity and increase our market share. Accordingly, from the beginning of 2011, we switched the battery production of E’Jenie with the battery cell production of Newpower to improve production efficiency and cost saving.  The acquisition of Kim Fai in November 2011 brought us $6.16 million in solar panel sales during the second quarter of 2011.

For our major business, the sales of Anytone’s branded products for the three months ended June 30, 2011 was $9.71 million compared to $11.43 million for the 2010 period, a decrease of $1.72 million, or 15%. The decrease was due to (1) the entire battery industry being depressed; and (2) the impact of piracy products in the market, including our products, which Management is vigorously combating.

Our existing battery shell and cover business generated net revenue of $1.25 million during the three months ended June 30, 2011, compared to $2.47 million for the comparable period of 2010, a decrease of $1.22 million, or 49%.  The decrease in our sales in this segment was mainly due to the rearrangement of our sales strategy and production plan on certain products and decreased demand from the market.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2011 was $16.62 million, or 72% of net sales, compared to $17.26 million, or 74% of net sales, for the comparable period of 2010, a decrease of $0.64 million, or 4%.

Cost of revenue for the battery assembly and distribution business segment was $10.96 million, or 70% of the total battery revenue for the three months ended June 30, 2011, compared with $15.51 million, or 74% for the comparable period of 2010, a decrease of $4.55 million, or 29%. The percentage decrease in cost of revenue was mainly due to the decrease of sales and switching of our battery production of E’Jenie with the battery cell production of Newpower to improve production efficiency and  cut cost.

Cost of revenue for our existing battery shell and cover business during the three months ended June 30, 2011 was $1.0 million, or 79% of sales compared to $1.75 million for the comparable period of 2010, or 71% of sales.  The increase in our percentage cost of revenue for battery shell and cover business resulted from an increase in the cost of materials, especially the price of the steel and aluminum.

Cost of revenue for our new production line of solar products for the three months ended June 30, 2011 was $4.68, or 76% of sales.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $2.24 million or 10% of net revenue, compared to $1.58 million, or 7% of net revenue, for the comparable period of 2010, an increase of $0.66 million, or 42%. The increase in operating expenses was primarily due to the operating expenses of our newly acquired subsidiary, which resulted in an increase of $0.23 million.

Selling expenses for the three months ended June 30, 2011 were $0.39 million, or 2% of net revenue, compared to $0.12 million, or 1% of net revenue, for the comparable period of 2010, an increase of $0.27 million, which was mainly due to increased marketing expense which including $0.07 million on advertisement, $0.04 million on trade show and  exhibition fee, $0.06 million on other marketing expense and $0.1 million on salary of sales personnel as a result of our efforts to expand the market for new customers.

General and administrative expenses for the three months ended June 30, 2011 were $1.85 million, or 8% of net revenue, compared to $1.46 million, or 6% of net revenue, for the comparable period of 2010.  The increase in general and administrative expenses of $0.39 million was mainly due to one newly acquired subsidiary, which increased general and administrative expenses by $0.16 million. In addition, the Company increased product development cost and product design fee of $0.09 million, employees’ salary of $0.09 million.

For the three months ended June 30, 2011 and 2010, the Company recorded $0.17 million and $0.17 million as stock-based compensation to consultants. Those consultants who were granted stock as compensation work as branding strategy and financial consultants. The branding strategy consultants help the Company conduct stage analysis in the development of products and the industry; analyze customers’ motive of purchase; analyze market segmentation of similar brands; set strategic models and develop principles of the Company’s self-owned brands; assist the Company in identifying target consumers and designing brand development strategy; advise the Company on implementation of brand strategy including brand recognition, packaging, advertisement, etc. and draft brand strategy planning reports. The financial consultants provide the Company financial advice on matters including: mergers and acquisitions (“M&A”), management buy-outs (“MBO”), restructuring, asset management, investment and financing.

Net Income

Net income for the three months ended June 30, 2011 was $3.15 million, compared to $3.57 million for the comparable period of 2010, a decrease in net income of $0.42 million or 12% due to the reasons listed above.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following table presents certain consolidated statement of operations information for the six months ended June 30, 2011 and 2010. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2011	% of Sales	2010	% of Sales
Revenue, net
Battery	$35,721,112	71%	$40,330,653	88%
Battery shell and cover	2,777,263	6%	5,527,349	12%
Solar panel	11,675,972	23%	-	-%
Total	50,174,347	100%	45,858,002	100%

Cost of revenue
Battery	23,666,046	66%	29,582,795	73%
Battery shell and cover	2,046,038	74%	3,700,517	67%
Solar	8,553,509	73%	-	-%
Total	34,265,593	68%	33,283,312	73%

Gross profit	15,908,754	32%	12,574,690	27%

Operating expenses
Selling	751,226	2%	245,816	1%
General and administrative	3,607,760	7%	2,834,987	6%
Total	4,358,986	9%	3,080,803	7%

Income from operations	11,549,768	23%	9,493,887	21%

Other income, net	28,327	-%	52,705	-%

Income before income taxes	11,578,095	23%	9,546,592	21%

Provision for income taxes	2,970,668	6%	2,195,752	5%

Net income	$8,607,427	17%	$7,350,840	16%

Net Revenue

Net revenue for the six months ended June 30, 2011 was $50.17 million, compared to $45.86 million for the comparable period of 2010, an increase of $4.32 million, or 9%. The increase was primarily due to the acquisition of Kim Fai in November 2011, which brought us $11.68 million in solar panel sales during the six months of 2011; despite the fact that (1) the entire battery industry has been depressed, (2) we integrated the business section in each subsidiary, and as a result, reduced the production and sales of batteries and battery shells and covers; and (3) we decreased certain products’ selling price to remain competitive and keep the market share.  Our sales decreased by $4.61 million, compared to $40.33 million in the six months ended June 30, 2010. We have been able to integrate the industry chain, optimize the internal and external resource to improve our productivity and increase our market share. Therefore, from the beginning of 2011, we switched the battery production of E’Jenie with the battery cell production of Newpower to improve production efficiency and cut cost.

For our major business, the sales of Anytone’s branded products for the six months ended June 30, 2011 was $22.18 million compared to $22.14 million for the 2010 period, an increase of $0.04 million. The increase was due to (1) the entire battery industry being depressed; and (2) the impact of piracy products in the market, including our products, which Management is vigorously combating.

Our existing battery shell and cover business generated net revenue of $2.78 million during the six months ended June 30, 2011, compared to $5.53 million for the comparable period of 2010, a decrease of $2.75 million, or 50%.  The decrease in our sales in this segment was mainly due to rearrangement of our sales strategy and production plan on certain products and decreased demand from the market.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2011 was $34.27 million, or 68% of net sales, compared to $33.28 million, or 73% of net sales, for the comparable period of 2010, an increase of $0.98 million, or 3%.

Cost of revenue for the battery assembly and distribution business segment was $23.67 million, or 66% of total battery revenue, for the six months ended June 30, 2011, compared to $29.58 million, or 73%, for the comparable period of 2010, a decrease of $5.92 million, or 20%. The percentage decrease in cost of revenue was mainly due to the decrease of sales and switching of our battery production of E’Jenie with the battery cell production of Newpower to improve production efficiency and cut cost.

Cost of revenue for our existing battery shell and cover business during the six months ended June 30, 2011 was $2.05 million, or 74% of sales, compared to $3.70 million for the comparable period of 2010, or 67% of sales.  The increase in our percentage cost of revenue for battery shell and cover business resulted from the decreased in sales and the increase in the cost of materials, especially the price of the steel and aluminum.

Cost of revenue for our new production line of solar products for the six months ended June 30, 2011 was $8.55, or 73% of sales.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $4.36 million, or 9% of net revenue, compared to $3.08 million, or 7% of net revenue, for the comparable period of 2010, an increase of $1.28 million, or 41%. The increase in operating expenses was primarily due to the operating expenses from our newly acquired subsidiary, which resulted in an increase of $0.39 million in operating expenses.

Selling expenses for the six months ended June 30, 2011 were $0.75 million, or 2% of net revenue, compared to $0.25 million, or 1% of net revenue, for the comparable period of 2010, an increase of $0.51 milllion, or 204%, which was mainly due to the increased marketing expense including $155,000 of advertisement, $0.12 million of tradeshow and exhibition fee, $0.06 million of other marketing expense and $0.16 million of salary of sales personnel as a result of our efforts to expand the market for new customers.

General and administrative expenses for the six months ended June 30, 2011 were $3.61 million, or 7% of net revenue, compared to $2.84 million, or 6% of net revenue, for the comparable period of 2010.  The increase in general and administrative expenses of $0.77 million was mainly due to our newly acquired subsidiary, which increased general and administrative expenses by $0.27 million. In addition, the Company increased product development cost and product design fee of $0.14 million, employees’ salary and welfare of $0.22 million, travel of $0.03 million and rent of $0.05 million.

For the six months ended June 30, 2011 and 2010, the Company recorded $0.34 million and $0.34 million as stock-based compensation to consultants. Those consultants who were granted stock as compensation work as branding strategy and financial consultants. The branding strategy consultants help the Company conduct stage analysis in the development of products and the industry; analyze customers’ motive of purchase; analyze market segmentation of similar brands; set strategic models and develop principles of the Company’s self-owned brands; assist the Company in identifying target consumers and designing brand development strategy; advise the Company on implementation of brand strategy including brand recognition, packaging, advertisement, etc. and draft brand strategy planning reports. The financial consultants provide the Company financial advice on matters including: mergers and acquisitions (“M&A”), management buy-outs (“MBO”), restructuring, asset management, investment and financing.

Net Income

Net income for the six months ended June 30, 2011 was $8.61 million compared to $7.35 million for the comparable period of 2010, an increase in net income of $1.26 million, or 17%, due to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and equivalents were $13,245,937 as of June 30, 2011. Working capital at June 30, 2011 was $21,731,496.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended June 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$6,561,483	$6,483,687
Investing Activities	(12,964)	(9,436)
Financing Activities	(6,669,773)	(6,362,597)

Net cash provided by operating activities was $6.56 million for the six months ended June 30, 2011, compared to net cash provided by operating activities of $6.48 million for the comparable period of 2010. The increase in net cash provided by operating activities for the six months ended June 30, 2011 was mainly due to the increase in net income and the decrease in accounts receivable outstanding , despite an increase in our inventory level and payment on accounts and other payables which resulted an increase in cash outflow during the six months ended June 30, 2011.  Anytone’s standard payment term is 60 days while our other subsidiaries’ payment terms to their customers are 30 days.  We have experienced timely payment from our customers.

Net cash used in investing activities was $12,964 for the six months ended June 30, 2011 and $9,436 in the comparable period of 2010.  The cash used in the first six months of 2011 was for the purchase of fixed assets.

Net cash used in financing activities was $6.67 million for the six months ended June 30, 2011, compared to net cash used in financing activities of $6.36 million for the comparable period of 2010. During the six months ended June 30, 2011, the cash outflow was due to repayment of acquisition liability for Kim Fai of $6.76 million and partially offset by cash inflow of $87,500 from warrants exercised. During the comparable period of 2010, we paid $5 million of the remaining balance of cash for the acquisition of Anytone, and $1.36 million to related parties.

Related Party Loans

As of June 30, 2011, the Company had a $556,277 unsecured, due on demand, and non-interest bearing loans payable to Dongrong Xu and Zaoxian Fang, the original owners of Shenzhen Anytone, of $472,835 and $83,442, respectively, in connection with the acquisition of Shenzhen Anytone by Anytone International. As of August 8, 2011, the Company has $556,277 outstanding.

Working Capital Requirements

Historically, cash from operations, short term financing and the sale of our Company stock have been sufficient to meet our cash needs. We believe we will be able to generate sufficient cash from operations to meet our working capital needs. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by economic environment for the industry and opportunities and availability of financing and raising capital by selling stock.  We acquired Kim Fai by issuing 1,913,265 shares of common stock and paying $13,303,236 by cash. As of June 30, 2011, the 1,913,265 shares of common stock were issued and $13,303,236 was paid.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of E’Jenie, Anytone, Kim Fai and NewPower were maintained, and their financial statements were expressed, in Chinese Yuan Renminbi ("CNY"). Such financial statements were translated into $ in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2011. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness and concluded that the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 4.                      (Removed and Reserved).

None.

Item 5.                      Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Dated: August 15, 2011	By:	/s/ Nian Chen
Name: Nian Chen
Title: Chief Executive Officer

Dated: August 15, 2011
	By:	/s/ Junfeng Chen
Name: Junfeng Chen
Title: Chief Financial Officer