Form 10-K/A
period 2010-12-31
NEW ENERGY SYSTEMS GROUP
filed 2011-08-24
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE TO 10-K/A

The purpose of this Amendment No. 3 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 (the “Report”) of New Energy Systems Group, a Nevada corporation (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March  28, 2011 (the “Original Form 10-K”), is solely to update the Exhibits Index to include Exhibits 10.16-10.23, and to file Exhibit 23.3, which were inadvertently omitted from the Original Form 10-K.

All other information contained in the Report remains unchanged. Because this Amendment No. 3 does not include financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, the information in this Amendment No. 3 has not been updated to reflect events that occurred after March 28, 2011, the filing date of the Original Form 10-K. Accordingly, this Amendment No. 3 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document	Location
2.1	Share Exchange Agreement, dated February 14, 2006, between us, UPE Limited (Far East), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., and the shareholders of UPE Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed February 21, 2006

2.2	Amended and Restated Share Exchange Agreement, dated March 22, 2006, between us, Galaxy View International Ltd., Shenzhen Sono, and the shareholders of Galaxy View International Ltd.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 24, 2006

2.3	Share Exchange Agreement and Plan or Reorganization	Incorporated by reference as Exhibit 10.1 to Form 8-K filed September 29, 2004

3.1.1	Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(1) to Form 8-K filed September 16, 2004

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(2) to Form 8-K filed September 16, 2004

3.1.3	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(3) to Form 8-K filed September 16, 2004

3.1.4	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3(i) to Form 8-K filed July 28, 2006

3.1.5	Certificate of Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on November 19, 2009

3.1.6	Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on October 21, 2010.

3.2	Bylaws	Incorporated by reference as Exhibit 3.4 to Form SB-2/A filed March 22, 2002

4.1	Form of Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form SB-2/A filed March 22, 2002

4.2	2004 Equity Incentive Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed March 2, 2004

4.3	Form of Class A, B and C Warrants	Incorporated by reference as Exhibit 4.3 to Form 10-KSB filed March 30, 2006

4.4	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine's Garden and the Investors	Incorporated by reference as Exhibit 4.1 to Form 8-K filed March 22, 2004

10.1	Sales Contract dated April 21, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Shenzhen Gao Yi Electonics Co. LTD.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 22, 2005

10.2	Sales Contract dated July 12, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Wuhan Jie Xin Communication Development Co., LTD.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed July 14, 2005

10.3	Sales Contract dated December 31, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed January 6, 2006

10.4	Loan Agreement dated March 10, 2006, between New Energy Systems Group and United Private Equity (The Pacific) Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 15, 2006

10.5	Employment Agreement dated December 10, 2009 between New Energy Systems Group and Weihe Yu	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.6	Employment Agreement dated July 1, 2009 between New Energy Systems Group and Fushun Li	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.7	Employment Agreement dated September 1, 2009 between New Energy Systems Group and Junfeng Chen	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.8	Share Exchange Agreement, dated November 10, 2010, by and among Shenzhen Anytone Technology Co. Ltd, Shenzhen Kim Fai Solar Energy Technology Co., Ltd., and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 12, 2010

10.9	Letter of Appointment, dated June 11, 2010, by and between Mr. Elan Yaish and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed June 17, 2010

10.10	Lease Agreement, dated August 28, 2009, by and between Shenzhen Longgang District Tailian Industrial Development Co., Ltd. and Shenzhen NewPower Technology Co., Ltd.	Incorporated by reference as Exhibit 10.10 to Form 10-K filed March 28, 2011

10.11	Lease Agreement, dated January 1, 2009, by and between China Great wall calculator Shenzhen Co., Ltd. And Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit 10.11 to Form 10-K filed March 28, 2011

10.12	2004 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on March 2, 2004

10.13	China Digital Communication Group 2009 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on October 28, 2009

10.14	Employment Agreement, dated September 1, 2008, by and between Nian Chen and Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit 10.14 to Form 10-K filed March 28, 2011

10.15	Lease Agreement, dated December 23, 2005, by and between Kim Fai	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

10.16	Branding Strategy Consulting Agreement, dated August 18, 2009, by and between the Company and Rui Wang, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.15 to Form 10-K/A filed August 19, 2011

10.17	Branding Strategy Consulting Agreement, dated August 18, 2009, by and between the Company and Qiong Xiong, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.16 to Form 10-K/A filed August 19, 2011

10.18	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Zhiyong Xu, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.17 to Form 10-K/A filed August 19, 2011

10.19	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Changsuo Li, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.18 to Form 10-K/A filed August 19, 2011

10.20	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Fang Gao, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.19 to Form 10-K/A filed August 19, 2011

10.21	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Xi Li, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.20 to Form 10-K/A filed August 19, 2011

10.22	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Shuang Yang, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.21 to Form 10-K/A filed August 19, 2011

10.23	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Jie Zhang and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.22 to Form 10-K/A filed August 19, 2011

14.1	Code of Ethics	Incorporated by reference as Exhibit 14.1 to Form 8-K filed June 17, 2010

21.1	Subsidiaries	Incorporated by reference as Exhibit 21.1 to Form 10-K filed March 28, 2011

23.1	Consent of Kabani & Company, Inc.	Incorporated by reference as Exhibit 23.1 to the Registration Statement on Form S-8 filed on October 28, 2009

23.2	Consent of Berkman, Henoch, Peterson & Peddy, P.C.	Incorporated by reference as Exhibit 23.2 to the Registration Statement on Form S-8 filed on October 28, 2009

23.3	Consent of Goldman Kurland Mohidin	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Date: August 24, 2011	By:	/s/ Weihe Yu
Weihe Yu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Weihe Yu
Weihe Yu	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 24, 2011

/s/ Jufeng Chen
Jufeng Chen	Chief Financial Officer (Principal Financial Officer and	August 24, 2011
Principal Accounting Officer)

/s/ Elan Yaish
Elan Yaish	Director	August 24, 2011

/s/ Shuxian Cui
Shuxian Cui	Director	August 24, 2011

/s/ Li Liu
Li Liu	Director	August 24, 2011