Form 10-K/A
period 2010-12-31
NEW ENERGY SYSTEMS GROUP
filed 2011-10-05
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 4

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE TO 10-K/A

The purpose of this Amendment No. 4 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 (the “Report”) of New Energy Systems Group, a Nevada corporation (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March  28, 2011 (the “Original Form 10-K”), is solely to update the Exhibits Index to include Exhibits 31.1, 31.2, 32.1, and 32.2, , and to file Exhibits 31.1, 31.2, 32.1, and 32.2, and a revised Exhibit 23.3. All other information contained in the Report remains unchanged.

Except for the amendments described above, the information in this Amendment No. 4 has not been updated to reflect events that occurred after March 28, 2011, the filing date of the Original Form 10-K. Accordingly, this Amendment No. 4 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

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

Name	Capacity	Date

/s/ Weihe Yu
Weihe Yu	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	October 5, 2011

/s/ Jufeng Chen
Jufeng Chen	Chief Financial Officer (Principal Financial Officer and	October 5, 2011
Principal Accounting Officer)

/s/ Elan Yaish
Elan Yaish	Director	October 5, 2011

/s/ Shuxian Cui
Shuxian Cui	Director	October 5, 2011

/s/ Li Liu
Shuxian Cui	Director	October 5, 2011