Form 10-K/A
period 2009-12-31
NEW ENERGY SYSTEMS GROUP
filed 2011-11-10
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 4 to
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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 4 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (the “Report”) of New Energy Systems Group, a Nevada corporation (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “Original Form 10-K”), is solely to update the  Exhibit Index and file Exhibits 23.3, 31.1, 31.2, 32.1, and 32.2.

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

NEW ENERGY SYSTEMS GROUP

Date: November 10, 2011	By:	/s/ Weihe Yu
Weihe Yu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Weihe Yu	Chief Executive Officer and Chairman of the Board of Directors	November 10, 2011
Weihe Yu	(Principal Executive Officer)

/s/ Junfeng Chen	Chief Financial Officer	November 10, 2011
Junfeng Chen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Elan Yaish	Director	November 10, 2011
Elan Yaish

/s/ Shuxuan Cui	Director	November 10, 2011
Shuxuan Cui

/s/ Li Liu	Director	November 10, 2011
Li Liu