Form 10-K/A
period 2010-12-31
NEW ENERGY SYSTEMS GROUP
filed 2011-11-10
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 5

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE TO 10-K/A

The purpose of this Amendment No. 5 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 (the “Report”) of New Energy Systems Group, a Nevada corporation (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March  28, 2011 (the “Original Form 10-K”), is solely to file Exhibits 23.3, 31.1, 31.2, 32.1, and 32. 2. All other information contained in the Report remains unchanged.

Except for the amendments described above, the information in this Amendment No. 5 has not been updated to reflect events that occurred after March 28, 2011, the filing date of the Original Form 10-K. Accordingly, this Amendment No. 5 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

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

NEW ENERGY SYSTEMS GROUP

Date: November 10 , 2011	By:	/s/ Weihe Yu
Weihe Yu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Weihe Yu
Weihe Yu	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 10, 2011

/s/ Jufeng Chen
Jufeng Chen	Chief Financial Officer (Principal Financial Officer and	November 10, 2011
Principal Accounting Officer)

/s/ Elan Yaish
Elan Yaish	Director	November 10, 2011

/s/ Shuxian Cui
Shuxian Cui	Director	November 10, 2011

/s/ Li Liu
Li Liu	Director	November 10, 2011