Form 10-Q
period 2011-09-30
NEW ENERGY SYSTEMS GROUP
filed 2011-11-14
CIK 1144320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,551,731 shares of common stock, $.001 par value, were outstanding as of November 11, 2011.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (Restated)

Current assets
Cash and equivalents	$9,596,616	$13,065,008
Accounts receivable	10,891,541	11,192,150
Inventory	3,726,328	2,420,009
Prepayment	322,498	-
Other receivables	614,914	47,249
Tax receivables	397,237	-
Due from shareholders	281,922	270,522
Deferred compensation	675,000	675,000

Total current assets	26,506,056	27,669,938

Noncurrent assets
Plant, property & equipment, net	1,144,341	1,134,029
Deferred compensation - noncurrent	592,243	1,098,493
Goodwill	47,294,151	60,555,607
Intangible assets, net	17,783,357	19,969,021

Total noncurrent assets	66,814,092	82,757,150

Total assets	$93,320,148	$110,427,088

Current liabilities
Accounts payable	$5,160,247	$6,655,592
Accrued expenses and other payables	1,346,278	1,127,133
Payable for Kimfai acquisition	-	6,325,985
Taxes payable	-	1,553,206
Loan payable to related party	566,492	543,585

Total current liabilities	7,073,017	16,205,501

Deferred tax liability	4,289,266	4,798,822

Total Liabilities	11,362,283	21,004,323

Commitments and Contingency

Stockholders' equity
Preferred stock, $.001 par value, 2,553,030 shares authorized, 0 and 2,553,030 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	-	2,553
Common stock, $.001 par value, 140,000,000 shares authorized, 14,551,731 and 14,278,928 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	14,552	14,279
Additional paid in capital	74,163,916	74,040,307
Statutory reserves	2,410,573	2,323,603
Other comprehensive income	2,493,892	1,834,341
Retained earnings	2,874,932	11,207,682

Total stockholders' equity	81,957,865	89,422,765

Total liabilities and stockholders' equity	$93,320,148	$110,427,088

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010

Revenue, net
Battery	$45,498,684	$64,414,149	$9,777,572	$24,083,496
Battery shell and cover	3,279,948	7,804,386	502,685	2,277,037
Solar panel	16,649,096	-	4,973,124	-
Total revenue	65,427,728	72,218,535	15,253,381	26,360,533

Cost of sales
Battery	34,371,287	47,079,061	10,705,241	17,496,266
Battery shell and cover	2,574,434	5,353,483	528,396	1,652,966
Solar panel	13,089,801	-	4,536,292	-
Total cost of sales	50,035,522	52,432,544	15,769,929	19,149,232

Gross profit (loss)	15,392,206	19,785,991	(516,548)	7,211,301

Operating expenses
Selling	1,196,044	369,251	444,818	123,435
General and administrative	6,424,474	4,319,026	2,816,714	1,484,039
Impairment of goodwill	13,564,691	-	13,564,691	-
Total operating expenses	21,185,209	4,688,277	16,826,223	1,607,474

Income (loss) from operations	(5,793,003)	15,097,714	(17,342,771)	5,603,827

Other income (expenses)
Other income (expenses)	10,361	7,031	2,487	(510)
Interest income	36,981	63,824	16,528	18,660
Total other income, net	47,342	70,855	19,015	18,150

Income (loss) before income taxes	(5,745,661)	15,168,569	(17,323,756)	5,621,977

Provision (benefit) for income taxes	2,500,119	3,545,827	(470,549)	1,350,075

Net income (loss)	(8,245,780)	11,622,742	(16,853,207)	4,271,902

Other comprehensive income
Foreign currency translation	659,551	391,661	298,160	294,854

Comprehensive income (loss)	$(7,586,229)	$12,014,403	$(16,555,047)	$4,566,756

Net income per share
Basic	$(0.57)	$0.98	$(1.16)	$0.36
Diluted	$(0.57)	$0.92	$(1.16)	$0.34

Weighted average number of shares outstanding:
Basic	14,381,065	11,863,390	14,551,731	11,863,390
Diluted	14,548,462	12,623,411	14,551,731	12,622,276

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Net Loss)	$(8,245,780)	$11,622,742
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,328,860	2,278,815
Deferred taxes	(509,557)	(405,336)
Deferred stock compensation	506,250	506,250
Loss on disposal of fixed asset	-	674
Stock and warrants expense	33,828	67,333
Impairment of goodwill	13,564,691	-
(Increase) / decrease in current assets:
Accounts receivable	755,306	(5,834,898)
Inventory	(1,177,906)	(1,275,317)
Prepaid expenses, deposits and other receivables	(868,679)	548,502
Increase/(Decrease) in current liabilities:
Accounts payable	(1,736,844)	2,643,732
Accrued expenses and other payables	193,518	45,288
Taxes payable	(1,969,979)	1,291,215

Net cash provided by operating activities	2,873,708	11,489,000

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	24,550
Proceeds from sale of property and equipment	-	624
Acquisition of property and equipment	(84,771)	(34,702)

Net cash used in investing activities	(84,771)	(9,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability for Subsidiaries	(6,802,616)	(5,000,000)
Cash proceeds from warrant exercise	87,500	-
Repayment to related party	-	(1,366,281)

Net cash used in financing activities	(6,715,116)	(6,366,281)

Effect of exchange rate changes on cash and equivalents	457,787	132,865

Net increase (Decrease) in cash and equivalents	(3,468,392)	5,246,056

Cash and equivalents, beginning of the period	13,065,008	3,651,990

Cash and equivalents, ending of the period	$9,596,616	$8,898,046

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:

Income taxes	$4,745,614	$3,298,884

Interest	$-	$-

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

On April 24, 2007, the Company entered into an Agreement to transfer shares of Sono to Liu Changqing and Wang Feng (collectively, the “Purchasers”). Changqing purchased 60% and Feng purchased 40% of Sono. For all outstanding shares of Sono, the Purchasers paid $3,000,000.  The Company disposed of Galaxy View and its wholly-owned subsidiary Sono, on April 24, 2007.

In connection with the acquisition of Galaxy View, the Company issued Series A Preferred Stock to the selling shareholders.  On June 29, 2006, the Company filed with the Secretary of State of Nevada a Certificate of Designation of Series A Convertible Preferred Stock designating 7,575,757 of the Company’s previously authorized preferred stock. Each share of Series A Preferred Stock entitled the holder to seven votes per share on all matters to be voted on by the shareholders of the Company and is mandatorily convertible into one tenth of one share of the Company’s common stock on June 29, 2011 (after providing for the July 13, 2009, 10-to-1 reverse stock split of the Company’s common stock). Each share of Series A Preferred Stock shall, with respect to rights on liquidation, dissolution or winding up, ranks (i) on a parity with the Company’s common stock, and (ii) junior to any other class of the Company’s preferred stock.  Series A Preferred Stock is not entitled to any preferred dividend. However, the preferred shareholders will share the dividend on common stock proportionately if and when the dividend on Common Stock is declared. On October 20, 2010, the Company filed an Amendment to its Certification of Designations, Preferences and Rights for its Series A Convertible Preferred Stock. As a result of the Amendment, the Series A is convertible at the option of the holder until June 29, 2011, when every ten (10) issued and outstanding shares of Series A shall be automatically convertible into one (1) share of common stock (on a post-split basis). Additionally, the Series A shall continue to be subject to a lock-up provision through June 29, 2011, provided, however, that the common stock issuable upon the optional conversion of the Series A shall not be subject to such lock-up limitations. In 2011, 5,022,727 shares Series A preferred stock were converted to 502,273 shares of common stock, and there were 2,553,030 shares of Series A preferred stock outstanding, however, all the outstanding Series A preferred stock was automatically converted.

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

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone executed a share exchange agreement to acquire all the equity interest of Kim Fai, a Chinese company engaged in the technologies development and sale of solar application products, with the shareholders of Kim Fai. The price for 100% of the outstanding stock of Kim Fai was $13,000,000 to be paid in cash and 1,913,265 shares of common stock valued at $14,999,998, which was determined by multiplying the 1,913,265 shares by the stock price of New Energy at the acquisition date. The $13,000,000 was paid in RMB 88,400,000 at an exchange rate of 6.8:1 as stated in the agreement; however, based on the exchange rate of 6.645:1 at the acquisition date, RMB 88,400,000 was equivalent to $13,303,236 which was the actual cash portion of the purchase consideration that was recorded.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The accompanying consolidated balance sheet as of December 31, 2010 was derived from audited financial statements included on Form 10-K (Restated) and the interim unaudited consolidated financial statements contained in this Form 10-Q was prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in the financial statements prepared according to Generally Accepted Accounting Principles (“US GAAP”) of the United States of America was condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, its results of operations for the nine and three months ended September 30, 2011 and 2010 and its cash flows for the nine and three months ended September 30, 2011 and 2010 were made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K (Restated) filed with the SEC.

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

Exchange Gain (Loss)

During the nine and three months ended September 30, 2011 and 2010, the transactions of E’Jenie, Anytone, Kim Fai and Newpower were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the nine and three months ended September 30, 2011 and 2010, the accounts of E’Jenie, Anytone, Kim Fai and NewPower were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into USD in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to Topic 830, all assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

At September 30, 2011 and December 31, 2010, the Company had not taken any significant uncertain tax positions on its tax returns for 2010 and prior years or in computing its tax provision for 2011.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At September 30, 2011 and December 31, 2010, the Company had $9,571,000 and $13,056,000 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The allowance for doubtful accounts was $0 at September 30, 2011 and December 31, 2010.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.  As of September 30, 2011 and December 31, 2010, inventory consisted of the following:

	2011	2010

Raw Materials	$1,867,016	$1,713,403
Work-in-process	425,207	219,379
Finished goods	1,434,105	487,227
	$3,726,328	$2,420,009

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of September 30, 2011 and December 31, 2010, Property, Plant & Equipment consisted of the following:
	2011	2010

Machinery	$1,575,513	$1,456,268
Automobile	31,966	25,972
Office equipment	144,268	115,504
Building	633,336	607,726
Subtotal	2,385,083	2,205,470
Accumulated depreciation	(1,240,742)	(1,071,441)
Plant, Property & Equipment, Net	$1,144,341	$1,134,029

Depreciation was $121,000 and $38,000 for the nine and three months ended September 30, 2011; $183,000 and $56,000 for the nine and three months ended September 30, 2010, respectively.

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

As of September 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). The following tables present a reconciliation of basic and diluted earnings per share:

	Nine Months Ended September 30,
	2011	2010

Net income (loss)	$(8,245,780)	$11,622,742

Weighted average shares outstanding - basic	14,381,065	11,863,390
Effect of dilutive securities:
Preferred stock	255,303	757,575
Options issued	-	2,446

Weighted average shares outstanding - diluted	14,548,462	12,623,411
Earnings (loss) per share – basic	$(0.57)	$0.98
Earnings (loss) per share – diluted	$(0.57)	$0.92

	Three Months Ended September 30,
	2011	2010

Net income (loss)	$(16,853,207)	$4,271,902

Weighted average shares outstanding - basic	14,551,731	11,863,390
Effect of dilutive securities:
Preferred stock	-	757,575
Options issued	-	1,311

Weighted average shares outstanding - diluted	14,551,731	12,622,276
Earnings (loss) per share – basic	$(1.16)	$0.36
Earnings (loss) per share – diluted	$(1.16)	$0.34

The warrants and options to purchase up to 261,000 shares of common stock were anti-dilutive during the nine months ended September 30, 2011.  The diluted earnings per share was anti-dilutive for the nine and three months ended September 30, 2011 due to the Company’s net loss.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”) (codified in FASB ASC Topic 350), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. At September 30, 2011, the Company determined and recorded a $13,564,691 impairment to the goodwill of NewPower reporting entity due to the continues slow-down of the battery industry in China, increased competition resulting from counterfeit products and decreased selling price from other manufacturers, Newpower incurred net loss for the third quarter of 2011, and the Company expected the continues loss for the foreseeable future.

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

Recent accounting pronouncements

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350), to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating impairment may exist, and the qualitative factors are consistent with the existing guidance. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and 2011 for public and nonpublic entities, respectively. Early adoption is not permitted. Management did not expect the material impact of adopting this standard on the Company's consolidated financial statements.

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

Note 3 – INTANGIBLE ASSETS

As of September 30, 2011 and December 31, 2010, intangible assets consisted of the following:

	2011	2010

Customer relationships	$2,691,445	$2,691,445
Designs	366,850	366,850
Proprietary technology	270,850	270,850
Land use rights	633,336	607,726
Patents	22,176,943	22,176,943
Totals	26,139,424	26,113,814
Impairment in 2007	(1,972,598)	(1,972,598)
Accumulated amortization	(6,383,469)	(4,033,845)
Intangible assets, net	$17,783,357	$19,969,021

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

The intangible assets are amortized over 10-30 years.  Amortization was $2,207,000 and $745,000 for the nine and three months ended September 30, 2011; $2,096,000 and $702,000 for the nine and three months ended September 30, 2011 and 2010, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from September 30, 2011 is estimated to be:

Years ending
September 30, 2012	$2,806,000
September 30, 2013	2,806,000
September 30, 2014	2,806,000
September 30, 2015	2,806,000
September 30, 2016	2,806,000
Thereafter	3,753,357
Total	$17,783,357

Note 4 – TAXES PAYABLE (RECEIVABLE)

As of September 30, 2011 and December 31, 2010, taxes payable are comprised of the following:

	2011	2010

Income tax payable (receivable)	$(360,596)	$1,357,108
VAT payable (receivable)	(61,940)	185,072
Other	25,299	11,026
Total payable (receivable)	$(397,237)	$1,553,206

Note 5 –ACCRUED EXPENSES AND OTHER PAYABLES

As of September 30, 3011 and December 31, 2010, accrued expenses and other payable are comprised of the following:

	2011	2010

Payable for expense reimbursement	$453,883	$721,732
Payroll payables	537,698	237,469
Accrued lawsuit expense (see Note 17)	314,718	-
Accrued expenses	39,979	167,932
Total	$1,346,278	$1,127,133

Note 6 – RELATED PARTY TRANSACTIONS

Due from Shareholders

As of September 30, 2011 and December 31, 2010, the Company had $281,922 and $270,522 unsecured, due on demand, and non interest bearing advances to the original owners of Anytone International.

Loan payable to Related Party

As of September 30, 2011 and December 31, 2010, the Company had $566,492 and $543,585 unsecured, due on demand and non interest-bearing loan payable to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

Note 7 – DEFERRED TAX LIABILITY

Deferred tax is the tax effect of the difference between the tax bases and book bases of intangible assets. At September 30, 2011 and December 31, 2010, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone and NewPower.

Note 8 – STOCK OPTIONS AND WARRANTS

Options

On June 11, 2010, the Company granted stock options to acquire 25,000 shares of the Company’s common stock, par value $0.001, at $6.55 per share, with a life of 3 years to an independent director. The options vested in two equal installments, the first being on the date of grant and the second being on the first anniversary of the date of grant. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $103,047. On June 11, 2011, the Company granted stock options to acquire 25,000 shares of the Company’s common stock, par value $0.001, at $3.13 per share, with a life of 3 years to the same independent director. The options vested in two equal installments, the first being on the date of grant and the second being on the first anniversary of the date of grant. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.71%, and dividend yield of 0%. The grant date fair value of options was $48,329.

The outstanding options (post-reverse stock split) as of September 30, 2011 listed as follow:

Number of Shares
Outstanding at January 1, 2010	10,000
Exercisable at January 1, 2010	10,000

Granted	25,000
Exercised	-
Expired	(10,000)

Outstanding at December 31, 2010	25,000
Exercisable at December 31, 2010	12,500

Granted	25,000
Exercised	-
Expired	-

Outstanding at September 30, 2011	50,000
Exercisable at September 30, 2011	37,500

Options outstanding (post-reverse stock split) at September 30, 2011 are as follows:

Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$6.55 - 3.13	50,000	2.19	$4.84	37,500	$5.41

Warrants

On November 11, 2009, The Company entered into a one-year consulting agreement with an investment relations firm. The Company granted the IR firm’s warrants to purchase 200,000 shares common stock of the Company as compensation for its service. The warrants included  Series A warrant and Series B warrant with a term of two years (the “Series A Warrant”, the “Series B Warrant”), to purchase 50,000 shares at $5.00 and $5.50, respectively. The warrants included Series C warrant and Series D warrant with a term of three years (the “Series C Warrant”, the “Series D Warrant”), to purchase 50,000 shares at $6.00 and $6.50, respectively. 35% of all series warrants were vested at the grant date and 65% of all series of the warrants were vested upon the duty of service the IR completed, which was January 5, 2010.

The fair value of the warrants was calculated using the following assumptions: for the warrants with estimated life of two years, volatility of 100%, risk free interest rate of 0.85%, and dividend yield of 0%; for the warrants with estimated life of three years, volatility of 100%, risk free interest rate of 1.39%, and dividend yield of 0%. The total fair value of warrants was $868,872.

The Company entered into a one-year consulting agreement with an IR firm on November 1, 2010. The monthly payment at $8,550 will be made at the beginning of each month; on December 4, 2010, the Company also granted the IR firm a warrant to purchase 36,000 shares for each 6 months contract period at $5.90, a term of three years which vested on November 1, 2011.   The fair value of the warrants was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of warrants was $188,993.

On May 30, 2011, the Company granted the IR firm a warrant to purchase the second 36,000 shares at excise price of $5.90, a term of three years which vested on November 1, 2011.  If the agreement is cancelled after six months by either party, the IR firm will be entitled to a pro-rata of the warrants for the period services were provided.  The fair value of the warrants was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.81%, and dividend yield of 0%. The grant date fair value of warrants was $33,055.

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

The outstanding warrants as of September 30, 2011 listed were as follows:

Number of Shares
Outstanding at January 1, 2010	200,000
Exercisable at January 31, 2010	70,000

Granted	36,000
Exercised	-
Expired	-

Outstanding at December 31, 2010	36,000
Exercisable at December 31, 2010	200,000

Granted	36,000
Exercised	(17,500)
Expired	-

Outstanding at September 30, 2011	254,500
Exercisable at September 30, 2011	182,500

Warrants outstanding at September 30, 2011 are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$$5.00-$6.50	254,500	1.16	$5.84	182,500	$5.82

Note 9 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

Stock issued to consultants

On August 18, 2009, the Company entered into four-year consulting agreements to promote the Company's image in both the industry and capital markets. In connection with the agreements, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to eight consultants.  During 2009, the Company issued 1,000,000 shares of the Company’s stock and recorded $2,700,000 as deferred compensation. During 2010, the Company amortized $675,000 as stock-based compensation. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received.  A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset, of which, $675,000 was current, and $592,243 was noncurrent as of September 30, 2011.

Stock issued for acquisition

In connection with the acquisition of Anytone International, on December 7, 2009, the Company issued 3,593,939 shares of common stock valued at $6.60 per share; the acquisition closed on December 7, 2009, the fair value of the 3,593,939 shares was $23,719,997.

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

Note 10 – INCOME TAXES

As of September 30, 2011, the Company in the US had approximately $3,632,000 in net operating loss (“NOL”) carry forwards available to offset future taxable income. Federal NOLS can generally be carried forward 20 years. The deferred tax assets for the US entities at September 30, 2011 consisted mainly of NOL carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of September 30, 2011. Accordingly, the Company has no net deferred tax assets.

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

Subsidiary E’Jenie was qualified as new technology enterprise under PRC Income Tax Law and still subject to the tax holiday with applicable EIT of 24% for 2011 and 22% for 2010, respectively. The newly acquired subsidiaries Anytone, NewPower and Kim Fai’s effective EIT for 2011 is 24% and 2010 is 22%.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the nine and three months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
US statutory rates	(34)%	34%	(34)%	34.0%
Tax rate difference	7.2%	(10)%	8.8%	(10.
Effect of tax holiday	0.8%	(2.6)%	1.0%	(1.0)%
Impairment of goodwill	56.7%	-%	18.8%	-%
Valuation allowance on deferred tax on US NOL	6.8%	2%	0.7%	1.0%
Other	6.0%	-%	2.0%	-%
Tax expense (benefit) at actual rate	43.5%	23.4%	(2.7)%	24.0%

The provisions for income tax expense (benefit) for the nine and three months ended September 30, 2011 and 2010 consisted of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Income tax expense (benefit) - current	$3,009,676	$3,951,163	$(642,666)	$1,485,915
Income tax expense (benefit) - deferred	(509,557)	(405,336)	172,117	(135,840)
Total income tax expense (benefit)	$2,500,119	$3,545,827	$(470,549)	$1,350,075

Note 11 – LONG TERM PAYABLE

Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd.

On April 21, 2011, the Company entered into a Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd. (“CIC”). Under the CIC Loan Agreement, CIC has committed to make advances to the Company up to RMB 30,000,000 ($4,635,639) with interest of 10% (the “CIC Loan”). Repayments of the CIC Loan under the CIC Loan Agreement are due and payable 730 days from the date the CIC Loan is made. The Company can repay all principal and interest in one lump sum when the CIC Loan comes due, or can repay the CIC Loan in installments. The CIC Loan requires no processing fee or management fee.

The CIC Loan Agreement is guaranteed by Weihu Yu, the Company’s Chairman, pursuant to a Guarantee Letter, dated April 21, 2011, made by Weihu Yu to CIC (the “CIC Guarantee Letter”) for two years commencing at the date of maturity of the CIC Loan Agreement. The CIC Loan Agreement is also secured by 539,091 shares of the Company’s common stock held by GoldRiver Industrial Holding Limited (“GoldRiver”) pursuant to a Security Agreement, dated April 21, 2011, by and between GoldRiver and CIC (the “CIC Security Agreement”). Weihu Yu is the beneficial owner of the shares held by GoldRiver. The security interest granted under the CIC Security Agreement terminates two years after the statute of limitation expires for which CIC can make a claim under the CIC Loan. The CIC Loan Agreement contains affirmative covenants that, among other things, require the Company to deliver to CIC financial statements and other relevant materials.  The CIC Loan Agreement also gives CIC priority rights in the event that the Company needs financing, including equity investment, strategic investor introduction or share ownership restructuring. Any failure by the Company to comply with these covenants and any other obligations under the CIC Loan Agreement could result in an event of default which could lead to acceleration of the amounts owed and other remedies.

As of September 30, 2011, the Company did not have any loan from CIC.

Loan Agreement with Beijing Guojincheng Asset Management Co., Ltd.

On April 21, 2011, the Company also entered into a Loan Agreement (the “GJC Loan Agreement”) with Beijing Guojincheng Asset Management Co., Ltd. (“GJC”). Under the GJC Loan Agreement, GJC has committed to make advances to the Company up to RMB 30,000,000 ($4,635,639) with interest of 10% (the “GJC Loan”). Repayments of the Loan under the GJC Loan Agreement are due and payable 730 days from the date the GJC Loan is made. The Company can repay all principal and interest in one lump sum when the GJC Loan comes due, or can repay the GJC Loan in installments. The GJC Loan requires no processing fee or management fee.

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

As of September 30, 2011, the Company did not borrow any money under the loan from GJC.

Note 12 – STATUTORY RESERVES

Surplus Reserve Fund

The Company’s Chinese subsidiaries are required to transfer 10% of each subsidiary’s net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common Welfare Fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The Company did not contribute to this fund.

Note 13 - MAJOR CUSTOMERS AND VENDORS

There was no customer that accounted for more than 10% of the Company’s sales during the nine months ended September 30, 2011. One customer accounted for 14% of the sales during the nine months ended September 30, 2010.

There was no customer that accounted for more than 10% of the Company’s sales during the three months ended September 30, 2011. The Company had two customers which accounted for 52% and 26% of the sales for the three months ended September 30, 2010, respectively.

There was no vendor that accounted for more than 10% of the Company’s purchases during the nine months ended September 30, 2011. The Company purchased from three vendors during the nine months ended September 30, 2010 with each vendor accounting for about 13%, 13% and 12% of purchases.

The Company purchased from one vendor during the three months ended September 30, 2011, with 12% of its total purchases. Accounts payable to the vendor was $479,158 as of September 30, 2011. The Company purchased from four vendors during the three months ended September 30, 2010 with each vendor accounting for about 13%, 12%, 12% and 10% of total purchases.

Note 14 – SEGMENT REPORTING

The Company has three operating segments: battery components manufacture,, battery assembly and distribution, and solar panel manufacture.  These operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive and chief financial officers were identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Revenues from unaffiliated customers:
Battery	$45,498,684	$64,414,149	$9,777,573	$24,083,496
Battery shell and cover	3,279,948	7,804,386	502,684	2,277,037
Solar panel	16,649,096	-	4,973,124	-
Consolidated	$65,427,728	$72,218,535	$15,253,381	$26,360,533
Operating income (loss):
Battery	$(7,973,719)	$14,108,397	$(16,906,619)	$5,508,094
Battery shell and cover	485,064	2,219,004	(219,674)	548,280
Solar panel	2,846,648	-	117,965	-
Corporation	(1,150,996)	(1,229,687)	(334,443)	(452,547)
Consolidated	$(5,793,003)	$15,097,714	$(17,342,771)	$5,603,827
Net income (loss) :
Battery	$(9,652,487)	$11,217,178	$(16,396,631)	$4,394,175
Battery shell and cover	390,910	1,635,983	(213,051)	330,775
Solar panel	2,167,293	-	91,083	-
Corporation	(1,151,496)	(1,230,419)	(334,608)	(453,048)
Consolidated	$(8,245,780)	$11,622,742	$(16,853,207)	$4,271,902
Depreciation and amortization:
Battery	$2,145,344	$2,087,266	$724,515	$700,015
Battery shell and cover	92,411	121,979	29,065	34,979
Solar panel	21,535	-	7,378	-
Corporation	69,570	69,570	23,190	23,190
Consolidated	$2,328,860	$2,278,815	$784,148	$758,184

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

The price for NewPower was $3,000,000 and 1,823,346 shares of common stock valued at $15,516,674, which was determined by multiplying the 1,823,346 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $13,564,691 is recorded as goodwill. Revenue and net loss (before goodwill impairment) of NewPower included in the consolidated income statement for the nine months ended September 30, 2011 was $17,875,746 and $13,053,628, respectively.  During the quarter ended September 30, 2011, the Company performed the goodwill impairment test and determined a $13,564,691 impairment to the goodwill.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $26,541,178 was recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of Kim Fai included in the consolidated income statement for the nine months ended September 30, 2011 was $16,649,096 and $2,167,293, respectively.

Cash	$680,964
Accounts receivable	1,775,936
Other receivable	8,369
Inventory	313,481
Property and equipment	139,409
Goodwill	26,844,414
Accounts payable	(1,317,263)
Other payable and accrued expenses	(58,234)
Taxes payable	(83,842)
Purchase price	$28,303,243

The following unaudited pro forma consolidated results of operations for New Energy, Anytone, Kim Fai and NewPower for the nine months ended September 30, 2010 presents the operations of New Energy, Anytone, Kim Fai and NewPower as if the acquisitions occurred on January 1, 2010.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

Net revenue	$85,454,945
Cost of revenue	61,483,255

Gross profit	23,971,690
Total operating expenses	5,089,491

Income from operations	18,882,199
Total non-operating income	78,117

Income before income tax	18,960,316
Income tax	4,380,011

Net income	$14,580,305

Weighted average shares outstanding	13,776,655

Earnings per share	$1.06

Note 16- COMMITMENTS

Anytone leases its office under a renewable operating lease expiring on December 30, 2013. The monthly rent is $13,000. For the nine and three months ended September 30, 2011, the rental expense was $117,200 and $39,600; $112,000 and $37,000 for the nine and three months ended September 30, 2010, respectively.

NewPower entered into a renewable rental agreement on October 12, 2010 expiring on October 11, 2011. The monthly payment is $940. For the nine and three months ended September 30, 2011, the rental expense was $8,500 and $2,900, respectively.

On January 1, 2011, Kim Fai entered into a 3 years lease with monthly payments of $6,000. For the nine and three months ended September 30, 2011, the rental expense was $69,000 and $23,400, respectively.

Future minimum rental payments required under operating leases as of September 30, 2011 are as follows by years:

2012	$229,000
2013	229,000
2014	57,000
$515,000

Note 17- CONTINGENCY

On November 9, 2011, Shenzhen NewPower Technology Co., Ltd. was served notice of a lawsuit filed in Longgang District People’s Court in Shenzhen, China on October 24, 2011. In the complaint filed in the lawsuit, Shenzhen Zhongte Industry and Trade Co., Ltd. (“SZIT”), alleges, among other things, that NewPower breached a Sales Agreement, dated May 9, 2011 between NewPower and SZIT, by not accepting returns of purported faulty products.  The plaintiff has claimed a full credit for $1.66 million (RMB 10.56 million) of sales, of which, $1.15 million (RMB 7.34 million) was for products shipped prior to September 30, 2011 and $0.51 million (RMB 3.24 million) was shipped after September 30, 2011.  In addition, the plaintiff is seeking damages of $0.31 million (RMB 2.00 million) . for the loss incurred from faulty products.

Accordingly, at September 30, 2011, the Company reversed sales of $1.15 million (RMB 7.34 million) and accrued an expense of $0.31 million (RMB 2.00 million), which is the entire amount claimed by the plaintiff.

Item 2.             Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Under the current depressed economic environment, management of the Company made some adjustments to keep the Company running and growing. To keep the existing battery pack accessories segment, the Company expanded into a related field in August 2008- battery assembly and finished battery distribution, to diversify our line of products; consequently, the Company competes in the entire battery industry.

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

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone executed a share exchange agreement to acquire all the equity interest of Kim Fai, a Chinese company engaged in the technology development and sale of solar application products and solar energy batteries, with all of the shareholders of Kim Fai. The price for the outstanding stock of Kim Fai was $13,303,236 to be paid in cash, and 1,913,265 shares of common stock valued at $14,999,998, which was determined by multiplying the 1,913,265 shares by the stock price of New Energy on November 10, 2010. As of September 30, 2011, $13,303,326 was paid and 1,913,265 shares were issued.

In the third quarter of 2011, we determined and recorded $13,564,691impairment to the goodwill of NewPower reporting entity. Goodwill is the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under “Goodwill and Other Intangible Assets (codified in FASB ASC Topic 350), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Due to the continues slow-down of the battery industry, increased competition resulting from counterfeit products and decreased selling price from other manufacturers, Newpower incurred net loss for the third quarter of 2011, and the Company expected the continues loss for the foreseeable future; accordingly, the Company determined an impairment to the goodwill to Newpower.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following table presents certain consolidated statement of operations information for the three months ended September 30, 2011 and 2010. The discussion following the table is based on these results. Certain columns may not add up due to rounding.

	2011		2010
		% of Sales		% of Sales
Revenue, net
Battery	$9,777,572	64%	$24,083,496	91%
Battery shell and cover	502,685	3%	2,277,037	9%
Solar panel	4,973,124	33%	-	-%
Total revenue	15,253,381	100%	26,360,533	100%

Cost of revenue
Battery	10,705,241	109%	17,496,266	73%
Battery shell and cover	528,396	105%	1,652,966	73%
Solar panel	4,536,292	91%	-	-%
Total cost of revenue	15,769,929	103%	19,149,232	73%

Gross profit (loss)	(516,548)	(3)%	7,211,301	27%

Operating expenses
Selling	444,818	3%	123,435	0%
General and administrative expenses	2,816,714	18%	1,484,039	6%
Impairment of goodwill	13,564,691	89%	-	-%
Total operating expenses	16,826,223	110%	1,607,474	6%

Income (loss) from operations	(17,342,771)	(113)%	5,603,827	21%

Other income (expenses)	19,015	0%	18,150	0%

Income (loss) before income taxes	(17,323,756)	(113)%	5,621,977	21%

Provision (credit) for income tax expense (benefit)	(470,549)	3%	1,350,075	5%

Net income (loss)	$(16,853,207)	(110)%	$4,271,902	16%

Net Revenue

Net revenue for the three months ended September 30, 2011 was $15,25 million compared to $26,36 million for the comparable period of 2010, a decrease of $11.11 million, or 42%. The decrease was primarily due to (1) the entire battery industry being depressed; (2)  we integrated the business section in each subsidiary, and as a result, reduced the production and sales of batteries and battery shells and covers due to decreased demand, (3) we lowered certain products’ selling prices to keep competitive as a result of pirated products in the market, which Management is rigorously combating. Sales of our batteries decreased by $14.31 million to $9.78 million, compared to $24.08 million in the third quarter of 2010. We have been able to integrate the industry chain, optimize the internal and external resources to improve our productivity and increase our market share. Accordingly, from the beginning of 2011, we switched the battery production of E’Jenie with the battery cell production of Newpower to improve production efficiency and cost saving.  The acquisition of Kim Fai in November 2010 brought us $4.97 million in solar panel sales during the third quarter of 2011.

For our major business, the sales of Anytone’s branded products for the three months ended September 30, 2011 was $6.65 million compared to $10.98 million for the 2010 period, a decrease of $4.33 million, or 39%. The decrease was due to (1) the entire battery industry being depressed; and (2) the impact of piracy products in the market, including our products, which Management is vigorously combating.

Cost of Revenue

Cost of revenue ("COR") for the three months ended September 30, 2011 was $15.77 million, or 103% of net sales, compared to $19.15 million, or 73% of net sales, for the comparable period of 2010, a decrease of $3.38 million, or 18%.

COR for the battery assembly and distribution business segment was $10.71 million, or 109% of battery revenue for the three months ended September 30, 2011, compared with $17.50 million, or 73% for the comparable period of 2010, a decrease of $6.79 million, or 39%. The percentage increase in COR was mainly due to the decrease of sales, production volume and switching of our battery production of E’Jenie with the battery cell production of Newpower to improve production efficiency.

COR for our existing battery shell and cover business during the three months ended September 30, 2011 was $0.53 million, or 105% of sales compared to $1.65 million for the comparable period of 2010, or 73% of sales.  The increase in our percentage COR for battery shell and cover business resulted from an increase in the cost of materials, especially the price of the steel and aluminum and the decrease on production volume.

COR for our new production line of solar products for the three months ended September 30, 2011 was $4.54 million, or 91% of sales.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 were $16.83 million or 110% of net revenue, compared to $1.61 million, or 6% of net revenue, for the comparable period of 2010, an increase of $15.22 million, or 947%. The increase in operating expenses was primarily due to the impairment of goodwill of $13.56 million and operating expenses of our newly acquired subsidiary, which resulted in an increase of $0.32 million.

Selling expenses for the three months ended September 30, 2011 were $0.44 million, or 3% of net revenue, compared to $0.12 million, or 0.5% of net revenue, for the comparable period of 2010, an increase of $0.32 million, which was mainly due to increased marketing expense which including $0.09 million on advertisement, $0.01 million on exhibition fee and shipping costs, $0.11 million on other marketing expense and $0.09 million on salary of sales personnel as a result of our efforts to expand the market for new customers.

General and administrative expenses for the three months ended September 30, 2011 were $2.82 million, or 18% of net revenue, compared to $1.48 million, or 6% of net revenue, for the comparable period of 2010.  The increase in general and administrative expenses of $1.33 million or 90% of net revenue, was mainly due to one newly acquired subsidiary, which increased general and administrative expenses by $0.26 million. In addition, the Company increased product development cost and product design fee of $0.22 million, employees’ salary and welfare of $0.29 million, travel expense and other expenses of $0.20 million.

For the three months ended September 30, 2011 and 2010, the Company recorded $0.20 million and $0.23 million, respectively, as stock-based compensation to consultants. Those consultants who were granted stock as compensation work as branding strategy and financial consultants. The branding strategy consultants help the Company conduct stage analysis in the development of products and the industry; analyze customers’ motive of purchase; analyze market segmentation of similar brands; set strategic models and develop principles of the Company’s self-owned brands; assist the Company in identifying target consumers and designing brand development strategy; advise the Company on implementation of brand strategy including brand recognition, packaging, advertisement, etc. and draft brand strategy planning reports. The financial consultants provide the Company financial advice on matters including: mergers and acquisitions (“M&A”), management buy-outs (“MBO”), restructuring, asset management, investment and financing.

During the quarter ended September 30, 2011, the Company performed the goodwill test and determined a $13,564,691 impairment to the goodwill of its Newpower subsidiary.

Net Income (loss)

Net loss for the three months ended September 30, 2011 was $16.85 million, compared to net income of $4.27 million for the comparable period of 2010, a decrease in net income of $21.13 million or 495% due to the reasons listed above.

In addition, Newpower was served a notice of a lawsuit in November 2011, for breaching a Sales Agreement, dated May 9, 2011 between NewPower and Shenzhen Zhongte Industry and Trade Co., Ltd. (“SZIT”), by not accepting returns of purported faulty products from SZIT. SZIT seeks monetary damages including SZIT’s costs and expenses incurred in connection with the action. Accordingly, we accrued the entire plaintiff’s claim of $1.46 million (RMB 9.34 million) during the third quarter of 2011 for this lawsuit, of which, $1.15 million (RMB 7.34 million) was for return of the products and $0.31 million (RMB 2.00 million) was for the loss incurred from faulty products.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following table presents certain consolidated statement of operations information for the nine months ended September 30, 2011 and 2010. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2011		2010
		% of Sales		% of Sales
Revenue, net
Battery	$45,498,684	70%	$64,414,149	89%
Battery shell and cover	3,279,948	11%	7,804,386	11%
Solar panel	16,649,096	19%	-	-%
Total revenue	65,427,728	100%	72,218,535	100%

Cost of revenue
Battery	34,371,287	76%	47,079,061	73%
Battery shell and cover	2,574,434	78%	5,353,483	69%
Solar panel	13,089,801	79%	-	-%
Total cost of revenue	50,035,522	76%	52,432,544	73%

Gross profit	15,392,206	24%	19,785,991	27%

Operating expenses
Selling	1,196,044	2%	369,251	1%
General and administrative	6,424,474	10%	4,319,026	6%
Impairment of goodwill	13,564,691	21%	-	-
Total operating expenses	21,185,209	33%	4,688,277	7%

Income (loss) from operations	(5,793,003)	(9)%	15,097,714	21%

Other income (expenses), net	47,342	0%	70,855	0%

Income (loss) before income taxes	(5,745,661)	(9)%	15,168,569	21%

Provision for income taxes	2,500,119	4%	3,545,827	6%

Net income (loss)	$(8,245,780)	(13)%	$11,622,742	15%

Net Revenue

Net revenue for the nine months ended September 30, 2011 was $65.43 million, compared to $72.22 million for the comparable period of 2010, a decrease of $6.79 million, or 9%. The decrease was primarily due to (1) the entire battery industry being depressed, (2) we integrated the business section in each subsidiary, and as a result, reduced the production and sales of batteries and battery shells and covers; and (3) we decreased certain products’ selling prices to remain competitive and keep the market share; despite the acquisition of Kim Fai in November 2010, which brought us $16.65 million in solar panel sales during the nine months of 2011. We have been able to integrate the industry chain, optimize the internal and external resource to improve our productivity and increase our market share. Therefore, from the beginning of 2011, we switched the battery production of E’Jenie with the battery cell production of Newpower to improve production efficiency and cut cost.

For our major business, the sales of Anytone’s branded products for the nine months ended September 30, 2011 was $28.83 million compared to $33.12 million for the 2010 period, a decrease of $4.29 million or 13%. The decrease was due to (1) the entire battery industry being depressed; and (2) the impact of pirated products in the market, including our products, which Management is vigorously combating.

Our existing battery shell and cover business generated net revenue of $3.28 million during the nine months ended September 30, 2011, compared to $7.80 million for the comparable period of 2010, a decrease of $4.52 million, or 58%.  The decrease in our sales in this segment was mainly due to rearrangement of our sales strategy and production plan on certain products and decreased demand from the market.

Cost of Revenue

Cost of revenue ("COR") for the nine months ended September 30, 2011 was $50.04 million, or 76% of net sales, compared to $52.43 million, or 73% of net sales, for the comparable period of 2010, a decrease of $2.40 million, or 5%.

COR for the battery assembly and distribution business segment was $34.37 million, or 76% of total battery revenue, for the nine months ended September 30, 2011, compared to $47.08 million, or 73%, for the comparable period of 2010, a decrease of $12.71 million, or 27%. The percentage increase in COR was mainly due to the decrease of production volume, sales and switching of our battery production of E’Jenie with the battery cell production of Newpower to improve production efficiency and cut cost.

COR for our existing battery shell and cover business during the nine months ended September 30, 2011 was $2.57 million, or 78.4% of sales, compared to $5.35 million for the comparable period of 2010, or 69% of sales.  The increase in our percentage COR for battery shell and cover business resulted from the decreased in production volume, sales and the increase in the cost of materials, especially the price of the steel and aluminum.

COR for our new production line of solar products for the nine months ended September 30, 2011 was $13.09, or 79% of sales.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $21.19 million, or 32% of net revenue, compared to $4.69 million, or 6% of net revenue, for the comparable period of 2010, an increase of $16.50 million, or 352%. The increase in operating expenses was primarily due to the impairment of goodwill of $13.56 million and the operating expenses from our newly acquired subsidiary, which resulted in an increase of $0.72 million in operating expenses.

Selling expenses for the nine months ended September 30, 2011 were $1.20 million, or 2% of net revenue, compared to $0.37 million, or 1% of net revenue, for the comparable period of 2010, an increase of $0.83 million, or 224%, which was mainly due to the increased marketing expense including $0.23 million of advertisement, $0.14 million of exhibition fee and shipping cost, $0.17 million of other marketing expense and $0.21 million of salary of sales personnel as a result of our efforts to expand the market for new customers.

General and administrative expenses for the nine months ended September 30, 2011 were $6.42 million, or 10% of net revenue, compared to $4.32 million, or 6% of net revenue, for the comparable period of 2010.  The increase in general and administrative expenses of $2.11 million was mainly due to our newly acquired subsidiary, which increased general and administrative expenses by $0.53 million. In addition, the Company increased product development cost and product design fee of $0.35 million, employees’ salary and welfare of $0.57 million, travel of $0.05 million and other expenses of $0.23 million.

For the nine months ended September 30, 2011 and 2010, the Company recorded $0.54 million and $0.57 million as stock-based compensation to consultants. Those consultants who were granted stock as compensation work as branding strategy and financial consultants. The branding strategy consultants help the Company conduct stage analysis in the development of products and the industry; analyze customers’ motive of purchase; analyze market segmentation of similar brands; set strategic models and develop principles of the Company’s self-owned brands; assist the Company in identifying target consumers and designing brand development strategy; advise the Company on implementation of brand strategy including brand recognition, packaging, advertisement, etc. and draft brand strategy planning reports. The financial consultants provide the Company financial advice on matters including: mergers and acquisitions (“M&A”), management buy-outs (“MBO”), restructuring, asset management, investment and financing.

During the nine months ended September 30, 2011, the Company performed goodwill impairment test and determined a $13,564,691 impairment to goodwill of Newpower subisidiary.

Net Income (loss)

Net loss for the nine months ended September 30, 2011 was $8.25 million compared to net income of $11.62 million for the comparable period of 2010, a decrease in net income of $19.87 million, or 171%, due to the reasons listed above.

In addition, Newpower was served notice of a lawsuit in November 2011, for breaching a Sales Agreement, dated May 9, 2011 between NewPower and Shenzhen Zhongte Industry and Trade Co., Ltd. (“SZIT”), by not accepting returns of purported faulty products from SZIT. SZIT seeks monetary damages including SZIT’s costs and expenses incurred in connection with the action. Accordingly, we accrued the entire plaintiff’s claim $1.46 million (RMB 9.34 million) during the third quarter of 2011 for this lawsuit, of which, $1.15 million (RMB 7.34 million) was for return of the products and $0.31 million (RMB 2.00 million) was for the loss incurred from faulty products.

LIQUIDITY AND CAPITAL RESOURCES

Our operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and equivalents were $9,596,616 as of September 30, 2011. Working capital at September 30, 2011 was $19,433,039.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$2,873,708	$11,489,000
Investing Activities	(84,771)	(9,528)
Financing Activities	(6,715,116)	(6,366,281)

Net cash provided by operating activities was $2.87 million for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $11.49 million for the comparable period of 2010. The decrease in net cash provided by operating activities for the nine months ended September 30, 2011 was mainly due to the decrease in net income and the payment on accounts payable and tax payable, despite our timely  collection on accounts receivable .  Anytone’s standard payment term is 60 days while our other subsidiaries’ payment terms to their customers are 30 days.  We have experienced timely payment from our customers.

Net cash used in investing activities was $84,771 for the nine months ended September 30, 2011 and $9,528 in the comparable period of 2010.  The cash used in the nine months of 2011 was for the purchase of fixed assets. While in the nine months ended September 30, 2010, $34,702 was used in the purchase of fixed assets but partially offset by the cash acquired during subsidiary acquisition and fixed assets disposal.

Net cash used in financing activities was $6.72 million for the nine months ended September 30, 2011, compared to net cash used in financing activities of $6.37 million for the comparable period of 2010. During the nine months ended September 30, 2011, the cash outflow was due to repayment of acquisition liability for Kim Fai of $6.80 million partially offset by cash inflow of $87,500 from warrants exercised. During the comparable period of 2010, we paid $5 million of the remaining balance of cash for the acquisition of Anytone, and $1.37 million to related parties.

Related Party Loans

As of September 30, 2011, the Company had a $566,492 unsecured, due on demand, and non-interest bearing loans payable to Dongrong Xu and Zaoxian Fang, the original owners of Shenzhen Anytone, of $481,518 and $84,974, respectively, in connection with the acquisition of Shenzhen Anytone by Anytone International.

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

Recent Accounting Pronouncement

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness and concluded that the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings.

On November 9, 2011, Shenzhen NewPower Technology Co., Ltd. (“NewPower”), a subsidiary of New Energy Systems Group (“Company”) was served notice of a lawsuit filed in Longgang District People’s Court in Shenzhen, China on October 24, 2011. In the complaint filed in the lawsuit, Shenzhen Zhongte Industry and Trade Co., Ltd. (“SZIT”), alleges, among other things, that NewPower breached a Sales Agreement, dated May 9, 2011 between NewPower and SZIT, by not accepting returns of purported faulty products.  The complaint seeks monetary damages, including SZIT’s costs and expenses incurred in connection with the action. The Company disputes the allegations contained in the complaint, and intends to vigorously defend the lawsuit. The Company intends to vigorously oppose the lawsuit.

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

 * Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Dated: November 14, 2011	By:	/s/ Weihe Yu
Name: Weihe Yu
Title: Chief Executive Officer

Dated: November 14, 2011	By:	/s/ Junfeng Chen
Name: Junfeng Chen
Title: Chief Financial Officer