Form 10-K
period 2011-12-31
NEW ENERGY SYSTEMS GROUP
filed 2012-04-02
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2011 based upon the closing price reported for such date on the American Stock Exchange was $26,437,778.

As of March 27, 2012, the registrant had 14,551,731 shares of its common stock outstanding.

PART I

ITEM 1.  BUSINESS

Business Development

Overview

We were incorporated in Nevada on March 27, 2001 under the name Jasmine's Garden. Currently, we operate our business through our wholly-owned subsidiaries, Billion Electronic Co., Ltd., a company organized under the laws of the British Virgin Islands on July 27, 2004 (“Billion”), Shenzhen E'Jenie Technology Development Co., Ltd, a company incorporated under the laws of the People’s Republic of China (“PRC” or “China”) on July 8, 2002 (“E’Jenie”), Shenzhen NewPower Technology Co., Ltd. (“NewPower”), a company organized under the laws of the PRC in 2004, Anytone International (H.K.) Co., Ltd. (“Anytone International”), a company organized under the laws of Hong Kong in 2009, Shenzhen Anytone Technology Co., Ltd. (“Shenzhen Anytone”), a company incorporated under the laws of the PRC in 2005, and Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai"), a company organized under the laws of the PRC in 2005.

Currently, after disposing of two decreasing businesses, we are focused on our mobile power, solar panels and solar related applications business. Our mobile power products provide backup power to various leading consumer electronic devices in the market. These mobile power products are mainly sold under our own brand name, Anytone in China but also through private labels internationally. Besides the sales of solar panels, our solar business is focused on integration of solar power and lithium ion battery storage to create solar consumer electronic products .

On November 15, 2004, we acquired Billion and its wholly-owned operating subsidiary, E’Jenie. Through E'Jenie, we manufacture and distribute lithium battery shells and related products primarily in China. Based upon specifications from its customers E'Jenie develops, customizes and produces steel, aluminum battery shells and aluminum caps. Currently, E'Jenie produces fourteen steel battery shell lines, nine aluminum battery shell lines, three aluminum battery cap lines and three steel battery cap lines.

On June 28, 2006, we acquired Galaxy View and its wholly-owned operating subsidiary Sono Digital Electronic Technologies Co., Ltd., a company incorporated under the laws of the People’s Republic of China on May 29, 2001 (“Sono”). As described below in our Corporate History, Galaxy View entered into an Agreement on Transfer of Shares with Lui Changqing and Wang Feng. As a result of this agreement, Galaxy View and Sono were spun-off from the Company and is no longer a subsidiary of the Company.

In August, 2008, we entered into a related business field, battery assembly and finished battery distribution, to diversify our line of products. We purchase batteries from suppliers, package and sell these batteries under E’Jenie’s brand name to other mobile device OEM manufacturers. These are all lithium ion batteries and have various models for different kinds of portable electronic devices.

On December 7, 2009 we acquired Anytone International and its wholly owned operating subsidiary Shenzhen Anytone, a company incorporated under the laws of the People’s Republic of China in 2005.  Shenzhen Anytone is the Chinese operating subsidiary of Anytone International, collectively referred to as “Anytone”. Anytone engages in research, manufacture and sell of mobile backup power systems for mobile phones, laptops, solar, MP4, PMPs, PDAs, DC and digital applications.

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

  On November 24, 2011, the Company entered into an equity transfer agreement to transfer 100% of the equity interest of Billion, including its subsidiaries E’Jenie and NewPower, for a cash consideration of RMB 85,553,892.75 (approximately $13,549,443).

Corporate History

Until December 2, 2003, we operated a nationwide wholesale and retail business selling greeting cards, note cards and gift tags made from a design process involving photography and computer graphics. On December 2, 2003, Cheering Limited, an investment holding company organized under the laws of the British Virgin Islands ("Cheering"), acquired 5,700,000 shares of our common stock, par value $0.001, which constituted approximately 95% of the then issued and outstanding shares of our common stock from Jack and Jasmine Gregory, our former officers and directors, for cash of $221,221 (the "Cheering Transaction").

On March 17, 2004, we sold 30,000,000 shares of common stock at a per share purchase price of $0.05 to seven unaffiliated individuals in a private placement, which yielded $1,500,000 (the "Private Placement"). As a condition to the closing of the Private Placement, each of the investors executed an irrevocable proxy granting Mr. Sun, our former President and Chief Executive Officer, the right to vote all shares of the common stock purchased in the Private Placement. The irrevocable proxies expired on May 1, 2004, however, the investors and Mr. Sun extended the irrevocable proxies to May 2006. Mr. Sun as the Chairman and Chief Executive Officer of Cheering is the beneficial owner of the 5,700,000 shares of common stock, which represents approximately 7.8%, of the issued and outstanding shares of our common stock and prior to the expiration of the irrevocable proxies, Mr. Sun will have the power to vote or direct the voting of 30,000,000 shares issued in the Private Placement. As a result, until the irrevocable proxies expire on May 1, 2006, Mr. Sun will control approximately 48.9% of our issued and outstanding common stock.

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

Acquisition of Billion

On November 15, 2004, pursuant to a Share Exchange Agreement (the "Billion Exchange Agreement") dated as of September 17, 2004, by and among the Company, Billion, the shareholders of Billion (the "Billion Shareholders") and E'Jenie, we acquired from the Billion Shareholders (the "Billion Acquisition") all of the issued and outstanding equity interests of Billion (the "Billion Shares"). Billion is a holding company and the sole shareholder of E'Jenie. Billion has no other assets other than the shares of E'Jenie. As consideration for the Billion Shares, we paid to the Billion Shareholders $1,500,000 in cash and issued to them 4,566,210 shares of our common stock. The consideration for the Billion Acquisition was determined through arms length negotiations between us and Billion. As a result of the Billion Acquisition we are the sole shareholder of Billion through which we own all of the issued and outstanding equity interests of E'Jenie.

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

Acquisition of Galaxy View

On June 29, 2006, pursuant to the terms of a Share Exchange Agreement (the "Galaxy View Exchange Agreement") dated as of March 22, 2006, by and among the Company, Galaxy View, the shareholders of Galaxy View (the " Galaxy View Shareholders") and Sono, we acquired from the Galaxy View Shareholders (the "Galaxy View Acquisition") all of the issued and outstanding equity interests of Galaxy View (the "Galaxy View Shares"). As consideration for the Galaxy View Shares, we paid the Galaxy View Shareholders $3,000,000 in cash and issued to them 7,575,757 shares of our preferred stock. On a post-split basis, the consideration for the Acquisition was determined through arms length negotiations between us and Galaxy View.

During the first quarter of 2007, Sono lost two of their largest customers and users of their products. The fact that the telecom industry in China was a monopoly, there was no longer a market for our products.

On April 24, 2007, the Company entered into an Agreement on Transfer of Shares of Galaxy View with Liu Changqing and Wang Feng (collectively, the "Purchasers”) for the sale of our wholly-owned subsidiary Galaxy View (the “Agreement”). Changqing purchased a 60% interest and Feng will purchase a 40% interest in Galaxy View. In exchange for all of the outstanding shares of Galaxy View, the Purchasers agreed to pay $3,000,000 as consideration for the acquisition. We entered into promissory notes with the Purchasers for payment of their share of the $3,000,000 which was due within 90 days of April 24, 2007. If payment was not made within 90 days, the promissory notes will accrue interest at 18% from the closing date. As of December 31, 2007, the amount has been paid in full.

Acquisition of Anytone

On December 7, 2009, we closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) dated November 19, 2009 with Anytone International and Anytone.  Pursuant to the Share Exchange Agreement, we acquired Anytone International and thereby indirectly acquired Anytone International’s Chinese operating subsidiary Anytone.  Pursuant to the Share Exchange Agreement, we issued to the shareholders of Anytone International, proportionally among the Anytone International Shareholders in accordance with their respective ownership interests in Anytone International immediately before the closing of the Share Exchange, an aggregate of 3,593,939 shares of our Common Stock with standard restrictive legend, and cash consideration of $10,000,000. As of December 31, 2009, $5,000,000 has been paid. The Company paid the remaining $5,000,000 before June 30, 2010.

Acquisition of NewPower

On December 11, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”) with NewPower, whereby NewPower would merge with and into E’Jenie.  Pursuant to the Share Exchange Agreement, in exchange for all of the capital stock of NewPower, we agreed to issue to the shareholders of NewPower an aggregate of 1,823,346 shares of our Common Stock with standard restrictive legend and cash of $3,000,000.  This transaction closed on January 12, 2010.

Acquisition of Kim Fai

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone, executed a share exchange agreement (the “Kim Fai Share Exchange Agreement”) to acquire all the equity interest of Kim Fai, a Chinese company engaged in the technology development and sale of solar application products and solar energy batteries ("Kim Fai"), with all of the shareholders of Kim Fai.  The purchase price for 100% of the outstanding stock of Kim Fai was $24,000,000, of which $13,000,000 is to be paid in cash and $11,000,000 is to be paid in the form of shares of common stock of the Company.  The purchase consideration is payable as follows: (i) $13,000,000 to be paid in cash within one year of the execution of the Agreement, and (ii) $11,000,000 to be paid in shares of restricted common stock of the Company within 3 days of the completion of the share exchange formalities with the local governmental authorities.  Pursuant to the Kim Fai Share Exchange Agreement, such shares are to be issued with a per share price of $5.75 and amount to an aggregate of 1,913,265 shares of restricted common stock. However, in accordance with guidance FASB ASC 805-30-30-7, the per share price is $7.84, the fair market value of the stock on the date the transaction under the Kim Fair Share Exchange Agreement closed, which was November 10, 2010. As of December 31, 2010, $6,529,286 has been paid and 1,913,265 shares have been issued.

Disposition of Billion, E’Jenie and NewPower

On November 24, 2011, the Company entered into an equity transfer agreement to transfer 100% of the equity interest of Billion, including its subsidiaries E’Jenie and NewPower, for a cash consideration of RMB 85,553,892.75 (approximately $13,549,443). On December 9, 2011, the transfer of the equity interest was completed and registered with the BVI authority.

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

Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution. The lithium battery's energy/weight ratio exceeds that of its counterparts and with an excellent safety standard we believe that it is the future of the battery industry. According to Market Research, the market for lithium ion battery is expected to reach $43 billion by 2020. China has become one of the largest producers and consumers of lithium ion batteries. We anticipate that there will be even greater demand for lithium batteries in China and worldwide in the next few years. We believe that the current trend towards smaller, lighter portable consumer products will continue to grow and because of its size, the demand for the lithium battery will increase. By way of example, a mobile-phone battery has a typical usage life of 300 to 500 recharges, which translates to a ratio of 1.8 batteries in service life of each phone, according to official Chinese statistics. However, our internal data reveals that battery replacement demand is faster than this when consumers turn in their phones for new models before the normal life of the battery is over. A short product life, combined with a short product innovation cycle, result in rapid product turnover – and plenty of business for battery suppliers.

Mobile power is lithium ion batteries’ application products. Currently, more and more advanced portable consumer electronic products are introduced to the market, such as laptops, smartphones and tablet PCs. All of these high technology products consume a great amount of power. The original single lithium ion batteries are not enough to support these products. Mobile power is the solution. Mobile power appeared 8 years ago and became popular and competitive in the recent years. The increasing competition is due to 1) increased demand – many consumers have more than one portable consumer electronic devices and they need power support; 2) higher profits – compare to original lithium ion battery, mobile power is still a new product and have batter profit; 3) low technology limit – a mobile power includes three major components which are battery cell, PCB and case and based on the pioneers’ technologies, most of lithium ion battery related manufacturers can enter the market easily; 4) no industry standards – mobile power is still a new business in the lithium ion battery industry without official standards; 5) no protection for intelligent property - the counterfeit or exaggerate products are sold all over the market. However, we believe that this disorderly and competitive market is an inevitable stage during the development of the market. Once the consumers gather enough knowledge about these new products and the government establishes the official industry standards, those pioneering companies such as Anytone who has accumulated experiences with quality products will be the winners in the mobile power industry.

Currently, China has around 940 million mobile phone subscribers, more than the sum of the United States (“US”) and European subscribers. It is the country with the largest mobile market in the world. The mobile phone market in China is expected to maintain its growth, especially the market of smartphones.

China's smartphone market is projected to grow 94% from 52.2 million units in 2011 to 101.4 million units in 2012, according to a recent report by market research firm iSuppli.  In addition, although the growing speed will start to moderate from next year, expansion will remain in the double digit until 2015, when shipment is estimated to be 188.4 million units in total.

Business Strategy

We seek to maintain our position as a provider of mobile power, solar panels and solar related application products. In addition, we are looking to strengthen our branded mobile power products while increasing the breadth of our product line, improving the quality of our products, and reducing production cost. In order to achieve our objective, we plan to pursue the key strategies described below.

•	Successfully restructure the Company’s current segments.
•	Improve sales and profitability of all companies.

•	Increasing our international presence and expand international focus.

•	Achieving deeper penetration of our existing customer base through continued innovation and high quality production and maximize cross-selling opportunities and synergies.
•	Expanding our product offerings and in particular, focusing on the end-user consumer market.
•	Targeting higher margin OEM customers and retail partners, through private label offerings.

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

Anytone's products combine aesthetics with technology. Anytone has acquired a total of 60 existing and pending patents from the State Intellectual Property Office of the PRC: 42 patents have been obtained for the appearance design of our products, with 2 additional applications pending, while 7 patents have been obtained for certain innovative utility models, with 8 additional applications pending and 1 pending application for the invention.

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

Competition

The worldwide market for lithium batteries is highly competitive. We face competition from manufacturers not only within China but also from other parts of the world, particularly Japan, Taiwan, Malaysia, Indonesia, and Korea. We compete with these companies by striving to provide a higher quality product at a lower cost. For mobile power devices, Anytone’s primary competitors in domestic are Qunzan Technology (Shenzhen) Co., Ltd., Shenzhen Hali-Power Industrial Co., Ltd., Shenzhen Top Communications Co., Ltd., Shenzhen Yoobao Technology Co., Ltd., and Guangdong Pisen Electronics Co., Ltd. Anytone’s primary competitors in foreign are Mophie Inc., iGo Inc., Japan Trust Technology Inc., and Mizco International Inc. For solar products, Kim Fai's primary competitors in domestic are Sunworth Solar Energy Co., Ltd., Shenzhen Suoyang New Energy Co., Ltd., Changzhou EGing Photovoltaic technology Co., Ltd., Shenzhen J.G.N Solar-Energy Co., Ltd., Zhongshan Warsony Sci-Tech Industries Co., Ltd., Zhongshan Yong’an Road Lamp Co., Ltd., Shenzhen Unilumin Technology Co., Ltd., Shenzhen Topray Solar Co., Ltd., and Dongguan Gi-Power New Energy Co., Ltd.  We believe that by doing business in China we enjoy competitive advantages over similar companies based elsewhere, such as abundant labor resources and low cost raw materials.

Manufacturing and Raw Materials

We purchase various battery components and raw materials for use in our manufacturing processes.

Anytone’s major products are mobile power devices of various models, each of which needs different components. These components include, but are not limited to, solar panels, solar batteries, PCB, Polymer batteries, lithium ion batteries, LCD, and LED emitters. In 2011, Anytone diversified its suppliers widely. The largest supplier if Anytone, Shenzhen Deli Battery Co., Ltd., who supplied batteries accounted for 5% of the Company’s total purchases in 2011. Compared to 2010, two of Anytone’s largest suppliers, Shenzhen Guanghaoyu Electronics Co., Ltd., which supplies solar panels and solar batteries, and Shenzhen BAK Battery Co., Ltd. which is Anytone’s largest supplier for PCB, Lithium battery, Polymer batteries, accounted for 10% and 9% of the Company’s total purchases in 2010, respectively.

Kim Fai's major products are solar traffic lights, landscape lights, solar panel and other related solar application products. These products need different components such as Mono-silicon, Poly-silicon and other solar related components. In 2011, the largest supplier of Kim Fai, Trony Solar Holdings Co., Ltd. who supplied silicon chips accounted for 8% of the Company’s total purchases. Due to the fact that Kim Fai was acquired in November of 2010, its purchases from its suppliers accounted for small percentage of our total purchases. In 2010, the largest supplier, Guangzhou Sumyok Solar Power Technology Co., Ltd. which provided Poly-silicon to Kim Fai, accounted for just 2% of the Company’s total purchases.

We disposed two of our subsidiaries, E’Jenie and NewPower in the November of 2011. Before being disposed of, in 2011, E’Jenie switched its finished battery pack business with NewPower’s battery cell business. As a result, two largest suppliers, Shenzhen Beiterui New Energy Material Co., Ltd. and Shenzhen Xinchongkai Technology Co., Ltd., accounted for 8% and 6% of the Company’s total purchases in 2011. The principal raw materials we purchased from these two suppliers for E’Jenie are LiCoO2, LiMn2O4 and electrolytes which were used for finished battery packs’ production. In 2010, the primary raw materials E’Jenie purchased for our battery shell and cover segment are aluminum and steel. The largest supplier for this segment was Shenzhen Yibao Tech. Co., Ltd. which accounted for 3% of our total purchases in 2010. In addition, for the batteries’ assembly and finished battery distribution business which we launched in August 2008, we also purchased battery components such as battery cells, packaging labels and other components from a number of suppliers. In 2010, our two major suppliers are Shenzhen NewPower Technology Co., Ltd., Shenzhen Handian Battery Materials Co., Ltd. and Shenzhen Huayi Aluminum Products Co., Ltd., which accounted for 10% and 6% of our total purchases, respectively. As a result of our acquisition of NewPower, NewPower became one of our principal suppliers. The sales from NewPower to E’Jenie and Anytone was eliminated in the Company’s consolidated financial statements.

NewPower switched its battery cells business with E’Jenie’s finished battery pack business in the beginning of 2011. As a result, the major raw materials which NewPower purchased for its finished battery pack business are battery cells. E’Jenie became NewPower’s major supplier who accounted for 26% of the Company’s total purchases in 2011. In 2010, NewPower’s major products are battery cells and batteries which need different components, including lithium cobalt oxide, lithium manganese oxide, electrolyte, copper, battery shells, battery caps and other components. Since NewPower was acquired by the Company in January of 2010, two of NewPower’s largest suppliers, Shenzhen Beiterui New Energy Material Co., Ltd. which supplies lithium cobalt oxide and lithium manganese oxide, and Shenzhen Xinchongkai Technology Co., Ltd. which supplies electrolyte, accounted for 10% and 6% of the Company’s total purchases in 2010, respectively.

Overall, due to the switch of business, our suppliers’ structure, including our internal supplier, has changed in 2011. Shenzhen E’Jenie Science and Technology Development Co., Ltd., Trony Solar Holdings Co., Ltd., BTR New Energy Materials Co., Ltd., Shenzhen Xinchongkai Technology Co., Ltd. and Shenzhen Deli Battery Co., Ltd. are the Company’s five largest suppliers during 2011 which accounted for 26%, 8%, 8%, 6% and 5%, respectively. Compared to 2010, Shenzhen Guanghaoyu Electronics Co., Ltd., Shenzhen BAK Battery Co., Ltd., Shenzhen Beiterui New Energy Material Co., Ltd., and Shenzhen NewPower Technology Co., Ltd. which in the aggregate amount accounted for approximately 47% of all components and raw materials purchased. Each of these suppliers accounted for more than 10% of our total purchases in 2010.

Vendor name	Percentage of Total Purchased amount in 2011 (2)	Percentage of Total Purchased amount in 2010(1)
Shenzhen E’Jenie Science and Technology Development Co., Ltd.	26%	-%
Trony Solar Holdings Co., Ltd.	8%	-%
Shenzhen Xinchongkai Technology Co., Ltd.	6%	-%
Shenzhen Deli Battery Co., Ltd.	5%	-%
Shenzhen Beiterui New Energy Material Co., Ltd.	8%	10%
Shenzhen Guanghaoyu Electronic Co., Ltd.	-%	10%
Shenzhen NewPower Technology Co., Ltd.	-%	10%
Shenzhen BAK Battery Co., Ltd	-%	9%

(1)	Percentages are based on total purchases of 2010, including intercompany purchases from Shenzhen NewPower Technology Co., Ltd., our subsidiary and one of our largest suppliers.
(2)	Percentages are based on total purchases of 2011, including intercompany purchases from Shenzhen E’Jenie Science and Technology Development Co., Ltd., our subsidiary and one of our largest suppliers.

Normally, the annual purchase plan for raw materials, such as battery components and silicon chips, is determined at the end of prior calendar year or beginning of the calendar year according to past customer's orders and our own sales forecast. Based on this plan, the Company places its purchase orders in the end of each month for the next month. Such purchase orders with key suppliers can be revised monthly in accordance with the purchase orders we received from our customers monthly. We believe that this arrangement protects us from inventory surplus when the orders from customers change.

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

Customers

During 2011, there were 2 customers who accounted for more than 10% of the Company’s total sales. One was China Electronic Shenzhen Company who accounted for 14% of the Company’s total sales. This customer primarily purchased finished battery packs from NewPower and Mobile power devices from Anytone. Wittis International Communication Ltd. was the other one who accounted for 10% of the Company’s total sales. This customer primarily purchased finished battery packs from NewPower. Beside these two customers, NewPower was E’Jenie’s largest customer who accounted for 27% of the Company’s total sales. The sales from E’Jenie to NewPower and Anytone were eliminated in the Company’s consolidated financial statements.

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

MAJOR CUSTOMERS

Customer Name	Type of Product Sold	Percentage of Total Revenue for 2011	Percentage of Total Revenue for 2010
Shenzhen Hua Yin Tong Battery Electronic Tech. Co., Ltd.	Finished batteries	-%	6%
China Electronics Shenzhen Company	Finished batteries and Mobile power devices	14%	13%
Wittis International Communication Ltd.	Finish batteries	10%	-%
Shenzhen NewPower Technology Co., Ltd.	Battery cells	27%	1%

During 2011, especially after the end of second quarter, due to the downturn of entire lithium ion battery industry, the Company faced a very stressful year. The lithium ion battery industry’s downturn situation caused many companies in this industry to look for higher profit products such as mobile power devices. Therefore, the result was that the Company’s major business, Anytone’s mobile power devices, was experienced a seriously counterfeit problem and also dramatic increasing competitions. In addition, the downturn of lithium ion battery industry caused the lower or even negative profit for E’Jenie and NewPower’s business. As the above situation, the Company strategically reduced E’Jenie and NewPower’s productions and even disposed two of these businesses in November 2011 to prevent future loses and focus on our major business. In order to fight with piracy products and other new competitors, Anytone strategically lowered its selling prices; increased its marketing investments and developed more new models. Through these effects, compared to 2010, although Anytone’s total sales decreased, the total sales in units increased in 2011.

Sales and Marketing

We focus our sales and marketing initiatives on becoming the leading manufacturer of lithium ion batteries application products. We promote our brand in order to build revenues, gain worldwide market share and promote consumer awareness and acceptance. Our in-house sales and marketing team contact local battery manufacturers to solicit interest in our products. If the manufacturer expresses an interest in our product offering, we ship them samples and if our products suit their needs orders are placed and filled. As of December 31, 2011, we had 31 sales and marketing personnel in total who all were located in China, of which 19 people are from Anytone and 12 people are from Kim Fai.

Intellectual Property

We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets. We have filed and obtained a number of patents in China.

As of December 31, 2011, Anytone has been issued 49 patents by the State Intellectual Property Office. Anytone has 49 patents, of which 42 patents are for the appearance design of the products and 7 patents are for the innovative utility model. Each of these patent’s lifetime is 10 years. The expiration of these patents range from 2017 to 2021.  Additionally, Anytone has 11 patents pending patent application rights, of which 2 applications are for the appearance design of products,  8 applications are for innovative utility models and 1 application is for the invention.

Order	Model	Patent's Category	Received Date (Application Date)	Received Notice Number	Authorization Date (Patent Effective Date)	Patent Number
1	APC-B100N	Appearance Design	1/9/2009	200930066794.1	1/6/2010	ZL 200930066794.1
2	APC-B300（APC-300）	Appearance Design	9/29/2007	200730313479.5	Withdrawn
3	APC-M400A（APC-M400）	Appearance (non-embossed)	1/11/2008	200830039905.5	5/6/2009	ZL 200830039905.5
4	APC-M400B (iPhone external battery)	Appearance Design	4/30/2008	200830047718.1	9/9/2009	ZL 200830047718.1
5	APC-M400BS	Appearance Design	4/7/2009	200930072601.3	1/27/2010	ZL 200930072601.3
6	APC-M400C	Appearance Design (iPhone battery)	10/22/2008	200830252240.6	4/14/2010	ZL 200830252240.6
		Utility Model (Cell phone rechargeable battery)	11/6/2008	200820202979.0	8/26/2009	ZL 200820202979.0
7	APC-M400E	Appearance Design	12/3/2008	200830220996.2	1/13/2010	ZL 200830220996.2
		Utility Model ( a digital transmission mobile power)	12/31/2008	200820206741.5	Withdrawn
8	APC-M400G	Appearance Design	12/3/2008	200830220955.8	12/9/2009	ZL 200830220995.8
9	APC-M400I	Appearance Design	3/4/2009	200930069332.5	5/5/2010	ZL 200930069332.5
10	APC-M100（APC-1100）	Appearance Design	11/5/2007	200730317248.1	2/18/2009	ZL 200730317248.1
11	APC-M200	Appearance Design	11/5/2007	200730317249.6	2/18/2009	ZL 200730317249.6
12	APC-8800B	Appearance Design	4/7/2009	200930072603.2	5/26/2010	ZL 200930072603.2
13	APC-20000	Appearance Design	9/29/2007	200730313482.7	Withdrawn
14	APC-20000N3	Appearance Design	9/29/2007	200730313480.8	6/3/2009	ZL 200730313480.8
15	APC-S300	Appearance Design	1/9/2009	200930066792.2	12/9/2009	ZL 200930066792.2
16	A Solar Energy Mobile Power device (S300N)	Utility Model	12/31/2008	200820206742.X	12/2/2009	ZL 200820206742.X
17	APC-S400	Appearance Design	1/9/2009	200930066793.7	1/27/2010	ZL 200930066793.7
18	APC-2200	Appearance Design	3/14/2006	200630054453.9	1/31/2007	ZL 200630054453.9
19	ABT-001 (Bluetooth headsets)	Appearance Design	6/5/2009	200930079197.2	4/7/2010	ZL 200930079197.2
		Utility Model	7/17/2009	200920060692.3	5/5/2010	ZL 200920060692.3
20	APC-AC100 ( a portable mobile power)	Utility Model	7/17/2009	200920060693.8	5/5/2010	ZL 200920060693.8
21	APC-4500	Appearance Design	3/14/2006	200630054455.8	1/31/2007	ZL 200630054455.8
22	APC-M400D（L400）	Appearance Design	1/22/2008	200830040521.5	9/23/2009	ZL 200830040521.5
23	APC-M400H	Appearance Design	12/12/2008	200830221850.X	12/9/2009	ZL 200830221850.X
24	APC-B200	Appearance Design	11/5/2007	200730317250.9	2/17/2010	ZL 200730317250.9
25	APC-M400CS	Appearance Design	7/22/2009	200930083356.6	8/18/2010	ZL 200930083356.6
26	APC-M200E	Appearance Design	7/22/2009	200930083358.5	4/14/2010	ZL 200930083358.5
27	Digital Battery	Utility Model	8/7/2006	200620062658.6	Withdrawn
28	APC-H001 (Hand Heater)	Utility Model	8/24/2009	200920193225.8	10/13/2010	ZL 200920193225.8
29	APC-S600	Appearance Design	11/27/2009	200930341309.7	8/18/2010	ZL 200930341309.7
30	APC-M400U	Utility Model	12/30/2009	200920295823.6	10/13/2010	ZL 200920295823.6
31	APC-400B	Appearance Design	3/4/2009	200930069331.0	12/30/2009	ZL 200930069331.0
32	APC-13200B	Appearance Design	6/9/2010	201030206375.6	1/19/2011	ZL 201030206375.6
33	APC-M400F	Appearance Design	6/9/2010	201030206322.4	1/9/2011	ZL 201030206322.4
34	APC-M400V8A	Appearance Design	6/9/2010	201030206350.6	4/13/2011	ZL 201030206350.6
35	APC-M400G+	Appearance Design	6/9/2010	201030206340.2	4/27/2011	ZL 201030206340.2
36	APC-M400LS1	Appearance Design	6/9/2010	20100206394.9	Withdrawn
37	APC-M400LS2	Appearance Design	6/25/2010	201030218041.0	4/27/2011	ZL 201030218041.0
38	APC-M400A4+	Appearance Design	7/2/2010	201030227117.6	2/2/2011	ZL 201030227117.6
39	APC-M400A4	Appearance Design	7/2/2010	201030227083.0	2/2/2011	ZL 201030227083.0
40	APC-M400G4A	Appearance Design	7/2/2010	201030227116.1	2/2/2011	ZL 201030227116.1
41	APC-M600	Utility Model	9/1/2010	201020514690.x	3/23/2011	ZL 201020514693.X
42	APC-M400D7	Appearance Design	11/29/2010	201030647433.2	4/27/2011	ZL 201030647443.2
43	APC-M400D7S	Appearance Design	11/29/2010	201030647433.9	4/27/2011	ZL 201030647443.9
44	APC-M400D9	Appearance Design	11/29/2010	201030647419.9	4/27/2011	ZL 201030647419.9
45	APC-M500B	Appearance Design	11/29/2010	201030647358.6	4/27/2011	ZL 201030647358.6
46	APC-M500BS	Appearance Design	11/29/2010	201030647372.6	4/27/2011	ZL 201030647372.6
47	APC-M400G4S	Appearance Design	11/29/2010	201030647390.4	4/27/2011	ZL 201030647390.4
48	APC- M400G4AS	Appearance Design	11/29/2010	201030647404.2	4/27/2011	ZL 201030647404.2
49	APC-AC400	Appearance Design	11/29/2010	201060647343.3	4/27/2011	ZL 201030647343.X
50	APC-2200N	Appearance Design	4/26/2011	201130094117.8	9/21/2011	ZL 201130094117.8
51	WPC-03	Appearance Design	4/26/2011	201130094105.5	9/21/2011	ZL 201130094105.5
52	APC-2200N (with flash light and card reader function)	Utility Model	6/1/2011	201120183252.4	Pending
53	AT001 (Mobile power for iPad)	Utility Model	7/1/2011	201120231561.4	Pending
54	AT007 (iPad leather cover mobile power with Bluetooth keyboard)	Utility Model	7/1/2011	201120231564.8	Pending
55	AT006 (Mobile Power)	Appearance Design	8/26/2011	201130297979.0	Pending
56	AT004 (Mobile Power)	Appearance Design	9/2/2011	201130307618.x	Pending
57	AT006 (Adsorption Mobile Power)	Invention	9/14/2011	20110273652.9	Pending
58	Mobile Power with Adsorption function	Utility Model	9/14/2011	201120346742.1	Pending
59	Mobile Power with leather case for iPad2	Utility Model	9/16/2011	201120349862.7	Pending
60	Mobile Power with rotary leather case for iPad	Utility Model	9/16/2011	200120349860.8	Pending
61	Outdoor Solar recharge station	Utility Model	9/21/2011	201120355749.X	Pending
62	Indoor AC adopter station	Utility Model	9/21/2011	2011203557393.6	Pending

Anytone own 6 trademarks, 3 in the PRC, one in Hong Kong, 2 in the US and have 2 trademark applications pending in the PRC.  The following is description of all such trademarks awarded and pending as of March 27, 2012:

Order	Trademark	Applicant	Area	Application Date	Application Number/ Trademark Number	Current Status	Agency
1		Anytone	PRC	2006.03.24	5236842	Public	Beijing Xintong United Trademark Office
2		Anytone	PRC	2007.10.09	6312960	Withdrawn	Shenzhen Longcheng Intellectual Property Agency Co., Ltd.
3		Anytone	PRC	2010.05.12	8290006	Public	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
		Anytone	USA	2010.05.27	85045902	Public	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
4		Anytone	PRC	2010.05.12	8290028	Public	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
		Anytone	USA	2010.05.27	85045900	Public	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
5		Anytone	PRC	2010.5.13	8295124	Processing	Shenzhen Guangtong Intellectual Property Agency Co., Ltd.
6		Anytone (H.K.)	HK	2010.05.17	301615860	Public	Tianbiao Intellectual Property Agency Co., Ltd.
7		Anytone	PRC	2011.09.15	9968766	Processing	Shenzhen Talent Intellectual Property Firm

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

Research and Development

On February 20, 2012, Anytone entered into a Product Development Agreement with New Trent Inc., a US based company that markets smart and tablet phone power banks worldwide. Under the Agreement, New Trent (i) authorizes Anytone as a certified manufacturer of New Trent’s power bank products, (ii) authorizes Anytone to design and manufacture new product bank products for New Trent and (iii) undertakes to sell products produced by Anytone in United States and United Kingdoms on certain terms.

The following table shows each subsidiary's R&D expenses in 2011 and 2010:

	2011	2010
Kim Fai	$57,132.00	$44,783.28
E’Jenie*	$79,760.24	$28,691.04
Anytone	$257,969.07	$98,852.36
NewPower*	$159,618.24	$131,744.59

* E’Jenie and NewPower have been disposed of in November 2011.

Doing Business in China

The Chinese Legal System

The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles (“US GAAP”). China's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than US procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its US counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises such as E'Jenie and Anytone.

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

 Employees

As of December 31, 2011, we had 214 employees in total. New Energy had 3 employees, 2 of which are executive officers and 1 administrative personnel. Anytone had 105 employees in total, 12 of which are supervisors; 42 of which are on the production lines; 16 of which are in sales department (not included 3 supervisors) and 35 of which are in R&D and business administration department. Kim Fai had 106 employees in total, 7 of which are supervisors; 77 of which are on the production lines; 11 of which are in sales department (not included 1 supervisor) and 11 of which are in R&D and business administration department. We consider our relationships with our employees to be good. Chinese labor laws require us to provide to all of our employees certain benefits and insurance.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

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

Our U.S. office located at 116 West 23rd Street, 5th FL, New York, NY 10011. Currently, the Company’s US office only has one employee. Therefore, the Company rented a “virtual office” instead of a physical office, at the rate of $59 per month. This virtual office is primarily used for receiving regular mails.   The Company’s US employee typically works from home and goes to this virtual office to pick up mails one time per week. The major duties of this employee in the US office include coordinating SEC filing, maintaining investor relations and other daily email and paperwork processing.

We believe the facilities we occupy are adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.     LEGAL PROCEEDINGS

On November 9, 2011, NewPower, our subsidiary at the time, was served notice of a lawsuit filed in Longgang District People’s Court in Shenzhen, China on October 24, 2011. In the complaint filed in the lawsuit, Shenzhen Zhongte Industry and Trade Co., Ltd. (“SZIT”), alleges, among other things, that NewPower breached a Sales Agreement, dated May 9, 2011 between NewPower and SZIT (“Sales Agreement”), by not accepting returns of purported faulty products.  The complaint sought monetary damages, including SZIT’s costs and expenses incurred in connection with the action. On December 7, 2011, NewPower entered into a settlement agreement with SZIT resolving the action filed by SZIT. Pursuant to the Settlement Agreement, SZIT shall return certain products it purchased under the Sales Agreement. NewPower shall return RMB 9,720,000, the purchase price of the products, to SZIT. In addition, NewPower shall pay RMB 139,205 to SZIT by January 5, 2012. The Sales Agreement shall be terminated immediately and SZIT releases any and all of its claims arising out of the Sales Agreement.

In February 2012, two separate securities class action complaints were filed in the US District Court for the Southern District of New York against the Company and certain of its current and former officers and directors.  The complaints allege that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected, during a putative class period between April 15, 2010 and November 14, 2011. The complaints seek, among other relief, compensatory damages and attorneys’ fees.   The Company believes it is likely that a consolidated amended complaint will be filed after the Court determines the Lead Plaintiff and lead counsel for the litigation.  The Company has not yet responded to the complaint, but the Company believes that the complaints have no merit and intends to vigorously defend against them.  While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On August 17, 2010, our common stock commenced traded on the New York Stock Exchange (“NYSE”) Amex Stock Exchange under the symbol “NEWN”. Prior to this, our common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “NEWN”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

2010	High	Low
First Quarter	$9.32	$6.20
Second Quarter	$8.72	$6.12
Third Quarter	$7.60	$4.60
Fourth Quarter	$9.20	$5.52

2011	High	Low
First Quarter	$8.10	$4.06
Second Quarter	$5.15	$1.99
Third Quarter	$4.25	$1.78
Fourth Quarter	$1.94	$0.50

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

Holders

As of March 27, 2012, in accordance with our transfer agent records, we had 108 record holders of our 14,551,731 shares of Common Stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

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

None.

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

On October 22, 2009 our Board of Directors authorized the creation of the China Digital Communication Group 2009 Equity Incentive Plan (the “2009 Plan”).  Under the Plan we issued 1,000,000 shares of our Common Stock to several individuals for services rendered.  Such shares were registered by us under a Form S-8.

On the 2011 Annual Meeting of Shareholders occurred on November 28, 2011, the Company’s shareholders ratified and approved the 2011 Equity Incentive Plan (the “2011 Plan”), under which we will issue 2,000,000 shares of  our Common Stock to directors, officers, employees or consultants to the Company.

Options outstanding (post-reverse stock split) at December 31, 2011 and related weighted average price and intrinsic value are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	3,000,000	$8.81	2,000,000
Equity compensation plans not approved by security holders	10,000	$0.53	-
Total	3,010,000	$8.73	2,000,000

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the year ended December 31, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

BUSINESS OVERVIEW

We operate our business through our wholly-owned subsidiaries, E'Jenie Technology Development Co., Ltd. ("E'Jenie"), Shenzhen Anytone Technology Co., Ltd. ("Shenzhen Anytone"), Shenzhen NewPower Technology Co., Ltd. ("NewPower"), and Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai"), companies incorporated under the laws of the Peoples’ Republic of China (“PRC” or “China”).

Through our subsidiaries, we manufacture and distribute lithium battery shells and related products primarily in China. Based on customer specifications, E'Jenie develops, customizes and produces steel and aluminum battery shells and caps. We manufacture and distribute battery shells and covers for cellular phones. We maintain long-term relationships with large lithium battery manufacturers. We believe we will continue to receive orders from our customers because of our reputation and the quality of our products. Our professional marketing team maintains relationships with our current customers and at the same time searches for potential new customers. We seek to maintain and strengthen our position as a provider of battery shells and caps while increasing the breadth of our product line and improving the quality of our products.

In August 2008, under the current depressed economic environment, management of the Company made some adjustments to keep the Company running and growing. To keep the existing battery pack accessories segment, the Company expanded into a related field – finished battery packs’ assembly and distribution, to diversify our line of products; consequently, the Company competes in the entire battery industry.

The lithium battery was created in the 1990s, with the first mass production in 1993 in Japan. Lithium batteries were first used in notebook computers and now are used in cellular phones, video machines, laptops, digital cameras, MP3 players, global positioning satellite systems, 3G communication devices, hybrid cars and other electronic products. Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution. The lithium battery energy/weight ratio exceeds its counterparts and with an excellent safety standard we believe it is the future of the battery industry. According to Market Research, the market for lithium ion battery is expected to reach $43 billion by 2020. China has become one of the largest producers and consumers of lithium ion batteries. We anticipate there will be greater demand for lithium batteries in China and worldwide in the next few years. We believe the current trend towards smaller, lighter portable consumer products will continue and because of its size, the demand for lithium batteries will keep increasing.

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

On December 7, 2009, we closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (H.K.) Co., Ltd. (“Anytone International”) and Shenzhen Anytone. Pursuant to the share exchange agreement, we issued the shareholders of Anytone International 3,593,939 shares of the Company's restricted common stock and paid $10,000,000 in cash. Shenzhen Anytone is the Chinese operating subsidiary of Anytone International, collectively referred to a “Anytone.” Anytone is engaged in the production of mobile power and related power backup products.

Through Anytone, we development and market our branded mobile power and related power backup devices. Shenzhen Anytone was founded in 2005 and has very strong ability in R&D and marketing. In addition, Anytone has built its branded name in China and its products are sold to the end consumers directly. By focusing on R&D and marketing, Anytone only produces some sample products in-house for testing and majorly outsourcing its production to the third parties who are certified by Anytone.

Mobile power is lithium ion batteries’ application products. Currently, more and more advanced portable consumer electronic products are introduced to the market, such as laptop, smartphones, tablet PC and etc. All of these high technology products and the functions they have are power consuming monsters. The original single lithium ion battery is not enough to support these products. Mobile power is the solution to feed these power consuming monsters. Compare to the creation of lithium ion battery was in the 1990s, mobile power was started around 10 years ago and became popular and competitive in the recent few years. The increasing competition is due to 1) increasing demand – many consumers have more than one portable consumer electronic devices and they need power support; 2) higher profits – mobile powers are sold to end consumers directly; 3) low technology limit – a mobile power includes three major components which are battery cell, PCB and case. Therefore, most of lithium ion battery related manufacturers can enter easily; 4) no industry standards – mobile power is still a new business in the lithium ion battery industry without official standards. Therefore, this market is very disorder and the counterfeit or exaggerate products are sold all over the market. However, we believed that this market is still at the early stage. Once the official industry standards are created and the consumers’ feedbacks are accumulated, only those products with real quality will survive.

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

On November 24, 2011, the Company entered into an Equity Transfer Agreement with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion Electronics Limited (BVI) to the Buyers for RMB 85,553,892 ($13,578,043). The selling price equals the appraised value of Billion Electronics, including its wholly owned subsidiaries Shenzhen E’Jenie and Shenzhen NewPower less RMB 153,033,107 ($24,287,500) of debt that the Company owes E’Jenie, which shall be cancelled upon completion of the Equity Transfer. Xu is the Director of Marketing of NewPower and Fang is the Vice President of E’Jenie. As of February 28, 2012, the Company received RMB 22,906,779 ($3,635,477) and had an outstanding receivable of RMB 62,647,114 ($9,942,556).

During the third quarter of 2011, the Company performed annual goodwill impairment assessment for NewPower. During the fourth quarter of 2011, the Company performed annual goodwill impairment assessment for Anytone and Kim Fai.  The goodwill balance prior to the impairment charge was $60,858,842 and was established primarily as a result of a series acquisition of NewPower, Anytone and Kim Fai in 2010 and 2011. The Company completed the step one analysis using a combination of market capitalization approach and discounted cash flow. The market capitalization approach uses the Company’s publicly traded stock price to determine fair value. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining fair value is subjective and requires management to exercise a significant amount of judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in NewPower and Anytone reporting units, which were corroborated by a combination of factors including a significant and sustained decline in the market capitalization, which is significantly below the book value, and the deteriorating macro environment, which has resulted in a decline in expected future demand. The Company therefore performed the second step of the goodwill impairment assessment for NewPower and Anytone to quantify the amount of impairment. This involved calculating the implied fair value of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. Based on the analysis incorporating the declining market capitalization in 2011, as well as the significant end market deterioration and economic uncertainties impacting expected future demand including continued slow-down of the battery industry in China, and increased competition resulting from counterfeit products and decreased selling pricefrom other manufacturers.  The Company concluded that the entire goodwill balance of NewPower of $14,306,538 and a portion of Anytone’s goodwill of $7,405,344 were impaired and recorded in operating expense. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company has not recorded a corresponding tax benefit in 2011.  On December 9, 2011, the Company fully disposed its subsidiaries Billion, E’jenie and NewPower.

As of December 31, 2011, the Company concluded there was no impairment to the goodwill for Kim Fai reporting unit after performing the step one analysis by using the discounted cash flow method with each reporting unit’s fair value greater than the carrying value including the goodwill.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following table presents certain consolidated statement of operations information for 2011 and 2010. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2011	% of Sales	2010	% of Sales

Revenue, net
Battery	$31,287,667	61%	$42,521,276	93%
Solar panel	20,226,157	39%	3,089,012	7%
Total revenue	51,513,824	100%	45,610,288	100%

Cost of sales
Battery	23,192,329	74%	30,655,533	72%
Solar panel	16,585,630	82%	2,104,528	68%
Total cost of sales	39,777,959	77%	32,760,061	72%

Gross profit	11,735,865	23%	12,850,227	28%

Operating expenses
Selling	1,284,063	3%	217,707	-%
General and administrative	5,549,007	11%	5,243,203	11%
Goodwill impairment	7,405,344	14%	-	-%
Total operating expenses	14,238,414	28%	5,460,910	12%

Income (loss) from operations	(2,502,549)	(5)%	7,389,317	16%

Other income (expenses), net	(3,570)	-%	10,344	-%

Income (loss) before income taxes	(2,506,119)	(5)%	7,399,661	16%

Provision for income taxes	1,267,087	3%	2,195,807	5%

Income from continued operations, net of tax	(3,773,206)	(8)%	5,203,854	11%
Income(loss) from discontinued operations, net of tax	(14,383,844)	(28)%	9,116,659	20%
Gain from disposal of subsidiaries	292,067	1%	-	- %
Net income (loss)	(17,864,983)	(35)%	14,320,513	31%

Net Sales

Net sales for 2011 was for $51.51 million, compared to $45.61 million for 2010, an increase of $5.90 million or 13%. The increase was primarily due to the acquisition of Kim Fai in November 2010, which brought us $20.23 million in solar panel sales during the year of 2011 compared to $3.09 million for 2010 after the acquisition. Battery production and sales, mainly from Anytone was $31.29 million in 2011 compared to $42.52 million in year 2010, a decrease of $11.23 million or 26%. The decrease was mainly due to (1) the entire battery industry being depressed in China, (2) we integrated the business section in each subsidiary, and as a result, reduced the production and sales of batteries and battery shells and covers; and (3) we decreased certain products’ selling prices to remain competitive and keep the market share.

On December 9, 2011, we completed the sale of E’Jenie and NewPower.  The sale of E’Jenie and NewPower was separately disclosed as discontinued operations, amounted to $14,383,844 and $9,116,659 for 2011 and 2010, respectively.

Cost of Sales

Cost of Sales ("COS") for the year ended December 31, 2011 was $39.78 million, or 77% of net sales, compared to $32.76 million, or 72% of net sales, for 2010, an increase of $7.02 million, or 21%.

COS for the battery segment was $23.19 million, or 74% of total battery revenue, for 2011, compared to $30.66 million, or 72%, for 2010, a decrease of $7.46 million, or 24%. The percentage increase in COS was mainly due to the decrease of production and sales volume, due to the depressed whole industry.

COS for our new production line of solar products for 2011 was $16.59 million, or 82% of sales, compared to $2.10 million for 2010, or 68% of sales. The increase in our percentage COS for solar products resulted from increased sales and production volume but with increasing cost as a result of increase material prices in China.

Operating Expenses

Operating expenses for 2011 were $14.24 million, or 28% of net revenue, compared to $5.46 million, or 12% of net revenue, for 2010, an increase of $8.78 million, or 161%. The increase in operating expenses was primarily due to the goodwill impairment which is $7.41 million and the operating expenses from our newly acquired subsidiary, which resulted in an increase of $0.95 million in operating expenses.

Selling expenses for 2011 were $1.28 million, or 3% of net revenue, compared to $0.22 million, or 0.48% of net revenue, for  2010, an increase of $1.07 million, or 490%, which was mainly due to the increased marketing expense including $0.44 million of advertisement, $0.14 million of exhibition fees and shipping cost, and $0.19 million of salary of sales personnel as a result of our efforts to expand the market for new customers and $0.28 million from Kim Fai which acquired in October 2010.

General and administrative expenses for 2011 were $5.55 million, or 11% of net revenue, compared to $5.24 million, or 11% of net revenue, for 2010.  The increase in general and administrative expenses of $0.30 million was mainly due to our newly acquired subsidiary Kim Fai, which increased general and administrative expenses by $0.67 million. In addition, the Company increased product development cost of $0.27 million and product design fee of $0.02 million, employees’ salary and welfare of $0.32 million, travel of $0.02 million, amortization expense of $0.09 million and other expenses of $0.02 million, partially offset by the decreased expenses of US Parent Company for 2011.

For 2011 and 2010, the US Parent Company recorded $0.11 million and $1.00 million as stock option and warrant compensation to the Company’s Investor Relationship (“IR”) and independent director. The stock-based compensation to the consultants of the Company was $0.68 million for both 2011 and 2010. Those consultants who were granted stock as compensation for work as branding strategy and financial consultants. The branding strategy consultants help the Company conduct stage analysis in the development of products and the industry; analyze customers’ motive of purchase; analyze market segmentation of similar brands; set strategic models and develop principles of the Company’s self-owned brands; assist the Company in identifying target consumers and designing brand development strategy; advise the Company on implementation of brand strategy including brand recognition, packaging, advertisement, etc. and draft brand strategy planning reports. The financial consultants provide the Company  advice on matters including: mergers and acquisitions (“M&A”), management buy-outs (“MBO”), restructuring, asset management, investment and financing.

During 2011, the Company performed goodwill impairment test and determined $7.41 million impairment to goodwill of Anytone.

Income (loss) From Discontinued Operations, net of tax

Net loss from discontinued operations, net of tax for 2011 was $14.38 million compared net income of $9.12 million for 2010, a decrease in net income of $23.50 million, which was mainly due to the goodwill impairment of $14.31 million of NewPower and operation loss of $0.07 million from disposed E’Jenie and NewPower.

Net Income (loss)

Net loss for 2011 was $17.86 million compared to net income of $14.32 million for 2010, a decrease in net income of $32.19 million, or 258%, due to the reasons listed above.

In 2011, the sale of Billion, E’Jenie and NewPower brought the Company a disposal gain of $0.29 million.

In addition, on November 9, 2011, NewPower was served notice of a lawsuit filed in Longgang District People’s Court in Shenzhen, China on October 24, 2011. In the complaint filed in the lawsuit, SZIT alleges NewPower breached a Sales Agreement, dated May 9, 2011 between NewPower and SZIT, by not accepting returns of purported faulty products.  The plaintiff has claimed a full credit for $1.66 million (RMB 10.56 million) of sales, of which, $1.15 million (RMB 7.34 million) was for products shipped prior to September 30, 2011 and $0.51 million (RMB 3.24 million) was shipped after September 30, 2011.  In addition, the plaintiff is seeking damages of $0.31 million (RMB 2.00 million) for the loss incurred from faulty products.

On December 7, NewPower entered into a settlement agreement with SZIT resolving the action. Pursuant to the Settlement Agreement, SZIT shall return certain products it purchased under a sales agreement, dated May 9, 2011 between NewPower and SZIT. NewPower shall return RMB 9,720,000 ($1,542,636), the purchase price of the products, and pay damage compensation of RMB 1,000,000 to SZIT. The Sales Agreement shall be terminated immediately and SZIT releases any and all of its claims arising out of the Sales Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and equivalents were $4,528,731 as of December 31, 2011. Working capital at December 31, 2011 was $24,420,622.

The following is a summary of cash provided by or used in each of the indicated types of activities during 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$1,840,889	$21,520,537
Investing Activities	(4,131,328)	(5,976,338)
Financing Activities	(6,755,876)	(6,373,809)

Net cash provided by operating activities was $1.84 million for the year ended December 31, 2011, compared to net cash provided by operating activities of $21.52 million for 2010. The decrease in net cash provided by operating activities for 2011 was mainly due to the decrease in net income and the quick payment on accounts payable and tax payable, and relatively slow collection on accounts receivable, and increased payment for prepaid expense, deposits and other receivables, despite we lower our inventory level.  Anytone’s standard payment term is 60 days while our other subsidiaries’ payment terms to their customers are 30 days.  We have experienced timely payment from our customers.

Net cash used in investing activities was $4.13 million for 2011 and $5.98 million for 2010.  The cash used in 2011 was for the purchase of fixed assets and cash disposed along with disposed subsidiaries. While in 2010, the cash used was consisting of investment in subsidiaries of $6,529,286 and $154,936 for the purchase of fixed assets partially offset by $705,514 of cash received from NewPower and Kim Fai as a result of the acquisitions.

Net cash used in financing activities was $6.76 million for 2011, compared to $6.37 million for 2010. During 2011, the cash outflow was due to repayment of acquisition liability for Kim Fai of $6.80 million partially offset by cash inflow of $87,500 from warrants exercised. During 2010, we paid $5 million of the remaining balance of cash for the acquisition of Anytone and $1.37 million repayment to related parties.

Related Party Loans

As of December 31, 2011, the Company had a $571,347 unsecured, due on demand, and non-interest bearing loans payable to Dongrong Xu and Zaoxian Fang, the original owners of Shenzhen Anytone, of $485,645 and $85,702, respectively, in connection with the acquisition of Shenzhen Anytone by Anytone International.

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

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principle in the United States (“US GAAP”).  The Company’s functional currency is the Chinese Yuan Renminbi (“CNY” or “RMB”); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Principles of Consolidation

The consolidated financial statements include the accounts of New Energy Systems Group and its wholly owned subsidiaries Billion, E’Jenie, Anytone, Kim Fai and NewPower, are collectively referred to the Company.  Billion, E’Jenie and NewPower were disposed on December 9, 2011.  All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

Recent Accounting Pronouncement

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
(FORMERLY, CHINA DIGITAL COMMUNICATION GROUP AND SUBSIDIARIES)
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
New Energy Systems Group and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Energy Systems Group and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin LLP
Encino, California
March 28, 2012

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS		(Restated)
Current assets
Cash and equivalents	$4,528,731	$13,065,008
Accounts receivable	6,614,814	11,192,150
Inventory	1,661,515	2,420,009
Prepayments	554,375	-
Other receivables	14,121,556	47,249
Tax receivable	217,106	-
Due from shareholders	284,337	270,522
Deferred compensation	686,979	675,000

Total current assets	28,669,413	27,669,938

Noncurrent assets
Plant, property & equipment, net	208,271	1,134,029
Deferred compensation - noncurrent	423,493	1,098,493
Goodwill	39,888,807	60,555,607
Intangible assets, net	11,051,910	19,969,021

Total noncurrent assets	51,572,481	82,757,150

Total assets	$80,241,894	$110,427,088
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,837,889	$6,655,592
Accrued expenses and other payables	818,452	1,127,133
Payable for Kimfai acquisition	-	6,325,985
Taxes payable	21,103	1,553,206
Loan payable to related party	571,347	543,585

Total current liabilities	4,248,791	16,205,501

Deferred tax liability	2,764,571	4,798,822

Total Liabilities	7,013,362	21,004,323

Commitments and Contingencies

Stockholders' equity
Preferred stock, $.001 par value, 60,000,000 shares authorized, 0 and 2,553,030 shares issued and outstanding as of December 31, 2011 and 2010, respectively	-	2,553
Common stock, $.001 par value, 140,000,000 shares authorized, 14,571,731 and 14,278,928 shares issued and outstanding as of December 31, 2011 and 2010, respectively	14,571	14,279
Additional paid in capital	74,255,585	74,040,307
Statutory reserves	2,410,573	2,323,603
Other comprehensive income	3,292,074	1,834,341
Retained earnings (Accumulated deficit)	(6,744,271)	11,207,682

Total stockholders' equity	73,228,532	89,422,765

Total liabilities and stockholders' equity	$80,241,894	$110,427,088

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year Ended December 31,
	2011	2010

NET SALES
Battery	$31,287,667	$42,521,276
Solar panel	20,226,157	3,089,012
Total revenue	51,513,824	45,610,288

COST OF SALES
Battery	23,192,329	30,655,533
Solar panel	16,585,630	2,104,528
Total cost of sales	39,777,959	32,760,061

GROSS PROFIT	11,735,865	12,850,227

OPERATING EXPENSE
Selling	1,284,063	217,707
General and administrative	5,549,007	5,243,203
Goodwill impairment	7,405,344	-
Total operating expenses	14,238,414	5,460,910

INCOME (LOSS) FROM OPERATIONS	(2,502,549)	7,389,317

OTHER INCOME (EXPENSES)
Other expense	(21,259)	(862)
Interest income	17,689	11,206
Total other income (expenses), net	(3,570)	10,344

INCOME (LOSS) BEFORE INCOME TAXES	(2,506,119)	7,399,661

PROVISION FOR INCOME TAXES	(1,267,087)	(2,195,807)

INCOME (LOSS) FROM CONTINUED OPERATIONS	(3,773,206)	5,203,854
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (INCLUDING GAIN ON DISPOSAL OF DISCONTINUED ENTITIES OF $292,067), NET OF TAX	(14,091,777)	9,116,659

NET INCOME (LOSS)	(17,864,983)	14,320,513

OTHER COMPREHENSIVE INCOME
Foreign currency translation	1,457,733	608,355

COMPREHENSIVE INCOME (LOSS)	$(16,407,250)	$14,928,868

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	14,425,069	12,191,008
Diluted	14,425,069	12,933,231

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS
Basic	$(0.26)	$0.43
Diluted	$(0.26)	$0.40

NET INCOME (LOSS) PER SHARE FROM DISCONTINUING OPERATIONS
Basic	$(0.98)	$0.75
Diluted	$(0.98)	$0.70

NET INCOME (LOSS) PER SHARE
Basic	$(1.24)	$1.17
Diluted	$(1.24)	$1.11

The Company held 125,203 anti dilutive preferred shares during 2011.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Preferred Stock		Additional Paid	Other Comprehensive	Statutory	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Income	Reserve	Deficit)	Equity

Balance at January 1, 2010	11,863,390	$11,863	7,575,757	$7,576	$42,697,186	$1,225,986	$2,070,081	$(3,038,971)	$42,973,720

Preferred stock convert to common stock	502,273	502	(5,022,727)	(5,023)	4,520	-	-	-	-

Net income for the year	-	-	-	-	-	-	-	14,320,513	14,320,513

Common stock issued for acquisitions	1,913,265	1,913	-	-	30,335,097	-	179,662	-	30,516,672

Compensation expenses related to stock options	-	-	-	-	103,047	-	-	-	103,047

Compensation expenses related to warrants	-	-	-	-	900,457	-	-	-	900,457

Transfer to statutory reserve	-	-	-	-	-	-	73,860	(73,860)	-

Foreign currency translation gain	-	-	-	-	-	608,355	-	-	608,355

Balance at December 31, 2010 (Restated)	14,278,928	14,279	2,553,030	2,553	74,040,307	1,834,341	2,323,603	11,207,682	89,422,765

Conversion of preferred stock into common stock	255,303	255	(2,553,030)	(2,553)	2,298	-	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(17,864,983)	(17,864,983)

Common stock issued for services	20,000	20	-	-	12,580	-		-	12,600

Compensation expenses related to stock options	-		-	-	37,670	-	-	-	37,670

Compensation expenses related to warrants	-		-	-	75,247	-	-	-	75,247

Warrants exercised	17,500	17	-	-	87,483	-	-	-	87,500

Transfer to statutory reserve	-	-	-	-	-	-	86,970	(86,970)	-

Foreign currency translation gain	-	-	-	-	-	1,457,733	-	-	1,457,733

Balance at December 31, 2011	14,571,731	$14,571	-	$-	$74,255,585	$3,292,074	$2,410,573	$(6,744,271)	$73,228,532

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,864,983)	$14,320,513
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,978,993	3,043,808
Changes in deferred taxes	(671,317)	(597,768)
Deferred stock compensation	675,621	675,000
Loss on disposal of fixed assets	-	1,534
Gain from disposal of subsidiaries	(292,067)	-
Stock and warrants expense	112,917	1,003,504
Impairment of goodwill of NewPower and Anytone	21,711,882	-
(Increase) / decrease in current assets:
Accounts receivable	2,540,164	3,505,551
Inventory	351,473	(1,321,906)
Prepaid expenses, deposits and other receivables	(1,097,396)	613,733
Increase/(decrease) in current liabilities:
Accounts payable	(3,304,019)	(812,732)
Accrued expenses and other payables	(247,897)	479,787
Taxes payable	(3,052,482)	609,513

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,840,889	21,520,537

CASH FLOWS FROM INVESTING ACTIVITIES
Cash of disposed subsidiaries	(4,033,445)	-
Cash acquired in acquisition	-	705,514
Proceeds from sale of property and equipment	-	2,370
Investment into subsidiary	-	(6,529,286)
Acquisition of property and equipment	(97,883)	(154,936)

NET CASH USED IN INVESTING ACTIVITIES	(4,131,328)	(5,976,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability for subsidiaries	(6,843,376)	(5,000,000)
Cash proceeds from warrant exercise	87,500	-
Repayment to related party	-	(1,373,809)

NET CASH USED IN FINANCING ACTIVITIES	(6,755,876)	(6,373,809)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	510,038	242,628

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(8,536,277)	9,413,018

CASH & EQUIVALENTS, BEGINNING OF YEAR	13,065,008	3,651,990

CASH & EQUIVALENTS, END OF YEAR	$4,528,731	$13,065,008

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$4,798,558	$4,534,300
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 1 – ORGANIZATION

New Energy Systems Group ("New Energy" or the "Company", FKA: China Digital Communication Group) was incorporated under the laws of the State of Nevada on March 27, 2001, operates its business through its wholly owned subsidiaries E'Jenie Technology Development Co., Ltd ("E'Jenie"), Shenzhen Anytone Technology Co., Ltd. ("Shenzhen Anytone"), Shenzhen NewPower Technology Development Co., Ltd. ("NewPower"), Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai"), companies incorporated under the laws of the People's Republic of China ("PRC" of “China”). Through our subsidiaries, the Company manufactures and distributes lithium battery, battery shells and related application products primarily in China. When used in these notes, the terms "Company," "we," "our," or "us" mean New Energy Systems Group and its Subsidiaries.

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

On September 8, 2009, the Company amended the Company’s Articles of Incorporation to change the Company’s name to “New Energy Systems Group.”

On December 7, 2009, the Company closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (H.K.) Co., Ltd. (“Anytone International”) and Shenzhen Anytone.  Shenzhen Anytone is a subsidiary of Anytone International, collectively referred to as “Anytone”.  Pursuant to the share exchange agreement, the Company issued the shareholders of Anytone International 3,593,939 shares of the Company's common stock with a restrictive legend, and agreed to pay $10,000,000. The acquisition was completed on December 7, 2009.  Anytone is engaged in manufacturing and distribution of lithium batteries.

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

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone executed a share exchange agreement to acquire all the equity interest of Kim Fai, a Chinese company engaged in the development and sale of solar application products, with the shareholders of Kim Fai. The price for 100% of the outstanding stock of Kim Fai was $13,000,000 in cash and 1,913,265 shares of common stock valued at $14,999,998, which was determined by multiplying the 1,913,265 shares by the stock price of New Energy at the acquisition date. The $13,000,000 was paid in RMB 88,400,000 at an exchange rate of 6.8:1 as stated in the agreement; however, based on the exchange rate of 6.645:1 at the acquisition date, RMB 88,400,000 was equivalent to $13,303,236 which was the actual cash portion of the purchase consideration that was recorded.

On November 24, 2011, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion to the Buyers for RMB 85,553,892 ($13,578,043). The selling price equals the appraisal value of Billion, including its wholly owned subsidiaries E’Jenie and NewPower less RMB 153,033,107 ($24,287,500) of debt that the Company owes E’Jenie, which shall be cancelled upon completion of the Equity Transfer. Xu is the Director of Marketing of NewPower and Fang is the Vice President of E’Jenie. As of February 28, 2012, the Company received RMB 22,906,779 ($3,635,477) and had outstanding receivable  of  RMB 62,647,114 ($9,942,556).

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).  The Company’s functional currency is the Chinese Yuan Renminbi (“CNY” or “RMB“); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$”, or “USD”).

Exchange Gain

During 2011 and 2010, the transactions of E’Jenie, Anytone, Kim Fai and NewPower were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During 2011 and 2010, the accounts of E’Jenie, Anytone, Kim Fai and NewPower were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into USD in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830) with the CNY as the functional currency. According to Topic 830, all assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (codified in FASB ASC Topic 220). There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

Principles of Consolidation

The consolidated financial statements include the accounts of New Energy Systems Group and its wholly owned subsidiaries Billion, E’Jenie, Anytone, Kim Fai and NewPower, and are collectively referred to as the Company.  Billion, E’Jenie and NewPower were disposed on December 9, 2011.  All material intercompany accounts, transactions and profits were eliminated in consolidation.

Reclassifications

Certain prior year amounts were reclassified to conform to the presentation in the current year. The reclassifications did not have an effect on the results of operations on the cash flow.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At December 31, 2011 and 2010, the Company had not taken any significant uncertain tax positions on its tax returns for 2010 and prior years or in computing its tax provision for 2011.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Supplemental Cash Flow Disclosures

Cash from operating, investing and financing activities from changes in assets and liabilities, was net of effects from the acquisitions of NewPower and Kim Fai on January 12, 2010 and November 10, 2010, respectively; and the disposal of Billion, E’Jenie and NewPower on December 9, 2011.

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

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2011 and 2010, the Company had $4,307,000 and $13,056,000 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for doubtful accounts was $0 at December 31, 2011 and 2010.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2011 and 2010, inventory consisted of the following:

	2011	2010

Raw Materials	$1,562,024	$1,713,403
Work-in-process	45,323	219,379
Finished goods	54,168	487,227
	$1,661,515	$2,420,009

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Building	30 years

As of December 31, 2011 and 2010, Property, Plant & Equipment consisted of the following:
	2011	2010

Machinery	$297,992	$1,456,268
Automobile	-	25,972
Office equipment	116,125	115,504
Building	-	607,726
Subtotal	414,117	2,205,470
Accumulated depreciation	(205,846)	(1,071,441)
Plant, Property & Equipment, Net	$208,271	$1,134,029

Depreciation was $44,329 and $18,441 for 2011 and 2010, respectively.

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

As of December 31, 2011 and 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Basic and Diluted Earnings (loss) per Share (EPS)

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

	Years Ended December 31,
	2011	2010

Income (loss) from continuing operation	$(3,773,206)	$5,203,854
Income (loss) from discontinuing operation	(14,091,777)	9,116,659
Net income (loss)	(17,864,983)	14,320,513

Weighted average shares outstanding - basic	14,425,069	12,191,008
Effect of dilutive securities:
Preferred stock	-	702,533
Options issued	-	39,690

Weighted average shares outstanding - diluted	14,425,069	12,933,231
Income (loss) per share from continuing operation – basic	$(0.26)	$0.43
Income (loss) per share from continuing operation – diluted	$(0.26)	$0.40
Income (loss) per share from discontinuing operation – basic	$(0.98)	$0.75
Income (loss) per share from discontinuing operation – diluted	$(0.98)	$0.70
Net income (loss) per share – basic	$(1.24)	$1.17
Net income (loss) per share – diluted	$(1.24)	$1.11

The warrants and options to purchase up to 261,000 shares of common stock were anti-dilutive during 2011. The Company held 125, 203 anti dilutive preferred shares during 2011.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of in its subsidiaries. Under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”) (codified in FASB ASC Topic 350), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

During the third quarter of 2011, the Company performed annual goodwill impairment assessment for NewPower. During the fourth quarter of 2011, the Company performed annual goodwill impairment assessment for Anytone and Kim Fai.  The goodwill balance prior to the impairment charge was $60,858,842 and was established primarily as a result of a series acquisition of NewPower, Anytone and Kim Fai in 2010 and 2011. The Company completed the step one analysis using a combination of market capitalization approach and discounted cash flow. The market capitalization approach uses the Company’s publicly traded stock price to determine fair value. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining fair value is subjective and requires management to exercise a significant amount of judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in NewPower and Anytone reporting units, which were corroborated by a combination of factors including a significant and sustained decline in the market capitalization, which is significantly below the book value, and the deteriorating macro environment, which has resulted in a decline in expected future demand. The Company therefore performed the second step of the goodwill impairment assessment for NewPower and Anytone to quantify the amount of impairment. This involved calculating the implied fair value of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. Based on the analysis incorporating the declining market capitalization in 2011, as well as the significant end market deterioration and economic uncertainties impacting expected future demand including continued slow-down of the battery industry in China, and increased competition resulting from counterfeit products and decreased selling price from other manufacturers.  The Company concluded that the entire goodwill balance of NewPower of $14,306,538 and a portion of Anytone’s goodwill of $7,405,344 were impaired and recorded in operating expense. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company has not recorded a corresponding tax benefit in 2011.  On December 9, 2011, the Company fully disposed its subsidiaries Billion, E’jenie and NewPower.

As of December 31, 2011, the Company concluded there was no impairment to the goodwill for Kim Fai reporting unit after performing the step one analysis by using the discounted cash flow method with each reporting unit’s fair value greater than the carrying value including the goodwill.

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

Segment reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company had three operating segments: battery components manufacture, battery assembly and distribution, and solar panel manufacture.  The Company disposed of battery components manufacture segment through the disposition of Billion and its subsidiaries. These remaining operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive and chief financial officers were identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

Recent accounting pronouncements

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Note 3 – INTANGIBLE ASSETS

As of December 31, 2011 and 2010, intangible assets consisted of the following:

	2011	2010

Customer relationships	$-	$2,691,445
Designs	-	366,850
Proprietary technology	-	270,850
Land use rights	-	607,726
Patents	15,167,497	22,176,943
Totals	15,167,497	26,113,814
Impairment in 2007	-	(1,972,598)
Accumulated amortization	(4,115,587)	(4,033,845)
Intangible assets, net	$11,051,910	$19,969,021

During 2006, E’Jenie purchased the two facilities it previously leased for $1,103,596. Of that amount $551,798 was recorded as an intangible asset as land use rights. Because the laws of the PRC do not allow ownership of land, the Company received a Certificate of Real Estate from the Ministry of Land and Resources to use the land. E’Jenie incurred losses and also its revenue reduced significantly during 2007. The Company performed an intangible assets impairment test and concluded there was impairment as to the carrying value of intangible assets of E’Jenie of $1,972,598 as of December 31, 2007. In December 2011, the Company disposed its subsidiaries Billion, E’jenie and NewPower, the net intangible assets of disposed entities was $5,502,741 at disposal date.

The intangible assets are amortized over 10-30 years.  Amortization was $2,024,462 and $1,931,546 for years ended December 31, 2011 and 2010, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from December 31, 2011 is estimated to be:

Years ending
December 31, 2012	$1,915,000
December 31, 2013	1,915,000
December 31, 2014	1,915,000
December 31, 2015	1,915,000
December 31, 2016	1,915,000
Thereafter	1,476,910
Total	$11,051,910

Note 4 - OTHER RECEIVABLES

As of December 31, 2011 and 2010, other receivable are comprised of the following:

	2011	2010

Receivable from third party for disposal of discontinued operation	$13,501,372	$-
Other receivable and deposit	620,184	47,249
Total receivable	$14,121,556	47,249

Receivable from third party for disposal of discontinued operation was receivable from buyer for cash consideration. As of February 28, 2012, the Company has received $3.64 million.

Note 5 – TAXES RECEIVABLE

As of December 31, 2011 and 2010, taxes receivable are comprised of the following:

	2011	2010

Income tax receivable	$196,445	$-
VAT receivable	20,661	-
Total receivable	$217,106	$-

Note 6 – TAXES PAYABLE

As of December 31, 2011 and 2010, taxes payable are comprised of the following:

	2011	2010

Income tax payable	$-	$1,357,108
VAT payable	-	185,072
Other	21,103	11,026
Total payable	$21,103	$1,553,206

Note 7 –ACCRUED EXPENSES AND OTHER PAYABLES

As of December 31, 2011 and 2010, accrued expenses and other payable are comprised of the following:

	2011	2010

Payable for expense reimbursement	$540,653	$721,732
Payroll payables	201,484	237,469
Accrued expenses	76,315	167,932
Total	$818,452	$1,127,133

Note 8 – RELATED PARTY TRANSACTIONS

Due from Shareholders

As of December 31, 2011 and 2010, the Company had $284,337 and $270,522 unsecured, due on demand, and non interest bearing advances to the original owners of Anytone International.

Loan payable to Related Party

As of December 31, 2011 and 2010, the Company had $571,347 and $543,585 unsecured, due on demand and non interest-bearing loan payable to the original owners of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

Note 9 – DEFERRED TAX LIABILITY

Deferred tax is the tax effect of the difference between the tax bases and book bases of intangible assets. At December 31, 2011 and 2010, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone.

Note 10 – STOCK OPTIONS AND WARRANTS

Options

On June 11, 2010, the Company granted options to acquire 25,000 shares of the Company’s common stock, par value $0.001, at $6.55 per share, with a life of 3 years to an independent director. The options vested in two equal installments, the first being on the date of grant and the second being on the first anniversary of the date of grant. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $103,047. On June 11, 2011, the Company granted options to acquire 25,000 shares of the Company’s common stock, par value $0.001, at $3.13 per share, with a life of 3 years to the same independent director. The options vested in two equal installments, the first being on the date of grant and the second being on the first anniversary of the date of grant. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.71%, and dividend yield of 0%. The grant date fair value of options was $48,329.

The outstanding options (post-reverse stock split) as of December 31, 2011 listed as follow:

Number of Shares
Outstanding at January 1, 2010	10,000
Exercisable at January 1, 2010	10,000

Granted	25,000
Exercised	-
Expired	(10,000)

Outstanding at December 31, 2010	25,000
Exercisable at December 31, 2010	12,500

Granted	25,000
Exercised	-
Expired	-

Outstanding at December 31, 2011	50,000
Exercisable at December 31, 2011	37,500

Options outstanding (post-reverse stock split) at December 31, 2011 are as follows:

Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$6.55 - 3.13	50,000	1.94	$4.84	37,500	$5.41

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

The Company recorded $75,247 and $900,457 warrant expense in the year ended December 31, 2011 and 2010. The outstanding warrants as of December 31, 2011 listed were as follows:

Number of Shares
Outstanding at January 1, 2010	200,000
Exercisable at January 1, 2010	70,000

Granted	36,000
Exercised	-
Expired	-

Outstanding at December 31, 2010	236,000
Exercisable at December 31, 2010	200,000

Granted	36,000
Exercised	(17,500)
Expired	82,500

Outstanding at December 31, 2011	172,000
Exercisable at December 31, 2011	172,000

Warrants outstanding at December 31, 2011 are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$$5.00-$6.50	172,000	1.41	$6.10	172,000	$6.10

Note 11 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

Stock issued to consultants

On August 18, 2009, the Company entered into four-year consulting agreements to promote the Company's image in both the industry and capital markets. In connection with the agreements, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to eight consultants, and recorded $2,700,000 as deferred compensation. During 2010 and 2011, the Company amortized $675,000 as stock-based compensation for each year. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset, of which, $675,000 was current, and $423,493 was noncurrent as of December 31, 2011.

On December 14, 2011, the Company entered into a one-year consulting agreement with an IR firm for financial newsletter, business and industry publication campaigning. The Company issued 20,000 shares of restricted common stock valued at $0.63 (stock price at grant date) to the IR firm. During 2011, the Company recorded $621 as stock compensation, and $11,979 as deferred compensation as an asset which will be amortized within one year.

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

Note 12 – INCOME TAXES

As of December 31, 2011, the Company in the US had approximately $3,956,000 in net operating loss (“NOL”) carry forwards available to offset future taxable income. Federal NOLS can generally be carried forward 20 years. The deferred tax assets for the US entities at December 31, 2011 consisted mainly of NOL carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of December 31, 2011. Accordingly, the Company has no net deferred tax assets.

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

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for 2011 and 2010, respectively:

	2011	2010
US statutory rates	(34.0)%	34.0%
Tax rate difference	4.3%	(12.1)%
Effect of tax holiday	0.5%	(4.0)%
Valuation allowance on deferred tax on US NOL	17.9%	11.7%
Impairment of goodwill – permanent difference	70.9%	-
Other	(9.0)%	0.1%
Tax expense at actual rate	50.6%	29.7%

The provisions for income tax expense (benefit) for 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense (benefit) - current	$1,938,404	$2,258,580
Income tax expense (benefit) - deferred	(671,317)	(62,773)
Total income tax expense	$1,267,087	$2,195,807

Note 13 – LONG TERM PAYABLE

Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd.

On April 21, 2011, the Company entered into a Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd. (“CIC”). Under the CIC Loan Agreement, CIC committed to make advances to the Company up to RMB 30,000,000 ($4,635,639) with interest of 10% (the “CIC Loan”). Repayments under the CIC Loan Agreement are due and payable 730 days from the date the CIC Loan is made. The Company can repay all principal and interest in one lump sum when the CIC Loan comes due, or can repay the CIC Loan in installments. The CIC Loan requires no processing fee or management fee.

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

As of December 31, 2011, the Company did not have any outstanding balance under the CIC Loan.

Loan Agreement with Beijing Guojincheng Asset Management Co., Ltd.

On April 21, 2011, the Company also entered into a Loan Agreement (the “GJC Loan Agreement”) with Beijing Guojincheng Asset Management Co., Ltd. (“GJC”). Under the GJC Loan Agreement, GJC committed to make advances to the Company up to RMB 30,000,000 ($4,635,639) with interest of 10% (the “GJC Loan”). Repayments of the Loan under the GJC Loan Agreement are due and payable 730 days from the date the GJC Loan is made. The Company can repay all principal and interest in one lump sum when the GJC Loan comes due, or can repay the GJC Loan in installments. The GJC Loan requires no processing fee or management fee.

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

As of December 31, 2011, the Company did not have any outstanding balance under the GJC Loan.

Note 14 – STATUTORY RESERVES

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

Note 15 - MAJOR CUSTOMERS AND VENDORS

There was no major vendor for 2011. The Company purchased its products from three vendors which accounted for 12%, 12% and 11% of total purchases during 2010. Accounts payable to these vendors were $0, $534,546 and $397,111 as of December 31, 2010.

Two and one customers accounted for 24% (14% and 10%) and 13% of the sales for 2011 and 2010, respectively. Accounts receivable from these customers was $543,796 and $1,031,052 as of December 31, 2011 and 2010, respectively.

Note 16 – SEGMENT REPORTING

The Company had three operating segments: battery components manufacture, battery assembly and distribution, and solar panel manufacture. The Company disposed of battery components manufacture segment through the disposition of E’Jenie. These remaining operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive and chief financial officers were identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

	2011	2010

Revenues from unaffiliated customers:
Battery	$31,287,667	$42,521,276
Solar panel	20,226,157	3,089,012
Consolidated	$51,513,824	$45,610,288
Operating income (loss)
Battery	$(3,757,356)	$9,057,021
Solar panel	2,577,049	873,233
Corporation	(1,322,242)	(2,540,928)
Consolidated	$(2,502,549)	$7,389,317
Net income (loss) from continued operations
Battery	$(4,414,944)	$7,155,071
Solar panel	1,964,288	590,522
Corporation	(1,322,550)	(2,541,739)
Consolidated	$(3,773,206)	$5,203,855
Depreciation and amortization:
Battery	$2,039,801	$1,945,642
Solar panel	28,991	4,345
Consolidated	$2,068,792	$1,949,987

The Company does not identify assets by segment.

Note 17 – ACQUISITION, DISPOSAL AND UNAUDITED PRO FORMA INFORMATION

Acquisition

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

The price for NewPower was $3,000,000 and 1,823,346 shares of common stock valued at $15,516,674, which was determined by multiplying the 1,823,346 shares by the stock price of New Energy at the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation. The excess of the purchase price over the fair value of the net assets acquired of $13,564,691 is recorded as goodwill. Revenue and net loss (before goodwill impairment) of NewPower included in the consolidated income statement for from January 1, 2011 to December 9, 2011 was $20,605,112 and $142,223, respectively. During January 1, 2011 to December 9, 2011, the Company performed the goodwill impairment test and determined a 100% impairment to the goodwill of NewPower (See Note Goodwill).

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

The $13,000,000 was paid in RMB 88,400,000 at an exchange rate of 6.8:1 as stated in the agreement; however, based on the exchange rate of 6.645:1 at the acquisition date, RMB 88,400,000 was equivalent to $13,303,236 which was the actual cash portion of the purchase consideration that was recorded. Accordingly, total purchase consideration for Kim Fai was $28,303,234.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date are used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $26,844,414 was recorded as goodwill. The Company expects synergy from combining the operations. Revenue and net income of Kim Fai included in the consolidated income statement for the year ended December 31, 2011 was $20,226,157 and $1,964,288, respectively.

Cash	$680,964
Accounts receivable	1,775,936
Other receivable	8,369
Inventory	313,481
Property and equipment	139,409
Goodwill	26,844,414
Accounts payable	(1,317,263)
Other payable and accrued expenses	(58,234)
Taxes payable	(83,842)
Purchase price	$28,303,234

Disposal of Subsidiaries

On November 24, 2011, the Company entered into an Equity Transfer Agreement with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion to the Buyers for RMB 85,553,892.75 ($13.50 million). The selling price equals the appraisal value of Billion, including its wholly owned subsidiaries E’Jenie and NewPower, less RMB 153,033,107 ($24.16 million) of debt that the Company owes E’Jenie, which shall be cancelled upon completion of the Equity Transfer. Xu is the Director of Marketing of NewPower and Fang is the Vice President of E’Jenie. As of February 28, 2012, the Company received RMB 22,906,779 ($3.64 million) and the outstanding receivable balance is RMB 62,647,114 ($9.94 million).

The following table summarizes the fair values of the assets and liabilities disposed assumed at the date of disposal. The fair values of the assets disposed and liabilities assumed at agreement date are used for the purpose of selling price allocation. The excess of the selling price over the fair value of the net assets disposed of $292,067 was recorded as disposal gain.

Cash	$4,033,446
Accounts receivable	2,626,389
Other receivable	24,156,003
Inventory	518,457
Taxes receivable	1,297,924
Property and equipment, net	912,775
Intangible assets, net	6,285,970
Accounts payable	(861,597)
Other payable and accrued expenses	(241,125)
Deferred tax liability	(1,362,935)
Disposal gain	(292,067)
Selling price	$37,657,374

The following unaudited pro forma consolidated results of operations for the Company for 2010 presents the operations of New Energy, Anytone and Kim Fai as if the acquisition of Kim Fai ,and disposal of E’Jenie and NewPower occurred on January 1, 2010. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

Net revenue	$60,298,817
Cost of revenue	42,763,315

Gross profit	17,535,503
Total operating expenses	5,944,459

Income from operations	11,591,044

Other non-operating income	17,590

Income before income tax	11,608,634
Income tax	3,031,317

Net income	$8,577,317

Weighted average shares outstanding	14,104,273

Earnings per share	$0.61

Note 18- COMMITMENTS

Anytone leases its office under a renewable operating lease expiring on December 30, 2013. The monthly rent is $13,000. For 2011 and 2010, the rental expense was $157,000 and $150,000.

NewPower entered into a renewable rental agreement on October 12, 2010 expiring on October 11, 2011. The contract was automatically renewed on October 11, 2011. The monthly payment is $970. For the period of January 1, 2011 through the disposal date of December 9, 2011 and for the year ended December 31, 2010, the rental expense was $10,600 and $1,800, respectively.

On January 1, 2011, Kim Fai entered into a 3 years lease with monthly payments of $6,000. For 2011 and 2010, the rental expense was $92,000 and $886, respectively.

Future minimum rental payments required under operating leases as of December 31, 2011 are as follows by years:

2012	$230,000
2013	230,000
$460,000

Note 19- CONTINGENCY

Lawsuit with SZIT

On November 9, 2011, Shenzhen NewPower Technology Co., Ltd. was served notice of a lawsuit filed in Longgang District People’s Court in Shenzhen, China on October 24, 2011. In the complaint, Shenzhen Zhongte Industry and Trade Co., Ltd. (“SZIT”), alleges, among other things, that NewPower breached a Sales Agreement, dated May 9, 2011 between NewPower and SZIT, by not accepting returns of purported faulty products. The plaintiff has claimed a full credit for $1.66 million (RMB 10.56 million) of sales, of which, $1.15 million (RMB 7.34 million) was for products shipped prior to September 30, 2011 and $0.51 million (RMB 3.24 million) was shipped after September 30, 2011. In addition, the plaintiff is seeking damages of $0.31 million (RMB 2.00 million) for the loss incurred from faulty products.

Accordingly, at September 30, 2011, the Company reversed sales of $1.15 million (RMB 7.34 million) and accrued an expense of $0.31 million (RMB 2.00 million), which is the entire amount claimed by the plaintiff.

On December 7, NewPower entered into a settlement agreement with SZIT resolving the action filed by SZIT in Longgang District People's Court in Shenzhen on October 24, 2011. Pursuant to the Settlement Agreement, SZIT shall return certain products it purchased under a sales agreement, dated May 9, 2011 between NewPower and SZIT (“Sales Agreement”). NewPower shall return RMB 9,720,000 ($1,542,636), the purchase price of the products, and pay damage compensation of RMB 1,000,000 to SZIT. The Sales Agreement shall be terminated immediately and SZIT releases any and all of its claims arising out of the Sales Agreement.

Class Action by Investors

On February 28, 2012, a putative class action was filed in the United States District Court for the Southern District of New York against the Company and Fushun Li, Nian Chen, Junfeng Chen, Weihe Yu, who served as officers and directors of the Company between April 15, 2010 and November 14, 2011. In the complaint, the plaintiff asserts claims for alleged violations of Sections 10(b) and 20(a) the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in connection with purported misrepresentations contained in the Company’s public filings and press releases. The complaint seeks unspecified compensatory damages. The Company believes the complaint has no merit and intends to vigorously oppose the lawsuit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness (see Management’s Report on Internal Control over Financial Reporting below) and concluded that the Company’s disclosure controls and procedures were not effective.  The management has since implemented corrective actions designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. As defined by the SEC (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with US generally accepted accounting principles.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that at December 31, 2010 there was a material weakness and therefore, the internal control over financial reporting was not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting is related to a limited US GAAP technical accounting expertise.  The Company’s internal accounting department has primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to US GAAP and the related internal control procedures required of US public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in US GAAP matters. In order to mitigate this material weakness to the fullest extent possible, external consultants were used and the Company’s review process was strengthened.  Therefore, management believes that the consolidated financial statements and other information presented herewith are materially correct.  Management believes that the weakness did not have any effect on the accuracy of the Company’s consolidated financial statements for the current reporting period.

The Company has identified the following other weaknesses in our internal controls unrelated to our limited US GAAP technical accounting expertise (collectively, the “Weaknesses”):

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permanently exempt smaller reporting companies.

Changes in Internal Control over Financial Reporting

The Company hired a SOX consulting firm in 2009 to evaluate our SOX 404 internal control and procedures. Their primary objective was to streamline our internal control structure. The consulting firm had studied and examined our lines of responsibility and delegation of authority for our functional financial reporting areas so that they can evaluate whether responsibility lines are clearly drawn. They documented and tested our key controls over financial reporting in 2009 and introduced key auditable internal controls and procedures integrated with our financial reporting processes. Through their studies and examinations, management realized that our internal control over financial reporting was subject to weakness due to limited US GAAP technical accounting expertise. In response, management has taken the following actions in 2011 and will continue to take further actions in 2012 to remediate the Weaknesses.

During 2011, the Company has taken the following actions with respect to our internal control over financial reporting to remediate the Weaknesses:

•	The Company has held four audit committee meetings to review our quarterly and annually financial reports; and
•	The Company has held two Board of Director meetings to discuss and decide the Company’s major issue such as the disposal of two subsidiaries, the restructure of the Company’s remained subsidiaries.

            In 2012, the Company will undertake the following actions to remediate the Weaknesses:

•	The Company intends to hire a new CFO who is familiar with Chinese accounting regulation, US GAAP, and SEC regulations;
•	The Company intends to hire more employees for its financial department who are familiar with US GAAP;

•	The Company intends to educate and further train their current employees to enhance their knowledge about US GAAP;
•	The Company will conduct periodic reviews of the Company’s accounting manual, policy and procedures, and accounting books; and

•	The Company will use the financial statement disclosure lists in accordance with the US GAAP to review all the future financial data.

In 2012, the Company will, with our internal staff, continue to conduct periodic internal control risk assessments and control testing so that we will be improving our internal control system’s integrity and to assess areas of material risk. Our internal audit staff, in 2012, will develop additional control activities to ensure the effective function of our controls. The anticipated changes in internal control over financial reporting will enhance our control environment while also improving internal information flow and communication network. We will identify new risks through a constant risk assessment process and make our control activities an effective tool of monitoring our internal controls. The sole responsibility for establishing and maintaining our internal controls over financial reporting and all internal control systems improvement is that our management and company personnel including our internal audit department, which will all ensure proper and reliable financial reporting. Other than as described above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information relating to our directors and executive officers, including their names, ages, and positions.

Name	Age	Position	Date of Appointment

Weihe Yu	35	Chief Executive Officer, Chairman of the Board of Directors	August 19, 2011 (1)

Jufeng Chen	33	Chief Financial Officer and Secretary	August 16, 2011 (2)

Nian Chen	39	Former Chief Executive Officer	May 14, 2010 (1)

Paul Li	60	Former Chief Financial Officer	August 15, 2011 (2)

Elan Yaish	42	Director	June 11, 2010

Shuxian Cui	75	Director	June 9, 2010

Li Liu	43	Director	May 18, 2010

Fushun Li	48	Director	May 11, 2009 (3)

(1)
As reported in our Current Report on Form 8-K filed with the SEC on August 16, 2011, effective August 19, 2011, Mr. Nian Chen resigned as the Chief Executive Officer of the Company. Mr. Weihe Yu, Chairman of the Board of Directors, was elected as the Chief Executive Officer of the Company, effective upon the resignation of Mr. Chen.

(2)
As reported in our Current Reports on Form 8-K filed with the SEC on June 23, 2011 and August 19, 2011, Jufeng Chen resigned as the Chief Financial Officer of the Company effective August 15, 2011 and Paul Li was appointed Chief Financial Officer effective on August 15, 2011. On August 16, 2011, Paul Li resigned as Chief Financial Officer and Jufeng Chen was appointed to serve as the interim Chief Financial Officer upon Paul Li’s resignation.

(3)	As reported in our Current Report on Form 8-K filed with the SEC on March 24, 2011, Fushun Li resigned as a director, effective March 18, 2011.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years (and, in some instances, for prior years).

Weihe Yu has served as the Chairman of our Board of Directors since December 10, 2009. Mr. Yu has a bachelor’s degree in Mechanical Engineering. Mr. Yu’s strength is in R&D but also has great leadership ability. He has worked in the lithium ion battery industry for more than 10 years. Before he was appointed as Chairman of New Energy Systems Group, he was the cofounder of Anytone. From July 2005 to December 2009, he served as Anytone’s CEO and led Anytone to become the leading company in the portable mobile power industry during this period. Before that, he served as general manager of Shenzhen Four Images Industrial Co., Ltd. This company was committed to the development and sale of the protection circuit of lithium ion batteries.  Mr. Yu also previously served as marketing director, manager assistant, and vice general manager in Yangxin Aluminum Wheel Co., Ltd from July 1998 to December 2000. He created a comprehensive marketing management system and performance appraisal system which improved the company’s performance dramatically.

Junfeng Chen has been serving as our Chief Financial Officer and Secretary since August 3, 2009.  Mr. Chen has also worked with the Company since 2005. Prior to this appointment, Mr. Chen was the Chief Financial Officer of E’Jenie since February 2006. From March 2005 to January 2006, Mr. Chen served as the assistant of financial manager in E’Jenie.  Junfeng Chen worked as an accountant in Henan Labor Department Officer in Dongguan City, Guangdong Province, P.R.C and focused on processing the daily financial works for the office from February 2004 to December 2004. He also worked as an accountant in the Dongguan Shatian Yumao Textile Mill from October 2001 to December 2003.  Junfeng Chen majored in Accounting and graduated from Wuhan University in China in 2001.

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

Paul Li has 35 years of financial management and auditing experience. He has been an independent director of China Energy Corporation (OTCBB: CHGY) since June 2010. Prior to joining the Company, Mr. Li served as the Chief Financial Officer of Sen Yu International Inc. (OTCBB: CSWG) from September 2010. Mr. Li served as a partner of Xinglongjie Investment Consulting (Beijing) Co., a financial advisory firm providing financial services to publicly listed and private companies in China until July, 2010.  Mr. Li was a manager with Kelmar Associates LLC, a corporate regulatory compliance consulting firm providing auditing services to the US government from April 2007 to January 2010. From October 2004 to March 2007, Mr. Li was an internal audit officer with the Countrywide Financial Corporation/Bank of America, a mortgage lender. His previous experiences also include serving as Chief Financial Officer for Jinpan International LTD (JST), a Nasdaq listed company engaged in the design and manufacture of cast resin transformers. Mr. Li received his MBA in risk management from the College of Insurance, New York.  Mr. Li is a Certified Public Accountant licensed in New Jersey and California.

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

Fushun Li has been serving as our director since May 11, 2009. Mr. Li, our former CEO, has a bachelor’s degree in business management. The Board believes that Mr. Li’s strength is in corporate management. He had more than 20 years’ experience in corporate management area in many industries. Mr. Fushun Li was the founder of Shenzhen Kai Bi Te Tech. Co., Ltd. and served as its President from January 2004 to April 2009. The company was engaged in electronic components and 3C electronic products trade with revenue exceeding RMB 1 billion. From January 2001 to December 2003, Mr. Li was the president of Shenzhen Guanxu Electronics Co., Ltd. He conducted a number of reforms and greatly improved company management. From November 1995 to December 2000, Mr. Li was the vice president of Guanzhou Xunxing Communication Equipment, a subsidiary of China Telecommunications Corporation. During these years, he diversified the company’s product line and increased the company’s sales from RMB 50 million to RMB 300 million. From January 1992 to October 1995, Mr. Li worked as assistant president in Shenzhen Jingkong Chaoying Electronic Industry Co., Ltd. As reported in our Current Report on Form 8-K filed with the SEC on March 24, 2011, effective March 18, 2011, Mr. Fushun Li resigned as a director of the Company.

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

Directorships

Mr. Elan Yaish also serves as a director of US China Mining Group, Inc., a company traded on the OTCBB. Except for the foregoing, none of our directors have held directorships in other reporting companies and registered investment companies at any time during the past five years.

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

As of March 27, 2012, our board of directors has three committees - the audit committee, the compensation committee and the nominating committee. The audit committee is comprised of Elan Yaish, Shuxian Cui, and Li Liu with Elan Yaish serving as Chairman. The compensation committee is comprised of Elan Yaish, Shuxian Cui, and Li Liu, with Li Liu serving as chairman. The nominating committee is comprised of Elan Yaish, Shuxian Cui, and Li Liu, with Li Liu serving as chairman. All of the directors who serve on each of the audit, compensation, and nominating committees are "independent" directors based on the definition of independence in the listing standards of the NYSE Corporate Governance Rules.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except that Elan Yaish was late in filing a Form 4.

ITEM 11.   EXECUTIVE COMPENSATION

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our two other most highly compensated executive officers who were serving at the end of 2011, whom we refer to collectively in this annual report on Form 10-K  as the “named executive officers”:

Summary Compensation Table

Name						Non-	Nonqualified
and						Equity	Deferred	All
Principal				Stock	Option	Incentive	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
(a)	(b)	($)(c)	($)(d)	($)(e)	($)(f)	($)(g)	($)(h)	($)(i)	($)(j)

Weihe Yu	2011	$94,611	-	-	-	-	-	-	$94,611
CEO and Chairman (1)	2010	$26,470	-	-	-	-	-	-	$26,470

Nian Chen	2011	$7,431	-	-	-	-	-	-	$7,431
Former CEO (1)	2010	$11,147	-	-	-	-	-	-	$11,147

Fushun Li	2011	$-	-	-	-	-	-	-	$-
Former CEO(2)	2010	$7,298	-	-	-	-	-	-	$7,298

Junfeng Chen	2011	$63,480	-	-	-	-	-	-	$63,480
CFO (3)	2010	$17,647	-	-	-	-	-	-	$17,647

Paul Li	2011	$-	-	-	-	-	-	-	$-
Former CFO (3)	2010	$-	-	-	-	-	-	-	$-

(1)
As reported in our Current Report on Form 8-K filed with the SEC on August 16, 2011, effective August 19, 2011, Mr. Nian Chen resigned as the Chief Executive Officer of the Company. Mr. Weihe Yu, Chairman of the Board of Directors, was elected as the Chief Executive Officer of the Company, effective upon the resignation of Mr. Chen.

(2)	Mr. Fushun Li was our CEO from May 5, 2009 and resigned as our CEO on May 14, 2010.
(3)
As reported in our Current Reports on Form 8-K filed with the SEC on June 23, 2011 and August 19, 2011, Jufeng Chen resigned as the Chief Financial Officer of the Company effective August 15, 2011 and Paul Li was appointed Chief Financial Officer effective on August 15, 2011. On August 16, 2011, Paul Li resigned as Chief Financial Officer and Jufeng Chen was appointed to serve as the interim Chief Financial Officer upon Paul Li’s resignation.

Employment Agreements

We have an employment agreement with Mr. Weihe Yu, effective as of December 10, 2009. Pursuant to this agreement, Mr. Yu is entitled to receive an annual salary of $26,470 for his services as Chairman of the Board. The term of Mr. Yu’s employment agreement expires on December 10, 2012. On September 1, 2011, the Company and Mr. Weihe Yu entered into an amendment to the employment agreement, pursuant to which, Mr. Yu is entitled to receive an annual salary of $94,611.

We have an employment agreement with Mr. Junfeng Chen, effective as of September 1, 2009. Pursuant to this agreement, Mr. Chen is entitled to receive an annual salary of $17,647 for his services as Chief Financial Officer. The term of Mr. Chen’s employment agreement expires on September 1, 2012. On September 1, 2011, the Company and Mr. Junfeng Chen entered into an amendment to the employment agreement, pursuant to which, Mr. Chen is entitled to receive an annual salary of $63,480.

Apart from the abovementioned agreements, there are no current employment agreements between the Company and its executive officers.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal years ended December 31, 2011 and 2010:

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Elan Yaish	2011	$30,000	-	25,000	-	-	-	$48,329
Director (1)	2010	$30,000	-	25,000	-	-	-	$103,047

Shuxian Cui	2011	$5,713	-	-	-	-	-	$5,713
Director (2)	2010	$9,139	-	-	-	-	-	$9,139

Li Liu,	2011	$9,522	-	-	-	-	-	$9,522
Director(3)	2010	$762	-	-	-	-	-	$762

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

(4) Calculations are based on the Black-Scholes option pricing model with the following assumptions: volatility of 100%, the risk-free interest rate of 1.6%, expected dividend yield of 0% and expected life of 3.5 to 4 years.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our named executive officers, and (iv) all executive officers and directors as a group as of March 27, 2012. Unless otherwise indicated, each person’s address is 116 West 23rd Street, 5th Floor, New York, NY 10011.

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock	Options	Preferred Shares (2)	Total	Percentage of Common Stock (%)(1)(2)	Percentage of Preferred Shares (%)(3)	Percentage of Voting Power (%)(2)
Owner of More than 5% of Class
Gold River Industrial Holding Limited (4) Room 806, Decheng Building, No 20, Queens E. Blvd., Hong Kong, China	1,078,182	-	-	1,078,182	7.4%	-	7.41%

William N. Bailey 2444 Broad Street, Chattanooga, TN 37408	1,000,000	-	-	1,000,000	6.9%	-	6.87%

Directors and Executive Officers
Weihe Yu Chief Executive Officer/Chairman	1,373,914	-	-	1,373,914	9.4%	-	9.44%

Junfeng Chen Chief Financial Officer	29,508	-	-	29,508	0.2%	-	*

Elan Yaish	-	50,000	-	-	-	-	*

Shuxian Cui	-	-	-	-	-	-	-

Li Lui	-	-	-	-	-	-	-

All Directors and Executive Officers (5 persons)	1,403,422	50,000	-	1,403,422	9.6%	-	9.88%
*Less than 1%

(1)   In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 27, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 27, 2012 (14,551,731), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) Each share of Series A Preferred Stock carries seven votes and converts into one-tenth of a share of common stock.  Voting power percentages are expressed on a pre-conversion basis. The number of shares of common stock underlying the Series A Preferred Stock, on an as-converted basis, for Huoquin Yang is 255, 303 shares, respectively.

(3) All the shares of Series A Preferred Stock were automatically converted to common stock on June 29, 2011. As a result, there are no shares of Series A Preferred Stock outstanding as of March 27, 2012

(4) Represents total number of shares of common stock and total number of shares of common stock underlying the Series A Preferred Stock, on an as-converted basis.

(5) Weihe Yu holds sole voting and dispositive power over the shares held by Gold River Industrial Holding Limited.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2011 and December 31, 2010, the Company had $284,337 and $270,522 unsecured, due on demand, and non interest-bearing advances, respectively, to the original owners of Anytone International.

As of December 31, 2011 and December 31, 2010, the Company had $571,347 and $543,585 unsecured, due on demand and non interest-bearing loan payable, respectively, to the original owner of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees that the Company accrued or paid to Goldman Kurland and Mohidin LLP (“GKM”) during fiscal 2011 and fiscal 2010.

	2011	2010
Audit Fees(1)	$200,000	$185,000
Audit-Related Fees(2)	20,975	4,750
Tax Fees(3)	-	-
All Other Fees	-	-
Total	$220,975	$189,750

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document	Location
2.1	Share Exchange Agreement, dated February 14, 2006, between us, UPE Limited (Far East), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., and the shareholders of UPE Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed February 21, 2006

2.2	Amended and Restated Share Exchange Agreement, dated March 22, 2006, between us, Galaxy View International Ltd., Shenzhen Sono, and the shareholders of Galaxy View International Ltd.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 24, 2006

2.3	Share Exchange Agreement and Plan or Reorganization	Incorporated by reference as Exhibit 10.1 to Form 8-K filed September 29, 2004

3.1.1	Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(1) to Form 8-K filed September 16, 2004

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(2) to Form 8-K filed September 16, 2004

3.1.3	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(3) to Form 8-K filed September 16, 2004

3.1.4	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3(i) to Form 8-K filed July 28, 2006

3.1.5	Certificate of Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on November 19, 2009

3.1.6	Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on October 21, 2010.

3.2	Bylaws	Incorporated by reference as Exhibit 3.4 to Form SB-2/A filed March 22, 2002

4.1	Form of Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form SB-2/A filed March 22, 2002

4.2	2004 Equity Incentive Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed March 2, 2004

4.3	Form of Class A, B and C Warrants	Incorporated by reference as Exhibit 4.3 to Form 10-KSB filed March 30, 2006

4.4	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine's Garden and the Investors	Incorporated by reference as Exhibit 4.1 to Form 8-K filed March 22, 2004

4.5	2011 Equity Incentive Plan	Filed herewith

10.1	Sales Contract dated April 21, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Shenzhen Gao Yi Electonics Co. LTD.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 22, 2005

10.2	Sales Contract dated July 12, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Wuhan Jie Xin Communication Development Co., LTD.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed July 14, 2005

10.3	Sales Contract dated December 31, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed January 6, 2006

10.4	Loan Agreement dated March 10, 2006, between New Energy Systems Group and United Private Equity (The Pacific) Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 15, 2006

10.5	Employment Agreement dated December 10, 2009 between New Energy Systems Group and Weihe Yu	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.6	Employment Agreement dated July 1, 2009 between New Energy Systems Group and Fushun Li	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.7	Employment Agreement dated September 1, 2009 between New Energy Systems Group and Junfeng Chen	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.8	Share Exchange Agreement, dated November 10, 2010, by and among Shenzhen Anytone Technology Co. Ltd, Shenzhen Kim Fai Solar Energy Technology Co., Ltd., and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 12, 2010

10.9	Letter of Appointment, dated June 11, 2010, by and between Mr. Elan Yaish and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed June 17, 2010

10.10	Lease Agreement, dated August 28, 2009, by and between Shenzhen Longgang District Tailian Industrial Development Co., Ltd. and Shenzhen NewPower Technology Co., Ltd.	Incorporated by reference as Exhibit 10.10 to Form 10-K filed March 28, 2011

10.11	Lease Agreement, dated January 1, 2009, by and between China Great wall calculator Shenzhen Co., Ltd. And Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit 10.11 to Form 10-K filed March 28, 2011

10.12	2004 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on March 2, 2004

10.13	China Digital Communication Group 2009 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on October 28, 2009

10.14	Employment Agreement, dated September 1, 2008, by and between Nian Chen and Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit 10.14 to Form 10-K filed March 28, 2011

10.15	Lease Agreement, dated December 23, 2005, by and between Kim Fai	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

10.16	Branding Strategy Consulting Agreement, dated August 18, 2009, by and between the Company and Rui Wang, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.15 to Form 10-K/A filed August 19, 2011

10.17	Branding Strategy Consulting Agreement, dated August 18, 2009, by and between the Company and Qiong Xiong, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.16 to Form 10-K/A filed August 19, 2011

10.18	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Zhiyong Xu, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.17 to Form 10-K/A filed August 19, 2011

10.19	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Changsuo Li, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.18 to Form 10-K/A filed August 19, 2011

10.20	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Fang Gao, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.19 to Form 10-K/A filed August 19, 2011

10.21	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Xi Li, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.20 to Form 10-K/A filed August 19, 2011

10.22	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Shuang Yang, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.21 to Form 10-K/A filed August 19, 2011

10.23	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Jie Zhang and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.22 to Form 10-K/A filed August 19, 2011

10.24	Loan Agreement between New Energy Systems Group and Chuangding Investment Consulting (Shenzhen) Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 26, 2011

10.25	Security Agreement between New Energy Systems Group and Chuangding Investment Consulting (Shenzhen) Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed April 26, 2011

10.26	Guarantee Letter with between New Energy Systems Group and Chuangding Investment Consulting (Shenzhen) Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.3 to Form 8-K filed April 26, 2011

10.27	Loan Agreement between New Energy Systems Group and Beijing Guojincheng Asset Management Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed April 26, 2011

10.28	Security Agreement New Energy Systems Group and Beijing Guojincheng Asset Management Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.5 to Form 8-K filed April 26, 2011

10.29	Guarantee Letter New Energy Systems Group and Beijing Guojincheng Asset Management Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.6 to Form 8-K filed April 26, 2011

10.30	Equity Transfer Agreement between New Energy Systems Group and Billion Electronics Limited (BVI), dated November 24, 2011.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 30, 2011

10.31	Security Agreement between New Energy Systems Group and Shenzhen E’Jenie Technology Development Co., Ltd., dated November 24, 2011.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed November 30, 2011

10.32	Guarantee Agreement made to New Energy Systems Group by Xuemei Fang, dated November 24, 2011.	Incorporated by reference as Exhibit 10.3 to Form 8-K filed November 30, 2011

10.33	Guarantee Agreement made to New Energy Systems Group by Weirong Xu, dated November 24, 2011.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed November 30, 2011

14.1	Code of Ethics	Incorporated by reference as Exhibit 14.1 to Form 8-K filed June 17, 2010

21.1	Subsidiaries	Filed herewith

23.1	Consent of Kabani & Company, Inc.	Incorporated by reference as Exhibit 23.1 to the Registration Statement on Form S-8 filed on October 28, 2009

23.2	Consent of Berkman, Henoch, Peterson & Peddy, P.C.	Incorporated by reference as Exhibit 23.2 to the Registration Statement on Form S-8 filed on October 28, 2009

23.3	Consent of Goldman Kurland and Mohidin LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

EX-101.INS	XBRL INSTANCE DOCUMENT	Filed herewith

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	Filed herewith

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	Filed herewith

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	Filed herewith

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE	Filed herewith

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Date: April 2, 2012	By:	/s/ Weihe Yu
Weihe Yu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Weihe Yu
Weihe Yu	Chief Executive Officer and Chairman (Principal Executive Officer)	April 2, 2012

/s/ Junfeng Chen
Junfeng Chen	Chief Financial Officer (Principal Financial Officer and	April 2, 2012
Principal Accounting Officer)
/s/ Elan Yaish
Elan Yaish	Director	April 2, 2012

/s/ Shuxuan Cui
Shuxian Cui	Director	April 2, 2012

/s/ Li Liu
Li Liu	Director	April 2, 2012