Form 10-Q
period 2012-03-31
NEW ENERGY SYSTEMS GROUP
filed 2012-05-16
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,551,731 shares of common stock, $.001 par value, were outstanding as of May 15, 2012.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Current assets
Cash and equivalents	$8,540,268	$4,528,731
Accounts receivable	5,644,163	6,614,814
Inventory	829,823	1,661,515
Prepayments	324,631	554,375
Other receivables	9,802,811	14,121,556
Taxes receivable	251,930	217,106
Due from shareholders	284,636	284,337
Prepaid expense	100,000	-
Deferred compensation	683,838	686,979

Total current assets	26,462,100	28,669,413

Noncurrent assets
Property and equipment	196,959	208,271
Deferred compensation - noncurrent	254,742	423,493
Goodwill	39,888,807	39,888,807
Intangible assets, net	10,533,645	11,051,910

Total noncurrent assets	50,874,153	51,572,481

Total assets	$77,336,253	$80,241,894

Current liabilities
Accounts payable	$1,991,134	$2,837,889
Accrued expenses and other payables	996,981	818,452
Taxes payable	121,112	21,103
Loans payable to related parties	-	571,347

Total current liabilities	3,109,227	4,248,791

Deferred tax liability	2,635,005	2,764,571

Total Liabilities	5,744,232	7,013,362

Commitments and Contingencies

Stockholders' equity
Preferred stock, $.001 par value, 60,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 140,000,000 shares authorized, 14,571,731 shares issued and outstanding	14,571	14,571
Additional paid in capital	74,261,543	74,255,585
Statutory reserves	2,410,573	2,410,573
Other comprehensive income	3,301,907	3,292,074
Accumulated deficit	(8,396,573)	(6,744,271)

Total stockholders' equity	71,592,021	73,228,532

Total liabilities and stockholders' equity	$77,336,253	$80,241,894

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

NET SALES
Battery	$2,996,861	$6,968,898
Solar panel	1,958,404	5,514,918
Total revenue	4,955,265	12,483,816

COST OF SALES
Battery	2,875,569	3,279,195
Solar panel	1,862,693	3,876,878
Total cost of sales	4,738,262	7,156,073

GROSS PROFIT	217,003	5,327,743

OPERATING EXPENSES
Selling	395,355	321,863
General and administrative	1,665,598	1,382,432
Total operating expenses	2,060,953	1,704,295

INCOME (LOSS) FROM OPERATIONS	(1,843,950)	3,623,448

OTHER INCOME (EXPENSES)
Other income (expenses)	(259)	2,614
Interest income	7,178	1,275
Total other income, net	6,919	3,889

INCOME (LOSS) BEFORE INCOME TAXES	(1,837,031)	3,627,337

INCOME TAX BENEFIT (EXPENSE)	184,729	(987,101)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,652,302)	2,640,236
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	2,820,319

NET INCOME (LOSS)	(1,652,302)	5,460,555

OTHER COMPREHENSIVE INCOME
Foreign currency translation	9,833	114,851

COMPREHENSIVE INCOME (LOSS)	$(1,642,469)	$5,575,406

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	14,571,731	14,286,511
Diluted	14,571,731	14,558,566

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS
Basic	$(0.11)	$0.18
Diluted	$(0.11)	$0.18

NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS
Basic	$-	$0.20
Diluted	$-	$0.19

NET INCOME (LOSS) PER SHARE
Basic	$(0.11)	$0.38
Diluted	$(0.11)	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,652,302)	$5,460,555
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	529,770	768,370
Changes in deferred taxes	(129,566)	(167,641)
Deferred stock compensation	171,892	168,750
Stock options and warrant expense	5,958	10,071
(Increase) / decrease in current assets:
Accounts receivable	1,124,971	(5,840,687)
Inventory	831,703	(2,341,718)
Prepaid expenses, deposits and other receivables	129,846	790
Increase/(decrease) in current liabilities:
Accounts payable	(997,380)	4,325,793
Accrued expenses and other payables	178,374	61,580
Taxes payable	65,256	1,131,689

NET CASH PROVIDED BY OPERATING ACTIVITIES	258,522	3,577,552

CASH FLOWS FROM INVESTING ACTIVITIES
Cash from the sale of disposed subsidiaries	3,739,666	-
Acquisition of property and equipment	-	(12,456)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,739,666	(12,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability for subsidiaries	-	(6,714,060)
Cash proceeds from warrant exercise	-	87,500

NET CASH USED IN FINANCING ACTIVITIES	-	(6,626,560)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	13,349	118,251

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	4,011,537	(2,943,213)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,528,731	13,065,008

CASH AND EQUIVALENTS, END OF PERIOD	$8,540,268	$10,121,795

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$1,396,883
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

On September 30, 2004, the Company entered into an Exchange Agreement with Billion Electronics Co., Ltd (“Billion”). Billion owned all of the issued and outstanding shares of E’Jenie. Billion was incorporated under the laws of the British Virgin Islands (“BVI”) on July 27, 2004. Pursuant to the Exchange Agreement, the Company purchased all of the shares of Billion for $1,500,000 and 4,566,210 shares of the Company’s common stock, or 8.7% of then issued and outstanding shares.

On October 20, 2010, the Company filed an Amendment to its Certification of Designations, Preferences and Rights for its Series A Convertible Preferred Stock. As a result of the Amendment, the Series A is convertible at the option of the holder until June 29, 2011, when every ten (10) issued and outstanding shares of Series A were automatically convertible into one (1) share of common stock (on a post-split basis). Additionally, the Series A shall continue to be subject to a lock-up provision through June 29, 2011, provided, however, that the common stock issuable upon the optional conversion of the Series A shall not be subject to such lock-up limitations. In 2011, 5,022,727 shares Series A preferred stock were converted to 502,273 shares of common stock, and there were 2,553,030 shares of Series A preferred stock outstanding, however, all the outstanding Series A preferred stock was automatically converted.

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

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone executed a share exchange agreement to acquire all the equity interest of Kim Fai, a Chinese company engaged in the development and sale of solar application products, with the shareholders of Kim Fai. The price for 100% of the outstanding stock of Kim Fai was $13,000,000 in cash and 1,913,265 shares of common stock valued at $14,999,998, which was determined by multiplying the 1,913,265 shares by the stock price of New Energy at the acquisition date. The $13,000,000 was paid in RMB88,400,000 at an exchange rate of 6.8:1 as stated in the agreement; however, based on the exchange rate of 6.645:1 at the acquisition date, RMB88,400,000 was equivalent to $13,303,236 which was the actual cash portion of the purchase consideration that was recorded.

On November 24, 2011, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion to the Buyers for RMB85,553,892 ($13,578,043). The selling price equaled the appraisal value of Billion, including its wholly owned subsidiaries E’Jenie and NewPower less RMB153,033,107 ($24,287,500) of debt that the Company owes E’Jenie, which shall be cancelled upon completion of the Equity Transfer. Xu is the Director of Marketing of NewPower and Fang is the Vice President of E’Jenie. 20% of the purchase price will be paid upon the registration of the Equity Transfer with the relevant PRC authority; thereafter, the Buyers will pay an aggregate of RMB5,800,000 ($920.000) every two months, until the purchase price is paid in full.  As of April 30, 2012, the Company received RMB29,780,733 ($4,731,381) and had an outstanding receivable of RMB55,773,160 ($8,860,900).

Effective on January 13, 2012, Kim Fai’s business including all the assets and liabilities were transferred into Shenzhen Anytone to maximize operational efficiency and save the costs.  All of Kimfai’s products will be sold under the “Anytone” brand name.  Kim Fai was owned 100% by Shenzhen Anytone; accordingly, this transfer was recorded at historical cost due to the equity being under common control. Kim Fai will be dissolved after the transfer and is currently in the process of deregistration.

The consolidated interim financial information as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Yuan Renminbi (“CNY” or “RMB“); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Exchange Gain

During the three months ended March 31, 2012, the transactions of Anytone and Kim Fai, and during the three months ended March 31, 2011, the transactions of E’Jenie, Anytone, Kim Fai and NewPower were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the three months ended March 31, 2012 and 2011, the accounts of Anytone and Kim Fai were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Translation,” with the CNY as the functional currency. According to Topic 830, all assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income” as a component of shareholders’ equity. There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

Principles of Consolidation

The consolidated financial statements include the accounts of New Energy Systems Group and its wholly owned subsidiaries Anytone and Kim Fai are collectively referred to as the Company.   All material intercompany accounts, transactions and profits were eliminated in consolidation.

Reclassifications

Certain prior year amounts were reclassified to conform to the presentation in the current year including the disposal of Billion, E’jenie and NewPower on December 9, 2011. The reclassifications did not have an effect on the results of operations or cash flow.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topics 718 and 505, “Share-Based Payment.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Non-employees stock based compensation is accounted for according to ASC 718.

Income Taxes

The Company utilizes FASB ASC Topic 740, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows FASB ASC Topic 740, “Accounting for Uncertainty in Income Taxes.” When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At March 31, 2012 and December 31, 2011, the Company had not taken any significant uncertain tax positions on its tax returns for 2011 or prior years or in computing its tax provision for 2012.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2012 and December 31, 2011, the Company had $8,539,000 and $4,307,000 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for doubtful accounts was $0 at March 31, 2012 and December 31, 2011.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2012 and December 31, 2011, inventory consisted of the following:

	2012	2011

Raw Materials	$599,520	$1,562,024
Work-in-process	82,484	45,323
Finished goods	147,819	54,168
	$829,823	$1,661,515

Property and Equipment

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years

As of March 31, 2012 and December 31, 2011, Property and Equipment consisted of the following:

	2012	2011

Machinery	$298,305	$297,992
Office equipment	116,247	116,125
Subtotal	414,552	414,117
Accumulated depreciation	(217,593)	(205,846)
Plant and Equipment, Net	$196,959	$208,271

Depreciation was $11,506 and $10,919 for the three months ended March 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value (“FV”) of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of March 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

	Three Months Ended March 31,
	2012	2011

Income (loss) from continuing operations	$(1,652,302)	$2,640,236
Income (loss) from discontinued operations	-	2,820,319
Net income (loss)	(1,652,302)	5,460,555

Weighted average shares outstanding - basic	14,571,731	14,286,511
Effect of dilutive securities:
Preferred stock	-	255,303
Options issued	-	16,752

Weighted average shares outstanding – diluted	14,571,731	14,558,566
Income (loss) per share from continuing operations – basic	$(0.11)	$0.18
Income (loss) per share from continuing operations – diluted	$(0.11)	$0.18
Income (loss) per share from discontinued operations – basic	$--	$0.20
Income (loss) per share from discontinued operations – diluted	$--	$0.19
Net income (loss) per share – basic	$(0.11)	$0.38
Net income (loss) per share – diluted	$(0.11)	$0.37

The warrants and options to purchase up to 261,000 shares of common stock were anti-dilutive during the three months ended March 31, 2012 and 2011. The Company had 0 and 255,303 dilutive preferred shares during three months ended March 31, 2012 and 2011.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of in its subsidiaries. Under FASB ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its FV, with the FV of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

During the third quarter of 2011, the Company performed annual goodwill impairment assessment for NewPower. During the fourth quarter of 2011, the Company performed annual goodwill impairment assessment for Anytone and Kim Fai.  The goodwill balance prior to the impairment charge was $60,858,842 and was established primarily as a result of acquisitions of NewPower, Anytone and Kim Fai in 2010 and 2011. The Company completed the step one analysis using a combination of market capitalization approach and discounted cash flow. The market capitalization approach uses the Company’s publicly traded stock price to determine FV. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining FV is subjective and requires management to exercise a significant amount of judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in NewPower and Anytone reporting units, which were corroborated by a combination of factors including a significant and sustained decline in the market capitalization, which is below the book value, and the deteriorating macro environment, which has resulted in a decline in expected future demand. The Company therefore performed the second step of the goodwill impairment assessment for NewPower and Anytone to quantify the amount of impairment. This involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. Based on the analysis incorporating the declining market capitalization in 2011, as well as the significant end market deterioration and economic uncertainties impacting expected future demand including continued slow-down of the battery industry in China, and increased competition resulting from counterfeit products and decreased selling price from other manufacturers.  The Company concluded the entire goodwill balance of NewPower of $14,306,538 and a portion of Anytone’s goodwill of $7,405,344 were impaired and expensed. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company did not record a corresponding tax benefit in 2011.  On December 9, 2011, the Company disposed its subsidiaries Billion, E’jenie and NewPower. As of March 31, 2012, the Company concluded there was no impairment to the goodwill for its Anytone and Kim Fai reporting units.

Intangible Assets

The Company follows FASB ASC Topic 805, “Business Combinations,” to determine if an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per FASB ASC Topic 350, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with FASB ASC Topic 360, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to 10 years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the FV of the intangible, calculated using a DCF analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

The Company follows FASB ASC Topic 360 (“ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB ASC Topic 225, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Segment reporting

FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”), which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There was no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on the consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the FV of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the FV is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There was no material impact on the consolidated financial statements upon adoption.

As of March 31, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 – INTANGIBLE ASSETS

As of March 31, 2012 and December 31, 2011, intangible assets consisted of the following:

	2012	2011

Patents	$15,167,497	$15,167,497
Accumulated amortization	(4,633,852)	(4,115,587)
Intangible assets, net	$10,533,645	$11,051,910

The intangible assets are amortized over 10-30 years.  Amortization was $518,264 and $496,552 for the three months ended March 31, 2012 and 2011, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from March 31, 2012 is estimated to be:

Years ending
March 31, 2013	$1,915,000
March 31, 2014	1,915,000
March 31, 2015	1,915,000
March 31, 2016	1,915,000
March 31, 2017	1,915,000
Thereafter	958,645
Total	$10,533,645

Note 4 - OTHER RECEIVABLES

As of March 31, 2012 and December 31, 2011, other receivables are comprised of the following:

	2012	2011

Receivable for sale of discontinued operations	$9,753,923	$13,501,372
Other receivables and deposits	48,888	620,184
Total	$9,802,811	$14,121,556

As of April 30, 2012, the Company has received $4.73 million from the sale of discontinued operations.

Note 5 – TAXES RECEIVABLE

As of March 31, 2012 and December 31, 2011, taxes receivable are comprised of the following:

	2012	2011

Income tax	$251,930	$196,445
VAT	-	20,661
Total	$251,930	$217,106

Note 6 – TAXES PAYABLE

As of March 31, 2012 and December 31, 2011, taxes payable are comprised of the following:

	2012	2011

VAT	$89,300	$-
Other	31,812	21,103
Total	$121,112	$21,103

Note 7 –ACCRUED EXPENSES AND OTHER PAYABLES

As of March 31, 2012 and December 31, 2011, accrued expenses and other payables are comprised of the following:

	2012	2011

Payable for expense reimbursement	$748,641	$540,653
Payroll payables	173,326	201,484
Accrued expenses	75,014	76,315
Total	$996,981	$818,452

Note 8 – RELATED PARTY TRANSACTIONS

Due from Shareholders

As of March 31, 2012 and December 31, 2011, the Company had $284,636 and $284,337 unsecured, due on demand, and non interest bearing advances to the original owners of Anytone International.

Loans payable to Related Parties

As of December 31, 2011, the Company had $571,347 unsecured, due on demand and non interest-bearing loans payable to the original owners of Shenzhen Anytone for the acquisition of Shenzhen Anytone by Anytone International. This loan was paid during the first quarter of 2012 and no loan is outstanding as of March 31, 2012.

Note 9 – DEFERRED TAX LIABILITY

Deferred tax is the tax effect of the difference between the tax bases and book bases of intangible assets. At March 31, 2012 and December 31, 2011, deferred tax liability represents the difference between the fair value and the tax basis of patents acquired in the acquisition of Anytone.

Note 10 – STOCK OPTIONS AND WARRANTS

Options

On June 11, 2010, the Company granted options to acquire 25,000 shares of the Company’s common stock, par value $0.001, at $6.55 per share, with a life of 3 years to an independent director. The options vested in two equal installments, the first being on the date of grant and the second being on the first anniversary of the date of grant. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $103,047. On June 11, 2011, the Company granted options to acquire 25,000 shares of the Company’s common stock, par value $0.001, at $3.13 per share, with a life of 3 years to the same independent director. The options vested in two equal installments, the first being on the date of grant and the second being on the first anniversary of the date of grant. The FV of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.71%, and dividend yield of 0%. The grant date FV of options was $48,329.

The outstanding options (post-reverse stock split) as of March 31, 2012 listed as follow:

Number of Shares
Outstanding at January 1, 2011	25,000
Exercisable at January 1, 2011	12,500

Granted	25,000
Exercised	-
Expired	-

Outstanding at December 31, 2011	50,000
Exercisable at December 31, 2011	37,500

Granted	-
Exercised	-
Expired	-

Outstanding at March 31, 2012	50,000
Exercisable at March 31, 2012	37,500

Options outstanding (post-reverse stock split) at March 31, 2011 are as follows:

Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$6.55 - 3.13	50,000	1.69	$4.84	37,500	$5.41

Warrants

On November 11, 2009, The Company entered into a one-year consulting agreement with an investment relations (“IR”) firm. The Company granted the IR firm warrants to purchase 200,000 shares of the Company’s common stock as compensation for its service. The warrants included Series A warrant and Series B warrant with a term of two years (the “Series A Warrant”, the “Series B Warrant”), to purchase 50,000 shares at $5.00 and $5.50, respectively. The warrants included Series C warrant and Series D warrant with a term of three years (the “Series C Warrant”, the “Series D Warrant”), to purchase 50,000 shares at $6.00 and $6.50, respectively. 35% of all series warrants were vested at the grant date and 65% of all series of the warrants were vested upon the duty of service the IR completed, which was January 5, 2010.

The FV of the warrants was calculated using the following assumptions: for the warrants with estimated life of two years, volatility of 100%, risk free interest rate of 0.85%, and dividend yield of 0%; for the warrants with estimated life of three years, volatility of 100%, risk free interest rate of 1.39%, and dividend yield of 0%. The total FV of warrants was $868,872.

The Company entered into a one-year consulting agreement with an IR firm on November 1, 2010. The monthly payment at $8,550 will be made at the beginning of each month; on December 4, 2010, the Company also granted the IR firm a warrant to purchase 36,000 shares for each 6 months contract period at $5.90, a term of three years which vested on November 1, 2011. The FV of the warrants was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date FV of warrants was $188,993.

On May 30, 2011, the Company granted the IR firm a warrant to purchase the second 36,000 shares at excise price of $5.90, a term of three years which vested on November 1, 2011. If the agreement is cancelled after six months by either party, the IR firm will be entitled to a pro-rata of the warrants for the period services were provided. The FV of the warrants was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.81%, and dividend yield of 0%. The grant date FV of warrants was $33,055.

The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet date and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The FV of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.

The Company recorded $0 and $10,071 warrant expense in the three months ended March 31, 2012 and 2011. The outstanding warrants as of March 31, 2012 listed were as follows:

Number of Shares
Outstanding at January 1, 2011	236,000
Exercisable at January 1, 2011	200,000

Granted	36,000
Exercised	(17,500)
Expired	82,500

Outstanding at December 31, 2011	172,000
Exercisable at December 31, 2011	172,000

Granted	-
Exercised	-
Expired	-

Outstanding at March 31, 2012	172,000
Exercisable at March 31, 2012	172,000

Warrants outstanding at March 31, 2012 are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$$5.00-$6.50	172,000	1.16	$6.10	172,000	$6.10

Note 11 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

Stock issued to consultants

On August 18, 2009, the Company entered into four-year consulting agreements to promote the Company's image in both the industry and capital markets. In connection with the agreements, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to eight consultants, and recorded $2,700,000 as deferred compensation. During the three months ended March 31, 2012 and 2011, the Company amortized $168,750 as stock-based compensation for each period. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset, of which, $675,000 was current, and $254,742 was noncurrent as of March 31, 2012.

On December 14, 2011, the Company entered into a one-year consulting agreement with an IR firm for financial newsletter, business and industry publication campaigning. The Company is required to issue 20,000 shares of restricted common stock valued at $0.63 (stock price at grant date) to the IR firm, and is currently in the process of issuance of these stocks. During three months ended March 31, 2012 and 2011, the Company recorded $3,141 and $0 as stock compensation expense; and had $8,838 as deferred compensation as an asset as of March 31, 2012, which will be amortized within one year.

Note 12 – INCOME TAXES

As of March 31, 2012, the Company in the US had $4,338,000 in net operating loss (“NOL”) carry forwards available to offset future taxable income. Federal NOLS can generally be carried forward 20 years. The deferred tax assets for the US entities at December 31, 2011 consisted mainly of NOL carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of March 31, 2012. Accordingly, the Company has no net deferred tax assets.

There is no income tax for companies domiciled in the BVI. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to BVI tax jurisdiction where Billion is domiciled.

The subsidiaries Anytone and Kim Fai’s effective Enterprise Income Tax (“EIT”) for 2012 is 25% and 2011 is 24%.

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three months ended March 31, 2012 and 2011, respectively:

	2012	2011
US statutory rates	(34.0)%	34.0%
Tax rate difference	7.1%	(10.2)%
Effect of tax holiday	-%	(1.2)%
Valuation allowance on deferred tax on US NOL	16.8%	4.6%
Tax expense (benefit) at actual rate	(10.1)%	27.2%

The provisions for income tax expense (benefit) for the three months ended March 31, 2012 and 2011consisted of the following:

	2012	2011
Income tax expense (benefit) – current	$(55,163)	$1,106,273
Income tax (benefit) – deferred	(129,566)	(119,172)
Total income tax expense (benefit)	$(184,729)	$987,101

Note 13 – LOAN AGREEMENTS

Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd.

On April 21, 2011, the Company entered into a Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd. (“CIC”). Under the CIC Loan Agreement, CIC committed to make advances to the Company up to RMB 30,000,000 ($4,766,217) with interest at 10% (the “CIC Loan”). Repayments under the CIC Loan Agreement are due 730 days from the date the CIC Loan is made. The Company can repay all principal and interest in one lump sum when the CIC Loan comes due, or can repay the CIC Loan in installments. The CIC Loan has no processing fee or management fee.

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

As of March 31, 2012 and December 31, 2011, the Company did not have an outstanding balance under the CIC Loan.

Loan Agreement with Beijing Guojincheng Asset Management Co., Ltd.

On April 21, 2011, the Company also entered into a Loan Agreement (the “GJC Loan Agreement”) with Beijing Guojincheng Asset Management Co., Ltd. (“GJC”). Under the GJC Loan Agreement, GJC committed to make advances to the Company up to RMB 30,000,000 ($4,766,217) with interest at 10% (the “GJC Loan”). Repayments of the Loan under the GJC Loan Agreement are due 730 days from the date the GJC Loan is made. The Company can repay all principal and interest in one lump sum when the GJC Loan comes due, or can repay the GJC Loan in installments. The GJC Loan has no processing fee or management fee.

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

As of March 31, 2012 and December 31, 2011, the Company did not have an outstanding balance under the GJC Loan.

Note 14 – STATUTORY RESERVES

Surplus Reserve Fund

The Company’s Chinese subsidiaries are required to transfer 10% of each subsidiary’s net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not intend to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so.

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

Note 15 - MAJOR CUSTOMERS AND VENDORS

One customer accounted for 16% and 10% of the sales during the three months ended March 31, 2012 and 2011. Accounts receivable from this customer were $935,953 as of March 31, 2012, and $81,963 as of December 31, 2011.

There was no vendor which accounted for more than 10% of the Company’s purchases during the three months ended March 31, 2012 and 2011, respectively.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments, the Company does not identify assets by segment.

	2012	2011

Revenues from unaffiliated customers:
Battery	$2,996,861	$6,968,898
Solar panel	1,958,404	5,514,918
Consolidated	$4,955,265	$12,483,816
Operating income (loss)
Battery	$(887,342)	$2,634,126
Solar panel	(568,300)	1,474,694
Corporation	(388,308)	(485,372)
Consolidated	$(1,843,950)	$3,623,448
Net income (loss) from continuing operations
Battery	$(695,545)	$2,004,180
Solar panel	(568,300)	1,121,640
Corporation	(388,457)	(485,584)
Consolidated	$(1,652,302)	$2,640,236
Depreciation and amortization:
Battery	$521,942	$500,593
Solar panel	7,828	6,877
Consolidated	$529,770	$507,470

Note 17 – DISPOSAL OF SUBSIDIARIES

Disposal of Subsidiaries

On November 24, 2011, the Company entered into an Equity Transfer Agreement with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion to the Buyers for RMB 85,553,893 ($13.50 million). The selling price equals the appraisal value of Billion, including its wholly owned subsidiaries E’Jenie and NewPower, less RMB 153,033,107 ($24.16 million) of debt that the Company owes E’Jenie, which shall be cancelled upon completion of the Equity Transfer. Xu was the Director of Marketing of NewPower and Fang was the Vice President of E’Jenie at the time of the sale. 20% of the purchase price will be paid upon the registration of the Equity Transfer with the relevant PRC authority. Thereafter, the Buyers will pay an aggregate of approximately $920,000 (RMB 5,800,000) every two months until the purchase price is paid in full.  As of April 30, 2012, the Company received RMB 29,780,733 ($4,731,381) and had an outstanding receivable of RMB 55,773,160 ($8,860,900).

The following table summarizes the fair values of the assets and liabilities disposed assumed at the date of disposal. The fair values of the assets disposed and liabilities assumed at agreement date are used for the purpose of selling price allocation. The excess of the selling price over the FV of the net assets disposed of $292,067 was recorded as disposal gain.

Cash	$4,033,446
Accounts receivable	2,626,389
Other receivable	24,156,003
Inventory	518,457
Taxes receivable	1,297,924
Property and equipment, net	912,775
Intangible assets, net	6,285,970
Accounts payable	(861,597)
Other payable and accrued expenses	(241,125)
Deferred tax liability	(1,362,935)
Disposal gain	292,067
Selling price	$37,657,374

Note 18- COMMITMENTS

Anytone leases its office under a renewable operating lease expiring December 30, 2013. The monthly rent is $13,000. On January 1, 2011, Kim Fai entered into two 3-year leases with monthly payments of $6,200 and $1,600, respectively.

For the three months ended March 31, 2012 and 2011, rent expense was $67,000 and $38,600, respectively.

Future minimum rental payments required under operating leases as of March 31, 2012 are as follows by years:

2013	$255,000
2014	191,000
$446,000

Note 19- CONTINGENCY

Class Action by Investors

In February 2012, two separate securities class action complaints were filed in the US District Court for the Southern District of New York against the Company and certain of its current and former officers and directors. The complaints alleged that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected, during a putative class period between April 15, 2010 and November 14, 2011. The complaints seek, among other relief, compensatory damages and attorneys’ fees. On May 10, 2012, the Court consolidated the two complaints for all purposes under the caption In re New Energy Systems Group Sec. Litig., and appointed a lead plaintiff.  The Company believes it is likely that a consolidated amended complaint will be filed shortly. The Company has not yet responded to either complaint, but the Company believes that the lawsuit has no merit and intends to vigorously defend against it. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

Derivative Action by Shareholder

In April 2012, a shareholder derivative complaint entitled Campbell, et al. v. Yu, et al. was filed in the US District Court for the Southern District of New York by a shareholder purporting to act on behalf of the Company against certain of the Company's current and former officers and directors, and the company's independent auditor Goldman Kurland & Mohidin, LLP.  The Company is named as a nominal defendant.  The complaint asserts causes of action for breach of fiduciary duty and gross mismanagement against the officer and director defendants, and a claim for unjust enrichment against the Company's auditor, based upon allegations that the defendants caused the Company to issue materially false and misleading statements relating to the Company’s financial performance, business prospects, and financial condition. The complaints seek, among other relief, compensatory damages, restitution and attorneys’ fees. As of May 12, 2012, none of the defendants have responded to the complaint, but the Company believes that the complaint has no merit and intends to vigorously defend against it.  While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

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

BUSINESS OVERVIEW

We operate our business through our wholly-owned subsidiariesShenzhen Anytone Technology Co., Ltd. ("Shenzhen Anytone") and Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai"), companies incorporated under the laws of the Peoples’ Republic of China (“PRC” or “China”).

Through our subsidiaries, we manufacture and distribute lithium battery related products, solar panels, and solar related products in China. Our professional marketing team maintains relationships with our current customers and at the same time searches for potential new customers. We seek to maintain and strengthen our position as a provider of lithium battery related products, solar panels, and solar related products while increasing the breadth of our product line and improving the quality of our products.

In August 2008, under the then depressed economic environment, management of the Company made some adjustments to keep the Company running and growing. To keep the existing battery pack accessories segment, the Company expanded into a related field – finished battery packs’ assembly and distribution, to diversify our line of products; consequently, the Company competes in the entire battery industry.

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

Having engaged in the battery business for years, management of the Company has accumulated abundant knowledge about the battery industry, established a strong network among battery companies which are both upstream and downstream in the battery distribution flow, and gained a lot of experience in battery distribution. Assembling and distributing finished batteries has a higher profit margin than manufacturing battery accessories, so management of the Company believed our battery distribution business will be profitable due to the outstanding battery quality and strong distribution network the Company has.

On December 7, 2009, we closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (HK) Co., Ltd. (“Anytone International”) and Shenzhen Anytone. Pursuant to the share exchange agreement, we issued the shareholders of Anytone International 3,593,939 shares of the Company's restricted common stock and paid $10,000,000 in cash. Shenzhen Anytone is the Chinese operating subsidiary of Anytone International, collectively referred to a “Anytone.” Anytone is engaged in the production of mobile power and related power backup products.

Through Anytone, we develop and market our branded mobile power and related power backup devices. Shenzhen Anytone was founded in 2005 and has very strong ability in R&D and marketing. In addition, Anytone has built its branded name in China and its products are sold to the end consumers directly. By focusing on R&D and marketing, Anytone only produces sample products in-house for testing.  It primarily outsources its production to certified third parties.

Mobile power units are lithium ion batteries’ application product. Currently, more and more advanced portable consumer electronic products are introduced to the market, such as laptops, smartphones, tablet PCs, etc. All these products consume power at a high rate. The original single lithium ion battery is not enough to support these products. Mobile power units are the solution. Compared to the creation of lithium ion battery in the 1990s, mobile power was started around 10 years ago and became popular and competitive in the past few years. The increasing competition is due to 1) increasing demand – many consumers have more than one portable consumer electronic device which need power support; 2) higher profits – mobile power units are sold to end consumers directly; 3) low technology limit – a mobile power unit includes three major components, battery cells, PCBs and cases. Therefore, most lithium ion battery related manufacturers can easily find a niche market; 4) no industry standards – mobile power is still a new business in the lithium ion battery industry without official standards. Therefore, this market is very unorganized and is in disorder with counterfeit or exaggerated products sold in the marketplace. However, we believe that this market is still in its early stage. Once the official industry standards are created and the consumers’ feedbacks are accumulated, only those products with real quality will survive.

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

On November 24, 2011, the Company entered into an Equity Transfer Agreement (“Equity Transfer”) with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion Electronics Limited (BVI) to the buyers for RMB85,553,892 ($13,578,043). The selling price equaled the appraised value of Billion Electronics, including its wholly owned subsidiaries E’Jenie and NewPower, less RMB153,033,107 ($24,287,500) of debt the Company owes E’Jenie, which shall be cancelled upon completion of the Equity Transfer. Xu is the Director of Marketing of NewPower and Fang is the Vice President of E’Jenie. As of April 30, 2012, the Company received RMB 29,780,733 ($4,731,381) and had outstanding receivable of RMB 55,773,160 ($8,860,900)..

During the third quarter of 2011, the Company performed annual goodwill impairment assessment for NewPower. During the fourth quarter of 2011, the Company performed annual goodwill impairment assessment for Anytone and Kim Fai. The goodwill balance prior to the impairment charge was $60,858,842 and was established primarily as a result of a series acquisition of NewPower, Anytone and Kim Fai in 2010 and 2011. The Company completed the step one analysis using a combination of market capitalization approach and discounted cash flow. The market capitalization approach uses the Company’s publicly traded stock price to determine FV. The Discounted Cash Flow (“DCF”) method uses revenue and expense projections and risk-adjusted discount rates. The process of determining fair value is subjective and requires management to exercise a significant amount of judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in NewPower and Anytone reporting units, which were corroborated by a combination of factors including a significant and sustained decline in the market capitalization, which is significantly below the book value, and the deteriorating macro environment, which has resulted in a decline in expected future demand. The Company therefore performed the second step of the goodwill impairment assessment for NewPower and Anytone to quantify the amount of impairment. This involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. Based on the analysis incorporating the declining market capitalization in 2011, as well as the significant end market deterioration and economic uncertainties impacting expected future demand including continued slow-down of the battery industry in China, and increased competition resulting from counterfeit products and decreased selling price from other manufacturers. The Company concluded the entire goodwill balance of NewPower of $14,306,538 and a portion of Anytone’s goodwill of $7,405,344 were impaired and recorded in operating expense. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company has not recorded a corresponding tax benefit in 2011. On December 9, 2011, the Company disposed its subsidiaries Billion, E’jenie and NewPower. As of March 31, 2012, the Company concluded there was no impairment to the goodwill for the Anytone and Kim Fai reporting units.

Effective on January 13, 2012, Kim Fai’s business, including all the assets and liabilities, were transferred into Shenzhen Anytone to maximize operational efficiency and save costs.  All of Kim Fai’s products will be sold under the “Anytone” brand name.  Kim Fai was owned 100% by Shenzhen Anytone; accordingly, this business transfer was recorded at historical cost due to the equity being under common control. Kim Fai will be dissolved after the transfer and is currently in the process of deregistration.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following table presents certain consolidated statements of operations information for the three months ended March 31, 2012 and 2011. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2012	% of Sales	2011	% of Sales

Revenue, net
Battery	$2,996,861	60%	$6,968,898	56%
Solar panel	1,958,404	40%	5,514,918	44%
Total revenue	$4,955,265	100%	$12,483,816	100%

Cost of sales
Battery	2,875,569	96%	$3,279,195	47%
Solar panel	1,862,693	95%	3,876,878	70%
Total cost of sales	$4,738,262	96%	$7,156,073	57%

Gross profit	217,003	4%	5,327,743	43%

Operating expenses
Selling	395,355	8%	321,863	3%
General and administrative	1,665,598	34%	1,382,432	11%
Total operating expenses	2,060,953	42%	1,704,295	14%

Income (loss) from operations	(1,843,950)	(37)%	3,623,448	29%

Other income, net	6,919	-%	3,889	-%

Income (loss) before income taxes	(1,837,031)	(37)%	3,627,337	29%

Provision for income taxes (benefit)	184,829	4%	(987,101)	(8	) %

Income (loss) from continued operations, net of tax	(1,652,302)	(33)%	2,640,236	21%
Incomefrom discontinued operations, net of tax	-	-%	2,820,319	23%
Net income (loss)	$(1,652,302)	(33)%	$5,460,555	44%

Net Sales

Net sales for the three months ended March 31, 2012 was $4.96 million, compared to $12.48 million for the comparable period of 2011, a decrease of $7.52 million or 60%. Battery production and sales, mainly from Anytone, was $3.0 million for the three months ended March 31, 2012 compared to $6.97 million in the comparable period of 2011, a decrease of $3.97 million or 57%. Sales of solar products was $1.96 million in the three months ended March 31, 2012, compared to $5.51 million in the comparable period of 2011, a decrease of $3.55 million or 64%. The decrease was mainly due to (1) the battery industry being depressed in China; (2) integration of the business section, resulting in reduced production and sales of batteries, compare to the three months ended March 31, 2011, the overall sales volume decreased 62% in 2012.

Cost of Sales

Cost of Sales ("COS") for the three months ended March 31, 2012 was $4.74 million, compared to $7.16 million for the comparable period of 2011, a decrease of $2.42 million, or 34% due to decreased sales and production volume.

COS for the battery segment was $2.88 million, or 96% of total battery revenue, for the three months ended March 31, 2012, compared to $3.28 million, or 47%, for the comparable period of 2011, a decrease of $0.4 million, or 12%.

COS for solar products for the three months ended March 31, 2012 was $1.86 million, or 95% of solar products sales, compared to $3.88 million for the comparable period of 2011, or 70% of sales, a decrease of $2.02 million, or 52%.

The decrease on total cost of sales was due to decreased sales and production volume.  The percentage increase for COS to sales was mainly due to the increase of labor cost and the increase in price of certain raw materials, as well as decreased production and sales volume, therefore the fixed overhead cost absorbed by products increased in the three months ended March 31, 2012 compared to the comparable period of 2011. We adjusted our employees’ salary as a result of overall inflation in China especially for our workshop workers, their base salary increased 15% in 2012 compared to the Comparable period of 2011.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 were $2.06 million, or 42% of net revenue, compared to $1.70 million, or 14% of net revenue, for the comparable period of 2011, an increase of $0.36 million, or 21%.

Selling expenses for the three months ended March 31, 2012 were $0.40 million, or 8% of net revenue, compared to $0.32 million, or 3% of net revenue, for the comparable period of 2011, an increase of $0.08 million, or 23%, which was mainly due to the increased marketing expenses including $0.07 million of advertisement and promotional expenses and $0.04 million of exhibition fees.

General and administrative (“G&A”) expenses for the three months ended March 31, 2012 were $1.67 million, or 34% of net revenue, compared to $1.38 million, or 11% of net revenue, for the comparable period of 2011.  The increase in G&A expenses of $0.29 million was mainly due to the increase of $0.37 million of employees’ salary and welfare expenses. For the three months ended March 31, 2012 and 2011, the US Parent Company recorded $0.39 million and $0.49 million as G&A expenses, respectively. These expenses mainly included stock option and warrant compensation expense and certain expenses relating in being public in the USA including accounting and legal fees.

Income From Discontinued Operations, net of tax

Net income from discontinued operations, net of tax for the three months ended March 31, 2012 was $0 compared to $2.82 million for the comparable period of 2011, which was mainly due to the disposed subsidiaries, NewPower and E’Jenie.

Net Income (Loss)

Net loss for the three months ended March 31, 2012 was $1.65 million compared to net income of $5.46 million for the comparable period of 2011, a decrease of $7.11 million, or 130%, due to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations and liquidity needs are funded primarily through cash flows from operations and. Cash and equivalents were $8,540,268 as of March 31, 2012. Working capital at March 31, 2012 was $23,352,873.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$258,522	$3,577,552
Investing Activities	3,739,666	(12,456)
Financing Activities	-	(6,626,560)

Net cash provided by operating activities was $0.26 million for the three months ended March 31, 2012 compared to $3.58 million for the comparable period of 2011. The decrease in net cash provided by operating activities for the first quarter of 2012 was mainly due to the net loss in the period and the quick payment on accounts payable and tax payable, despite timely collection on accounts receivable and lower inventory compared to the comparable period of 2011. We have experienced timely payment from our customers.

Net cash provided in investing activities was $3.74 million for the three months ended March 31, 2012 compared to $12,456 cash used in the comparable period of 2011. The cash provided in the first quarter of 2012 was from the proceeds from disposal of subsidiaries. While in the first quarter of 2011, the cash used was for the purchase of fixed assets.

Net cash used in financing activities was $0 for the three months ended March 31, 2012, compared to $6.63 million for the comparable period of 2011. During the first quarter of 2011, the cash outflow was due to the repayment of the acquisition liability for Kim Fai of $6.71 million partially offset by cash inflows of $87,500 from warrants exercised.

Related Party Loans

As of March 31, 2012, the Company had no related party loans. As of December 31, 2011, the Company had a $571,347 unsecured, due on demand, and non-interest bearing loans payable to Dongrong Xu and Zaoxian Fang, the original owners of Shenzhen Anytone, of $485,645 and $85,702, respectively, in connection with the acquisition of Shenzhen Anytone by Anytone International.

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

Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd.

On April 21, 2011, the Company entered into a Loan Agreement with Chuangding Investment Consulting (Shenzhen) Co., Ltd. (“CIC”). Under the CIC Loan Agreement, CIC committed to make advances to the Company up to RMB 30,000,000 ($4,766,217) with interest at 10% (the “CIC Loan”). Repayments under the CIC Loan Agreement are due 730 days from the date the CIC Loan is made. The Company can repay all principal and interest in one lump sum when the CIC Loan comes due, or can repay the CIC Loan in installments. The CIC Loan has no processing fee or management fee.

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

As of March 31, 2012 and December 31, 2011, the Company did not have an outstanding balance under the CIC Loan.

Loan Agreement with Beijing Guojincheng Asset Management Co., Ltd.

On April 21, 2011, the Company also entered into a Loan Agreement (the “GJC Loan Agreement”) with Beijing Guojincheng Asset Management Co., Ltd. (“GJC”). Under the GJC Loan Agreement, GJC committed to make advances to the Company up to RMB 30,000,000 ($4,766,217) with interest at 10% (the “GJC Loan”). Repayments of the Loan under the GJC Loan Agreement are due 730 days from the date the GJC Loan is made. The Company can repay all principal and interest in one lump sum when the GJC Loan comes due, or can repay the GJC Loan in installments. The GJC Loan has no processing fee or management fee.

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

As of March 31, 2012 and December 31, 2011, the Company did not have an outstanding balance under the GJC Loan.

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

Principles of Consolidation

The consolidated financial statements include the accounts of New Energy Systems Group and its wholly owned subsidiaries Anytone and Kim Fai, are collectively referred to the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

Recent Accounting Pronouncement

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There was no material impact on our consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on our consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There was no material impact on our consolidated financial statements upon adoption.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness and concluded that the Company’s disclosure controls and procedures were not effective.

The Company’s material weakness in its internal control over financial reporting is related to a limited U.S. GAAP technical accounting expertise.  The Company’s internal accounting department has been primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management determined they require additional training and assistance in U.S. GAAP matters. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings.

In February 2012, two separate securities class action complaints were filed in the US District Court for the Southern District of New York against the Company and certain of its current and former officers and directors. The complaints alleged that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected, during a putative class period between April 15, 2010 and November 14, 2011. The complaints seek, among other relief, compensatory damages and attorneys’ fees. On May 10, 2012, the Court consolidated the two complaints for all purposes under the caption In re New Energy Systems Group Sec. Litig., and appointed a lead plaintiff.  The Company believes it is likely that a consolidated amended complaint will be filed shortly. The Company has not yet responded to either complaint, but the Company believes that the lawsuit has no merit and intends to vigorously defend against it. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

In April 2012, a shareholder derivative complaint entitled Campbell, et al. v. Yu, et al. was filed in the US District Court for the Southern District of New York by a shareholder purporting to act on behalf of the Company against certain of the Company's current and former officers and directors, and the company's independent auditor Goldman Kurland & Mohidin, LLP.  The Company is named as a nominal defendant.  The complaint asserts causes of action for breach of fiduciary duty and gross mismanagement against the officer and director defendants, and a claim for unjust enrichment against the Company's auditor, based upon allegations that the defendants caused the Company to issue materially false and misleading statements relating to the Company’s financial performance, business prospects, and financial condition. The complaints seek, among other relief, compensatory damages, restitution and attorneys’ fees. As of May 12, 2012, none of the defendants have responded to the complaint, but the Company believes that the complaint has no merit and intends to vigorously defend against it.  While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

Item 1A.                   Risk Factors.

N/A.

Item 2.                      Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.                      Mine Safety Disclosures.

Not Applicable.

Item 5.                      Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

Exhibit No.	Title of Document	Location
2.1	Share Exchange Agreement, dated February 14, 2006, between us, UPE Limited (Far East), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., and the shareholders of UPE Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed February 21, 2006

2.2	Amended and Restated Share Exchange Agreement, dated March 22, 2006, between us, Galaxy View International Ltd., Shenzhen Sono, and the shareholders of Galaxy View International Ltd.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 24, 2006

2.3	Share Exchange Agreement and Plan or Reorganization	Incorporated by reference as Exhibit 10.1 to Form 8-K filed September 29, 2004

3.1.1	Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(1) to Form 8-K filed September 16, 2004

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(2) to Form 8-K filed September 16, 2004

3.1.3	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(3) to Form 8-K filed September 16, 2004

3.1.4	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3(i) to Form 8-K filed July 28, 2006

3.1.5	Certificate of Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on November 19, 2009

3.1.6	Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on October 21, 2010.

3.2	Bylaws	Incorporated by reference as Exhibit 3.4 to Form SB-2/A filed March 22, 2002

4.1	Form of Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form SB-2/A filed March 22, 2002

4.2	2004 Equity Incentive Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed March 2, 2004

4.3	Form of Class A, B and C Warrants	Incorporated by reference as Exhibit 4.3 to Form 10-KSB filed March 30, 2006

4.4	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine's Garden and the Investors	Incorporated by reference as Exhibit 4.1 to Form 8-K filed March 22, 2004

4.5	2011 Equity Incentive Plan	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 2, 2012

10.1	Sales Contract dated April 21, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Shenzhen Gao Yi Electonics Co. LTD.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 22, 2005

10.2	Sales Contract dated July 12, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Wuhan Jie Xin Communication Development Co., LTD.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed July 14, 2005

10.3	Sales Contract dated December 31, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed January 6, 2006

10.4	Loan Agreement dated March 10, 2006, between New Energy Systems Group and United Private Equity (The Pacific) Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 15, 2006

10.5	Employment Agreement dated December 10, 2009 between New Energy Systems Group and Weihe Yu	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.6	Employment Agreement dated July 1, 2009 between New Energy Systems Group and Fushun Li	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.7	Employment Agreement dated September 1, 2009 between New Energy Systems Group and Junfeng Chen	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.8	Share Exchange Agreement, dated November 10, 2010, by and among Shenzhen Anytone Technology Co. Ltd, Shenzhen Kim Fai Solar Energy Technology Co., Ltd., and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 12, 2010

10.9	Letter of Appointment, dated June 11, 2010, by and between Mr. Elan Yaish and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed June 17, 2010

10.10	Lease Agreement, dated August 28, 2009, by and between Shenzhen Longgang District Tailian Industrial Development Co., Ltd. and Shenzhen NewPower Technology Co., Ltd.	Incorporated by reference as Exhibit 10.10 to Form 10-K filed March 28, 2011

10.11	Lease Agreement, dated January 1, 2009, by and between China Great wall calculator Shenzhen Co., Ltd. And Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit 10.11 to Form 10-K filed March 28, 2011

10.12	2004 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on March 2, 2004

10.13	China Digital Communication Group 2009 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on October 28, 2009

10.14	Employment Agreement, dated September 1, 2008, by and between Nian Chen and Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit 10.14 to Form 10-K filed March 28, 2011

10.15	Lease Agreement, dated December 23, 2005, by and between Kim Fai	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

10.16	Branding Strategy Consulting Agreement, dated August 18, 2009, by and between the Company and Rui Wang, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.15 to Form 10-K/A filed August 19, 2011

10.17	Branding Strategy Consulting Agreement, dated August 18, 2009, by and between the Company and Qiong Xiong, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.16 to Form 10-K/A filed August 19, 2011

10.18	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Zhiyong Xu, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.17 to Form 10-K/A filed August 19, 2011

10.19	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Changsuo Li, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.18 to Form 10-K/A filed August 19, 2011

10.20	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Fang Gao, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.19 to Form 10-K/A filed August 19, 2011

10.21	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Xi Li, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.20 to Form 10-K/A filed August 19, 2011

10.22	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Shuang Yang, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.21 to Form 10-K/A filed August 19, 2011

10.23	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Jie Zhang and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.22 to Form 10-K/A filed August 19, 2011

10.24	Loan Agreement between New Energy Systems Group and Chuangding Investment Consulting (Shenzhen) Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 26, 2011

10.25	Security Agreement between New Energy Systems Group and Chuangding Investment Consulting (Shenzhen) Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed April 26, 2011

10.26	Guarantee Letter with between New Energy Systems Group and Chuangding Investment Consulting (Shenzhen) Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.3 to Form 8-K filed April 26, 2011

10.27	Loan Agreement between New Energy Systems Group and Beijing Guojincheng Asset Management Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed April 26, 2011

10.28	Security Agreement New Energy Systems Group and Beijing Guojincheng Asset Management Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.5 to Form 8-K filed April 26, 2011

10.29	Guarantee Letter New Energy Systems Group and Beijing Guojincheng Asset Management Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.6 to Form 8-K filed April 26, 2011

10.30	Equity Transfer Agreement between New Energy Systems Group and Billion Electronics Limited (BVI), dated November 24, 2011.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 30, 2011

10.31	Security Agreement between New Energy Systems Group and Shenzhen E’Jenie Technology Development Co., Ltd., dated November 24, 2011.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed November 30, 2011

10.32	Guarantee Agreement made to New Energy Systems Group by Xuemei Fang, dated November 24, 2011.	Incorporated by reference as Exhibit 10.3 to Form 8-K filed November 30, 2011

10.33	Guarantee Agreement made to New Energy Systems Group by Weirong Xu, dated November 24, 2011.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed November 30, 2011

14.1	Code of Ethics	Incorporated by reference as Exhibit 14.1 to Form 8-K filed June 17, 2010

21.1	Subsidiaries	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 2, 2012

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Dated: May 16, 2012	By:	/s/ Weihe Yu
Name: Weihe Yu
Title: Chief Executive Officer

Dated: May 16, 2012	By:	/s/ Junfeng Chen
Name: Junfeng Chen
Title: Chief Financial Officer