Form 10-Q
period 2012-06-30
NEW ENERGY SYSTEMS GROUP
filed 2012-08-14
CIK 1144320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-52763

NEW ENERGY SYSTEMS GROUP
(Exact name of small business issuer as specified in its charter)

Nevada	91-2132336
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

5th Floor, 51st Building, No. 5, Qiongyu Rd., Hightech Industrial Park, Nanshan District,
Shenzhen City, China 518057
(Address of principal executive offices)

(917) 573-0302
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □  No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,551,731 shares of common stock, $.001 par value, were outstanding as of August 13, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
Current assets
Cash and equivalents	$9,033,416	$4,528,731
Accounts receivable	4,189,080	6,614,814
Inventory	749,766	1,661,515
Prepayments	116,687	554,375
Other receivables	8,763,242	13,550,209
Taxes receivable	236,070	217,106
Due from shareholders	283,259	284,337
Deferred compensation	696,475	686,979

Total current assets	24,067,995	28,098,066

Noncurrent assets
Property and equipment	374,306	208,271
Deferred compensation - noncurrent	85,993	423,493
Goodwill	37,180,588	39,888,807
Intangible assets, net	4,303,504	11,051,910

Total noncurrent assets	41,944,391	51,572,481

Total assets	$66,012,386	$79,670,547

Current liabilities
Accounts payable	$833,868	$2,837,889
Accrued expenses and other payables	928,371	818,452
Taxes payable	58,758	21,103

Total current liabilities	1,820,997	3,677,444

Deferred tax liability	2,505,439	2,764,571

Total Liabilities	4,326,436	6,442,015

Commitments and Contingencies

Stockholders' equity
Preferred stock, $.001 par value, 60,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 140,000,000 shares authorized, 14,591,731 and 14,571,731 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	14,591	14,571
Additional paid in capital	74,298,859	74,255,585
Statutory reserves	2,410,573	2,410,573
Other comprehensive income	3,255,068	3,292,074
Accumulated deficit	(18,293,141)	(6,744,271)

Total stockholders' equity	61,685,950	73,228,532

Total liabilities and stockholders' equity	$66,012,386	$79,670,547

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
NET SALES
Battery	$4,988,308	$11,953,882	$1,991,447	$4,984,984
Solar panel	3,557,301	11,675,972	1,598,897	6,161,054
Total revenue	8,545,609	23,629,854	3,590,344	11,146,038

COST OF SALES
Battery	4,639,514	5,745,805	1,763,945	2,466,610
Solar panel	3,390,119	8,553,509	1,527,426	4,676,631
Total cost of sales	8,029,633	14,299,314	3,291,371	7,143,241

GROSS PROFIT	515,976	9,330,540	298,973	4,002,797

OPERATING EXPENSE
Selling	718,733	597,973	323,378	276,110
General and administrative	3,242,307	2,656,014	1,576,709	1,273,582
Impairment of goodwill and intangible assets	8,420,096	-	8,420,096	-
Total operating expenses	12,381,136	3,253,987	10,320,183	1,549,692

INCOME (LOSS) FROM OPERATIONS	(11,865,160)	6,076,553	(10,021,210)	2,453,105

OTHER INCOME (EXPENSES)
Other expense (income)	(606)	2,324	(347)	(290)
Interest income	17,283	4,463	10,105	3,188
Total other income, net	16,677	6,787	9,758	2,898

INCOME (LOSS) BEFORE INCOME TAXES	(11,848,483)	6,083,340	(10,011,452)	2,456,003

INCOME TAX BENEFIT (EXPENSE)	299,613	(1,656,055)	114,884	(668,954)

INCOME (LOSS) FROM CONTINUED OPERATIONS	(11,548,870)	4,427,285	(9,896,568)	1,787,049
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	4,180,143	-	1,359,824

NET INCOME (LOSS)	(11,548,870)	8,607,428	(9,896,568)	3,146,873

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(37,006)	361,391	(46,839)	246,540

COMPREHENSIVE INCOME (LOSS)	$(11,585,876)	$8,968,819	$(9,943,407)	$3,393,413

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	14,573,599	14,294,318	14,575,467	14,302,039
Diluted	14,574,316	14,564,800	14,576,900	14,551,731

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS
Basic	$(0.79)	$0.31	$(0.68)	$0.12
Diluted	$(0.79)	$0.30	$(0.68)	$0.12

NET INCOME (LOSS) PER SHARE FROM DISCONTINUING OPERATIONS
Basic	$-	$0.29	$-	$0.10
Diluted	$-	$0.29	$-	$0.09

NET INCOME (LOSS) PER SHARE
Basic	$(0.79)	$0.60	$(0.68)	$0.22
Diluted	$(0.79)	$0.59	$(0.68)	$0.21

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,548,870)	$8,607,428
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,059,493	1,544,712
Changes in deferred taxes	(259,132)	(337,440)
Deferred stock compensation	345,404	337,500
Stock options and warrant expense	25,894	20,038
Impairment of goodwill and intangible assets	8,420,096	-
(Increase) / decrease in current assets:
Accounts receivable	2,556,709	1,189,052
Inventory	907,956	(1,567,548)
Prepaid expenses, deposits and other receivables	436,984	(549,571)
Increase/(decrease) in current liabilities:
Accounts payable	(2,148,198)	(2,494,328)
Accrued expenses and other payables	110,571	(233,546)
Taxes payable	17,998	45,187

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(75,095)	6,561,484

CASH FLOWS FROM INVESTING ACTIVITIES
Cash from sale of disposed subsidiaries	4,799,936	-
Acquisition of property and equipment	(190,253)	(12,964)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,609,683	(12,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability for subsidiaries	-	(6,757,273)
Cash from warrant exercise	-	87,500

NET CASH USED IN FINANCING ACTIVITIES	-	(6,669,773)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(29,903)	302,182

NET INCREASE IN CASH AND EQUIVALENTS	4,504,685	180,929

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,528,731	13,065,008

CASH AND EQUIVALENTS, END OF PERIOD	$9,033,416	$13,245,937

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$3,464,408
Interest	$-	$-

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

On October 20, 2010, the Company filed an Amendment to its Certification of Designations, Preferences and Rights for its Series A Convertible Preferred Stock. As a result of the Amendment, the Series A were convertible at the option of the holder until June 29, 2011, when every 10 issued and outstanding shares of Series A were automatically convertible into one share of common stock (on a post-split basis). Additionally, the Series A were be subject to a lock-up provision through June 29, 2011, provided, however, that the common stock issuable upon the optional conversion of the Series A shall not be subject to such lock-up limitations. In 2011, 5,022,727 shares Series A preferred stock were converted to 502,273 shares of common stock, and there were 2,553,030 shares of Series A preferred stock outstanding, however, all the outstanding Series A preferred stock was automatically converted.

On December 7, 2009, the Company closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (HK) Co., Ltd. (“Anytone International”) and Shenzhen Anytone.  Shenzhen Anytone is a subsidiary of Anytone International, collectively referred to as “Anytone”.  Pursuant to the share exchange agreement, the Company issued the shareholders of Anytone International 3,593,939 shares of the Company's common stock with a restrictive legend, and agreed to pay $10,000,000. The acquisition was completed December 7, 2009.  Anytone is engaged in manufacturing and distribution of lithium batteries.

On January 12, 2010, the Company closed the transactions contemplated by the share exchange agreement dated December 11, 2009 with NewPower. Pursuant to the share exchange agreement, the Company’s subsidiary E’jenie acquired NewPower. The Company issued the shareholders of NewPower, 1,823,346 shares of Company common stock with a restrictive legend, and $3,000,000. NewPower is engaged in manufacturing and distribution of lithium batteries.

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

On November 24, 2011, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion to the Buyers for RMB85,553,892 ($13,578,043). The selling price equaled the appraisal value of Billion, including its wholly owned subsidiaries E’Jenie and NewPower less RMB153,033,107 ($24,287,500) the Company owes E’Jenie, which was cancelled upon completion of the Equity Transfer. Xu is the Director of Marketing of NewPower and Fang is the Vice President of E’Jenie. 20% of the purchase price was paid upon the registration of the Equity Transfer with the relevant PRC authority; thereafter, the Buyers will pay an aggregate of RMB5,800,000 ($920,000) every two months, until the purchase price is paid in full.  As of June 30, 2012, the Company received RMB 30,275,117 ($4,786,655). As of July 31, 2012, the Company received RMB 36,189,824 ($5,721,802) and had an outstanding receivable of RMB 49,364,068 ($7,804,719).

Effective January 13, 2012, Kim Fai’s business including all the assets and liabilities were transferred into Shenzhen Anytone to maximize operational efficiency and save costs.  All of Kimfai’s products will be sold under the “Anytone” brand name.  Kim Fai was owned 100% by Shenzhen Anytone; accordingly, this transfer was recorded at historical cost due to the equity being under common control. Kim Fai will be dissolved after the transfer and is currently in the process of deregistration.

The consolidated interim financial information as of June 30, 2012 and for the six and three month periods ended June 30, 2012 and 2011 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations and cash flows for the six and three month periods ended June 30, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Yuan Renminbi (“CNY” or “RMB“); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Exchange Gain

During the six and three months ended June 30, 2012, the transactions of Anytone and Kim Fai, and during the six and three months ended June 30, 2011, the transactions of E’Jenie, Anytone, Kim Fai and NewPower were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the six and three months ended June 30, 2012 and 2011, the accounts of Chinese operating subsidiaries were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Translation,” with the CNY as the functional currency. According to Topic 830, all assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity was translated at the historical rates and income statement items were translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income” as a component of stockholders’ equity. There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

Revenue Recognition

The Company manufactures and distributes batteries, battery shells and covers for cellular phones in the PRC. The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due or the possible return of goods. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue is the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to Chinese value-added tax of 17% of the sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

The Company follows FASB ASC Topic 740, “Accounting for Uncertainty in Income Taxes.” When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At June 30, 2012 and December 31, 2011, the Company had not taken any significant uncertain tax positions on its tax returns for 2011 or prior years or in computing its tax provision for 2012.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which is in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2012 and December 31, 2011, the Company had $9,006,500 and $4,307,000 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for doubtful accounts was $0 at June 30, 2012 and December 31, 2011.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2012 and December 31, 2011, inventory consisted of the following:

	2012	2011

Raw Materials	$452,027	$1,562,024
Work-in-process	56,844	45,323
Finished goods	240,895	54,168
	$749,766	$1,661,515

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Leasehold Improvement	1 year

As of June 30, 2012 and December 31, 2011, Property and Equipment consisted of the following:

	2012	2011

Machinery	$296,862	$297,992
Office equipment	115,685	116,125
Leasehold improvement	189,726	-
Subtotal	602,273	414,117
Accumulated depreciation	(227,967)	(205,846)
Plant and Equipment, Net	$374,306	$208,271

Depreciation was $11,458 and $11,018 for the three months ended June 30, 2012 and 2011, Depreciation was $22,964 and $21,937 for the six months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Basic and Diluted Earnings (loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). The following tables present a reconciliation of basic and diluted EPS:

	Six Months Ended June 30,
	2012	2011

Income (loss) from continuing operations	$(11,548,870)	$4,427,285
Income (loss) from discontinued operations	-	4,180,143
Net income (loss)	$(11,548,870)	$8,607,428

Weighted average shares outstanding - basic	14,573,599	14,294,318
Effect of dilutive securities:
Preferred stock	-	252,482
Options issued	717	-

Weighted average shares outstanding – diluted	14,574,316	14,546,800

Income (loss) per share from continuing operations – basic	$(0.79)	$0.31
Income (loss) per share from continuing operations – diluted	$(0.79)	$0.30
Income (loss) per share from discontinued operations – basic	$--	$0.29
Income (loss) per share from discontinued operations – diluted	$--	$0.29
Net income (loss) per share – basic	$(0.79)	$0.60
Net income (loss) per share – diluted	$(0.79)	$0.59

	Three Months Ended June 30,
	2012	2011

Income (loss) from continuing operations	$(9,896,568)	$1,787,049
Income (loss) from discontinued operations	-	1,359,824
Net income (loss)	$(9,896,568)	$3,146,873

Weighted average shares outstanding - basic	14,575,467	14,302,039

Effect of dilutive securities:
Preferred stock	-	249,692

Weighted average shares outstanding – diluted	14,576,900	14,551,731

Income (loss) per share from continuing operations – basic	$(0.68)	$0.12
Income (loss) per share from continuing operations – diluted	$(0.68)	$0.12
Income (loss) per share from discontinued operations – basic	$--	$0.10
Income (loss) per share from discontinued operations – diluted	$--	$0.09
Net income (loss) per share – basic	$(0.68)	$0.22
Net income (loss) per share – diluted	$(0.68)	$0.21

The warrants and options to purchase up to 222,000 shares of common stock were anti-dilutive during the six and three months ended June 30, 2012; 304,500 shares of common stock were anti-dilutive during the six and three months ended June 30, 2011. The Company had 0 dilutive preferred shares during the six and three months ended June 30, 2012; 252,482 and 249,692 dilutive preferred shares during the six and three months ended June 30, 2011, respectively.

Goodwill

Goodwill is the excess of the purchase price over the FV of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of in its subsidiaries. Under FASB ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its FV, with the FV of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

During the third quarter of 2011, the Company performed annual goodwill impairment assessment for NewPower. During the fourth quarter of 2011, the Company performed annual goodwill impairment assessment for Anytone and Kim Fai.  The goodwill balance prior to the impairment charge was $60,858,842 and was established primarily as a result of acquisitions of NewPower, Anytone and Kim Fai in 2010 and 2011. The Company completed the step one analysis using a combination of market capitalization approach and discounted cash flow. The market capitalization approach uses the Company’s publicly traded stock price to determine FV. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining FV is subjective and requires management to exercise judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in NewPower and Anytone reporting units, which were corroborated by a combination of factors including a significant and sustained decline in the market capitalization, which is below the book value, and the deteriorating macro environment, which has resulted in a decline in expected future demand. The Company therefore performed the second step of the goodwill impairment assessment for NewPower and Anytone to quantify the impairment. This involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. Based on the analysis incorporating the declining market capitalization in 2011, as well as the significant end market deterioration and economic uncertainties impacting expected future demand including continued slow-down of the battery industry in China, and increased competition resulting from counterfeit products and decreased selling price from other manufacturers.  The Company concluded the entire goodwill balance of NewPower of $14,306,538 and a portion of Anytone’s goodwill of $7,405,344 were impaired and expensed. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company did not record a corresponding tax benefit in 2011.  On December 9, 2011, the Company disposed its subsidiaries Billion, E’jenie and NewPower. As of June 30, 2012, due to continuing losses and decline in market capitalization, the Company conducted impairment test of its goodwill using DCF analysis, performing steps one and two, concluding $2,708,219 of goodwill related to Anytone and Kimfai were impaired.

Intangible Assets

The Company follows FASB ASC Topic 805, “Business Combinations,” to determine if an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per FASB ASC Topic 350, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with FASB ASC Topic 360, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at FV upon acquisition. Intangible assets are amortized over their estimated useful lives from one to 10 years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the FV of the intangible, calculated using a DCF analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

The Company follows FASB ASC Topic 360 (“ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB ASC Topic 225, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced for the cost of disposal. As of June 30, 2012, due to continuing losses, the Company performed impairment test of it is intangible assets, mainly consisting of patents, and concluded $5,711,877 of intangible assets were impaired.

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

Recent accounting pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. As of June 30, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 – INTANGIBLE ASSETS

As of June 30, 2012 and December 31, 2011, intangible assets consisted of the following:

	2012	2011

Patents	$15,167,497	$15,167,497
Accumulated amortization	(5,152,116)	(4,115,587)
Less: impairment	(5,711,877)	-
Intangible assets, net	$4,303,504	$11,051,910

The intangible assets are amortized over 10-30 years.  Amortization was $1,036,529 and $999,495 for the six months ended June 30, 2012 and 2011, and for the three months ended June 30, 2012 and 2011 was $518,265 and $502,943, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from June 30, 2012 is estimated to be:
Years ending June 30,

2013	$772,625
2014	772,625
2015	772,625
2016	772,625
2017	772,625
Thereafter	440,379
Total	$4,303,504

Note 4 - OTHER RECEIVABLES

As of June 30, 2012 and December 31, 2011, other receivables are comprised of the following:

	2012	2011

Receivable for sale of discontinued operations	$8,714,717	$13,501,372
Other receivables and deposits	48,525	48,837
Total	$8,763,242	$13,550,209

As of July 31, 2012, the Company has received $5.72 million from the sale of discontinued operations.

Note 5 – TAXES RECEIVABLE

As of June 30, 2012 and December 31, 2011, taxes receivable are comprised of the following:

	2012	2011

Income tax	$236,070	$196,445
VAT	-	20,661
Total	$236,070	$217,106

Note 6 – TAXES PAYABLE

As of June 30, 2012 and December 31, 2011, taxes payable are comprised of the following:

	2012	2011

VAT	$34,392	$-
Other	24,366	21,103
Total	$58,758	$21,103

Note 7 –ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 2012 and December 31, 2011, accrued expenses and other payables are comprised of the following:

	2012	2011

Payable for expense reimbursement	$753,127	$540,653
Payroll payables	153,497	201,484
Accrued expenses	21,747	76,315
Total	$928,371	$818,452

Note 8 – RELATED PARTY TRANSACTIONS

Due from Shareholders

As of June 30, 2012 and December 31, 2011, the Company had $283,259 and $284,337 unsecured, due on demand, and non interest bearing advances to the original owners of Anytone International.

Note 9 – DEFERRED TAX LIABILITY

Deferred tax is the tax effect of the difference between the tax bases and book bases of intangible assets. At June 30, 2012 and December 31, 2011, deferred tax liability represents the difference between the FV and the tax basis of patents acquired in the acquisition of Anytone.

Note 10 – STOCK OPTIONS AND WARRANTS

Options

On June 11, 2010, the Company granted options to acquire 25,000 shares of the Company’s common stock, par value $0.001, at $6.55 per share, with a life of three years to an independent director. The options vested in two equal installments, the first being on the date of grant and the second being on the first anniversary of the date of grant. The FV of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date FV of options was $103,047.

On June 11, 2011, the Company granted options to acquire 25,000 shares of the Company’s common stock, par value $0.001, at $3.13 per share, with a life of three years to the same independent director. The options vested in two equal installments, the first being on the date of grant and the second being on the first anniversary of the date of grant. The FV of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.71%, and dividend yield of 0%. The grant date FV of options was $48,329.

On June 11, 2012, the Company granted options to acquire 30,000, 15,000 and 10,000 shares of the Company’s common stock, par value $0.001, at $0.58 per share, with a life of three years to the three independent directors, respectively. The options vested in two equal installments, the first being on the date of grant and the second being on the first anniversary of the date of grant. The FV of the options was calculated using the following assumptions: estimated life of three years, volatility of 176%, risk free interest rate of 0.37%, and dividend yield of 0%. The grant date FV of options was $28,888.

The outstanding options (post-reverse stock split) as of June 30, 2012 listed as follow:

Number of Shares
Outstanding at January 1, 2011	25,000
Exercisable at January 1, 2011	12,500

Granted	25,000
Exercised	-
Expired	-

Outstanding at December 31, 2011	50,000
Exercisable at December 31, 2011	37,500

Granted	55,000
Exercised	-
Expired	-

Outstanding at June 30, 2012	105,000
Exercisable at June 30, 2012	77,500

Options outstanding (post-reverse stock split) at June 30, 2012 are as follows:

Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$6.55 - 0.58	105,000	2.23	$2.61	77,500	$3.33

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

The Company entered into a one-year consulting agreement with an IR firm on November 1, 2010. The monthly payment at $8,550 was made at the beginning of each month; on December 4, 2010, the Company also granted the IR firm a warrant to purchase 36,000 shares for each 6 months contract period at $5.90, a term of three years which vested on November 1, 2011. The FV of the warrants was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date FV of warrants was $188,993.

On May 30, 2011, the Company granted the IR firm a warrant to purchase the second 36,000 shares at $5.90, over a term of three years which vested on November 1, 2011. If the agreement is cancelled after six months by either party, the IR firm will be entitled to a pro-rata of the warrants for the period services were provided. The FV of the warrants was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.81%, and dividend yield of 0%. The grant date FV of warrants was $33,055. As of June 30, 2012, the agreement is not cancelled.

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

The Company recorded $0 and $20,038 warrant expense in the six months ended June 30, 2012 and 2011; and $0 and $9,967 during the three months ended June 30, 2012, respectively. The outstanding warrants as of June 30, 2012 listed were as follows:

Number of Shares
Outstanding at January 1, 2011	236,000
Exercisable at January 1, 2011	200,000

Granted	36,000
Exercised	(17,500)
Expired	82,500

Outstanding at December 31, 2011	172,000
Exercisable at December 31, 2011	172,000

Granted	-
Exercised	-
Expired	-

Outstanding at June 30, 2012	172,000
Exercisable at June 30, 2012	172,000

Warrants outstanding at June 30, 2012 are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$$5.00-$6.50	172,000	0.91	$6.10	172,000	$6.10

Note 11 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

Stock issued to consultants

On August 18, 2009, the Company entered into four-year consulting agreements to promote the Company's image in both the industry and capital markets. In connection with the agreements, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to eight consultants, and recorded $2,700,000 as deferred compensation. During the six months ended June 30, 2012 and 2011, the Company amortized $337,500 as stock-based compensation for each period; and during the three months ended June 30, 2012 and 2011, the Company amortized $168,750 as stock-based compensation for each period. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset, of which, $675,000 was current, and $85,992 was noncurrent as of June 30, 2012.

On December 14, 2011, the Company entered into a one-year consulting agreement with an IR firm for financial newsletter, business and industry publication campaigning ("Consulting Agreement"). The Company issued 20,000 shares of restricted common stock as the first tranche, valued at $0.63 (stock price at grant date) to the IR firm. During the six and three months ended June 30, 2012, respectively, the Company recorded $6,283 and $3,142 as stock compensation expense.  There was $5,696 as deferred compensation asset as of June 30, 2012, which will be amortized within one year.

On June 14, 2012, the Company was required to issue the second tranche 20,000 shares of restricted common stock per agreement dated December 14, 2011, valued at $0.87 (stock price at grant date) to the IR firm. During the six and three months ended June 30, 2012, the Company recorded $1,621 as stock compensation expense. There was $15,779 deferred compensation as an asset as of June 30, 2012, which will be amortized within one year.

On July 23, 2012, the Company entered into an Amendment to the Consulting Agreement. Originally, the Company was to pay $8,000 per month at the first of each month and issue 20,000 shares of Common stock upon signing of the Agreement, and another 20,000 shares of Common stock 180 days after the Consulting Agreement was signed. In the Amendment, the compensation term was revised such that the Company is to pay $0 per month from the date of the Amendment and issue 20,000 shares of common stock upon signing of the Agreement, and 60,000 shares of Common stock 180 days after the contract was signed. As of June 30, 2012, additional $34,800 stock compensation expense will be amortized within one year of the Amendment to the Agreement.

Note 12 – INCOME TAXES

As of June 30, 2012, the Company in the US had $4,775,000 in net operating loss (“NOL”) carry forwards available to offset future taxable income. Federal NOLs can generally be carried forward 20 years. The deferred tax assets for the US entities at December 31, 2011 consisted mainly of NOL carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of June 30, 2012. Accordingly, the Company has no net deferred tax assets.

There is no income tax for companies domiciled in the BVI. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to BVI tax jurisdiction where Billion is domiciled.

Anytone and Kim Fai’s effective Enterprise Income Tax (“EIT”) for 2012 is 25% and 2011 is 24%.

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations and Comprehensive Income (Loss) for the six and three months ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
US statutory rates	(34.0)%	34.0%	(34.0)%	34.0%
Tax rate difference	8.4%	(10.2)%	8.6. %	(10.2)%
Effect of tax holiday	-	(1.2)%	-	(1.2)%
Goodwill impairment	17.8%	-	21.0%	-
Valuation allowance on deferred tax on US NOL	5.3%	4.6%	3.3%	4.6%
Tax expense at actual rate	(2.5)%	27.2%	(1.1)%	27.2%

The provisions for income taxes expense (benefit) for the six and three months ended June 30, 2011 and 2010 consisted of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Income tax expense (benefit) - current	$(40,481)	$1,895,934	$14,682	$789,661
Income tax expense (benefit) - deferred	(259,132)	(239,879)	(129,566)	(120,707)
Total income tax expenses (benefit)	$(299,613)	$1,656,055	$(114,884)	$668,954

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

As of June 30, 2012 and December 31, 2011, the Company did not have an outstanding balance under the CIC Loan.

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

The GJC Loan Agreement is guaranteed by Weihu Yu pursuant to a Guarantee Letter, dated April 21, 2011, made by Weihu Yu to GJC (the “GJC Guarantee Letter”) for two years commencing at the date of maturity of the GJC Loan Agreement. The GJC Loan Agreement is also secured by 539,091 shares of the Company’s common stock held by GoldRiver pursuant to that certain Security Agreement, dated April 21, 2011, by and between GoldRiver and GJC (the “GJC Security Agreement”). Weihu Yu is the beneficial owner of the shares held by GoldRiver. The security interest granted under the GJC Security Agreement terminates two years after the statute of limitation expires for which GJC can make a claim under the GJC Loan. The GJC Loan Agreement contains covenants that, among other things, require the Company to deliver to GJC financial statements and other relevant materials. The GJC Loan Agreement also gives GJC priority rights in the event that the Company needs financing, including equity investment, strategic investor introduction or share ownership restructuring. Any failure by the Company to comply with these covenants and any other obligations under the GJC Loan Agreement could result in an event of default which could lead to acceleration of the amounts owed and other remedies.

As of June 30, 2012 and December 31, 2011, the Company did not have an outstanding balance under the GJC Loan.

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

Note 15 - MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales. At June 30, 2012, the total accounts receivable balance due from these four customers was $710,852.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
CEIEC	16%	*	17%	*

Below is the table indicating the major vendors accounting for over 10% of the Company’s total purchases. At June 30, 2012, the total payable to these vendors was $172,806 and $69,552.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
XingZhiJie	12%	*	25%	*
RunFeng	*	*	10%	*
ChuangYi	*	*	*	13%

*  Less than 10%.

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

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Revenues from unaffiliated customers:
Battery	$4,988,308	$11,953,882	$1,991,447	$4,984,984
Solar panel	3,557,301	11,675,972	1,598,897	6,161,054
Consolidated	$8,545,609	$23,629,854	$3,590,344	$11,146,038
Operating income (loss):
Battery	$(1,532,595)	$4,164,421	$(645,253)	$1,530,295
Solar panel	(9,487,217)	2,728,684	(8,918,917)	1,253,990
Corporation	(845,348)	(816,552)	(457,040)	(331,180)
Consolidated	$(11,865,160)	$6,076,553	$(10,021,210)	$2,453,105
Net income (loss) from continuing operations
Battery	$(1,146,106)	$3,167,962	$(450,561)	$1,163,782
Solar panel	(9,557,062)	2,076,211	(8,988,762)	954,570
Corporation	(845,702)	(816,888)	(457,245)	(331,303)
Consolidated	$(11,548,870)	$4,427,285	$(9,896,568)	$1,787,049
Depreciation and amortization:
Battery	$1,043,575	$1,007,276	$521,632	$506,683
Solar panel	15,918	14,156	8,090	7,279
Consolidated	$1,059,493	$1,021,432 *	$529,722	$513,962 *

* Excluding disposed subsidiaries NewPower and E’Jenie.

The Company does not identify assets by segment.

Note 17 – DISPOSAL OF SUBSIDIARIES

Disposal of Subsidiaries

On November 24, 2011, the Company entered into an Equity Transfer Agreement with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion to the Buyers for RMB 85,553,893 ($13.50 million). The selling price equals the appraisal value of Billion, including its wholly-owned subsidiaries E’Jenie and NewPower, less RMB 153,033,107 ($24.16 million) the Company owes E’Jenie, which shall be cancelled upon completion of the Equity Transfer. Xu was the Director of Marketing of NewPower and Fang was the Vice President of E’Jenie at the time of the sale. 20% of the purchase price was paid upon the registration of the Equity Transfer with the relevant PRC authority. Thereafter, the Buyers will pay approximately $920,000 (RMB 5,800,000) every two months until the purchase price is paid in full.   As of July 31, 2012, the Company received RMB36,189,824 ($5,721,802) and had an outstanding receivable of RMB49,364,068 ($7,804,719).

The following table summarizes the fair values of the assets and liabilities disposed assumed at the date of disposal. The fair values of the assets disposed and liabilities assumed at the agreement date are used for the purpose of selling price allocation. The excess of the selling price over the FV of the net assets disposed of $292,067 was recorded as disposal gain.

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

For the six months ended June 30, 2012 and 2011, rent expense was $134,800 and $123,200; for the three months ended June 30, 2012 and 2011, rent expense was $67,800 and $62,000, respectively.

Future minimum rental payments required under operating leases as of June 30, 2012 are as follows by years:

2013	$269,000
2014	135,000
$404,000

Note 19- CONTINGENCY

Class Action by Investors

In February 2012, two separate securities class action complaints were filed in the US District Court for the Southern District of New York (“SDNY”) against the Company and certain of its current and former officers and directors. The complaints alleged the Company issued materially false and misleading statements and omitted to state material facts that rendered its statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected, during a putative class period between April 15, 2010 and November 14, 2011. The complaints seek, among other relief, compensatory damages and attorneys’ fees. On May 10, 2012, the Court consolidated the two complaints for all purposes under the caption In re New Energy Systems Group Sec. Litig., and appointed a lead plaintiff.  The Company believes it is likely that a consolidated amended complaint will be filed shortly. The Company has not yet responded to either complaint, but the Company believes the lawsuit has no merit and intends to vigorously defend against it. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

Derivative Action by Shareholder
In April 2012, a shareholder derivative complaint entitled Campbell, et al. v. Yu, et al. was filed in the US District Court for the SDNY by a shareholder purporting to act on behalf of the Company against certain of the Company's current and former officers and directors, and the Company's independent auditor Goldman Kurland & Mohidin LLP. The Company is named as a nominal defendant. The complaint asserts causes of action for breach of fiduciary duty and gross mismanagement against the officer and director defendants, and a claim for unjust enrichment against the Company's auditor, based upon allegations that the defendants caused the Company to issue materially false and misleading statements relating to the Company’s financial performance, business prospects, and financial condition. The complaint seeks, among other relief, compensatory damages, restitution and attorneys’ fees.  Plaintiffs' counsel has stated that they intend to file an amended complaint shortly. None of the defendants have responded to the original complaint, and no discovery has occurred.  The Company believes the initial complaint has no merit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

Note 20- SUBSEQUENT EVENT

On July 23, 2012, the Company entered into an Amendment to the Consulting Agreement ("Amendment"). Originally, the Company was to pay $8,000 per month at the first of each month and issue 20,000 shares of Common stock upon signing of the Consulting Agreement, and another 20,000 shares of Common stock 180 days after the Consulting Agreement was signed. In the Amendment, the compensation term was revised such that the Company is to pay $0 per month from the date of the Amendment and issue 20,000 shares of common stock upon signing of the Consulting Agreement, and 60,000 shares of Common stock 180 days after the Consulting Agreement was signed. As of June 30, 2012, additional $34,800 stock compensation expense will be amortized within one year of the Amendment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place too much reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any forward-looking statement after the date of this Report.

BUSINESS OVERVIEW

We operate our business through our wholly-owned subsidiaries Shenzhen Anytone Technology Co., Ltd. ("Shenzhen Anytone") and Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai"), companies incorporated under the laws of the Peoples’ Republic of China (“PRC” or “China”).

Through our subsidiaries, we manufacture and distribute lithium battery related products, solar panels, and solar related products in China. Our marketing team maintains relationships with our current customers and also searches for potential new customers. We seek to maintain and strengthen our position as a provider of lithium battery related products, solar panels, and solar related products while we also strive to improve the breadth of our product line and to improve the quality of our products.

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

Lithium battery was created in the 1990s, with the first mass production in 1993 in Japan. Lithium batteries were first used in notebook computers and now are used in cellular phones, video machines, laptops, digital cameras, MP3 players, global positioning satellite systems, 3G communication devices, hybrid cars and other electronic products. Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution.  Lithium battery energy/weight ration is higher than other batteries on the market. With an excellent safety standard. We beleive lithium battery is the future of the industy. According to Market Research, the market for lithium ion battery is expected to reach $43 billion by 2020. China has become one of the largest producers and consumers of lithium ion batteries. We anticipate there will be greater demand for lithium batteries in China and worldwide in the next few years. We believe the current trend towards smaller, lighter portable consumer products will continue and because of its size, the demand for lithium batteries will keep increasing.

Having engaged in the battery business for years, management of the Company has accumulated abundant knowledge about the battery industry, established a network among battery companies which are both upstream and downstream in the battery distribution flow, and gained a lot of experience in battery distribution. Assembling and distributing finished batteries has a higher profit margin than manufacturing battery accessories, so management of the Company believed our battery distribution business will be profitable due to the outstanding battery quality and strong distribution network the Company has.

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

Through Anytone, we develop and market our branded mobile power and related power backup devices. Shenzhen Anytone was founded in 2005 and has ability in Researh and Development ("R&D") and marketing. In addition, Anytone has built its brand name in China and its products are sold to end consumers directly. By focusing on R&D and marketing, Anytone only produces sample products in-house for testing.  It primarily outsources its production to third parties it has certified.

Mobile power units are lithium ion batteries’ application products. Currently, more and more advanced portable consumer electronic products are introduced to the market, such as laptops, smartphones, tablet PCs, etc. All these products consume power at a high rate. The original single lithium ion battery is not enough to support these products. Mobile power units are the solution. Compared to the creation of lithium ion battery in the 1990s, mobile power was started around 10 years ago and became popular and competitive in the past few years. The increasing competition is due to 1) increasing demand – many consumers have more than one portable consumer electronic device which need power support; 2) higher profits – mobile power units are sold to end consumers directly; 3) low technology limit – a mobile power unit includes three major components, battery cells, PCBs and cases. Therefore, most lithium ion battery related manufacturers can easily find a niche market; 4) no industry standards – mobile power is still a new business in the lithium ion battery industry without official standards. Therefore, this market is rampant with counterfeit products. However, we believe this market is still in its early stage. Once official industry standards are created and the consumers’ feedbacks are accumulated, only those products with real quality will survive.

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

On November 10, 2010, the Company’s subsidiary, Shenzhen Anytone executed a share exchange agreement to acquire from all the equity interest of Kim Fai, a Chinese company engaging in the technology development and sale of solar application products and solar energy batteries, all shareholders of Kim Fai. The price for the total outstanding stock of Kim Fai was $13,303,236 paid in cash, and 1,913,265 shares of common stock valued at $14,999,998, which was determined by multiplying the 1,913,265 shares by the stock price of New Energy on November 10, 2010. As of September 30, 2011, $13,303,326 was paid and 1,913,265 shares were issued.

On November 24, 2011, the Company entered into an Equity Transfer Agreement (“Equity Transfer”) with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion Electronics Limited (BVI) to the buyers for RMB85,553,892 ($13,578,043). The selling price equaled the appraised value of Billion Electronics, including its wholly owned subsidiaries E’Jenie and NewPower, less RMB153,033,107 ($24,287,500) of debt the Company owed E’Jenie, which shall be cancelled upon completion of the Equity Transfer. Xu is the Director of Marketing of NewPower and Fang is the Vice President of E’Jenie.  As of June 30, 2012, the Company received RMB 36,189,824 ($5,721,802) and had an outstanding receivable of RMB 49,364,068 ($7,804,719).

During the third quarter of 2011, the Company performed annual goodwill impairment assessment for NewPower. During the fourth quarter of 2011, the Company performed annual goodwill impairment assessment for Anytone and Kim Fai. The goodwill balance prior to the impairment charge was $60,858,842 and was established primarily as a result of a series acquisition of NewPower, Anytone and Kim Fai in 2010 and 2011. The Company completed the step one analysis using a combination of market capitalization approach and discounted cash flow. The market capitalization approach uses the Company’s publicly traded stock price to determine fair value (“FV”). The Discounted Cash Flow (“DCF”) method uses revenue and expense projections and risk-adjusted discount rates. The process of determining FV is subjective and requires management to exercise judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in NewPower and Anytone reporting units, which were corroborated by a combination of factors including a significant and sustained decline in the market capitalization, which was significantly below the book value, and the deteriorating macro environment, which has resulted in a decline in expected future demand. The Company therefore performed the second step of the goodwill impairment assessment for NewPower and Anytone to quantify the amount of impairment. This involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. Based on the analysis incorporating the declining market capitalization in 2011, as well as the significant end market deterioration and economic uncertainties impacting expected future demand including continued slow-down of the battery industry in China, and increased competition resulting from counterfeit products and decreased selling price from other manufacturers. The Company concluded the entire goodwill balance of NewPower of $14,306,538 and a portion of Anytone’s goodwill of $7,405,344 were impaired and recorded in operating expense. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company did not record a corresponding tax benefit in 2011. On December 9, 2011, the Company disposed its subsidiaries Billion, E’jenie and NewPower. As of June 30, 2012, due to continuing losses, utilizing DCF analysis, the Company concluded intangible assets (primarily patents) and goodwill were impaired in the amounts of $5,711,877 and $2,708,219, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table presents certain consolidated statements of operations information for the three months ended June 30, 2012 and 2011. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2012	% of Sales	2011	% of Sales
Net sales
Battery	$1,991,447	55%	$4,984,984	45%
Solar panel	1,598,897	45%	6,161,054	55%
Total revenue	3,590,344	100%	11,146,038	100%

Cost of sales
Battery	1,763,945	49%	2,466,610	22%
Solar panel	1,527,426	43%	4,676,631	42%
Total cost of sales	3,291,371	92%	7,143,241	64%

Gross profit	298,973	8%	4,002,797	36%

Operating expenses
Selling	323,378	9%	276,110	2%
General and administrative	1,576,709	44%	1,273,582	11%
Impairment of goodwill and intangible assets	8,420,096	235%	-	-%
Total operating expenses	10,320,183	287%	1,549,692	14%

Income (loss) from operations	(10,021,210)	(279)%	2,453,105	22%

Other income, net	9,758	-%	2,898	-%

Income (loss) before income taxes	(10,011,452)	(279)%	2,456,003	22%

Income tax expense (benefit)	114,884	3%	(668,954)	(6)%

Income (loss) from continued operations, net of tax	(9,896,568)	(276)%	1,787,049	16%
Income from discontinued operations, net of tax	-	-%	1,359,824	12%
Net income (loss)	$(9,896,568)	(276)%	$3,146,873	28%

Net Sales

Net sales for the three months ended June 30, 2012 was $3.59 million, compared to $11.15 million for the comparable period of 2011, a decrease of $7.56 million or 68%. Battery production and sales, mainly from Anytone, was $2.00 million for the three months ended June 30, 2012 compared to $4.98 million in the comparable period of 2011, a decrease of $2.99 million or 60%. Sales of solar products was $1.60 million in the three months ended June 30, 2012, compared to $6.16 million in the comparable period of 2011, a decrease of $4.56 million or 74%. The decrease was mainly due to (1) the battery industry being depressed in China and market competition intensifying; and (2) integration of the business section, resulting in reduced production and a 71% decrease in sales volume of batteries during the three months ended June 30, 2012 as compared to the same period of 2011.

Cost of Sales

Cost of Sales ("COS") for the three months ended June 30, 2012 was $3.29 million, as compared to $7.14 million for the comparable period of 2011, a decrease of $3.85 million, or 54% due to decreased sales and production volume.

COS for the battery segment was $1.76 million, or 89% of total battery revenue, for the three months ended June 30, 2012, compared to $2.47 million, or 49%, for the comparable period of 2011, a decrease of $0.70 million, or 28%.

COS for solar products for the three months ended June 30, 2012 was $1.53 million, or 95% of solar products sales, as compared to $4.68 million or 76% of sales for the comparable period of 2011, a decrease of $3.15 million, or 67%.

The decrease of total COS was due to decreased sales and production volume.  The percentage increase for COS to sales was mainly due to the increase of direct labor cost and the price increase of certain raw materials, as well as decreased production and sales volume. As a result, the increased variable cost absorbed by products increased in the three months ended June 30, 2012 compared to the comparable period of 2011. We raised our employees’ salaries as a result of overall inflation in China. Our workshop workers' base salary increased 15% in the three months ended June 30,  2012 compared to the comparable period of 2011.

Operating Expenses

Selling, general and administrative expenses were $1.90 million for the three months ended June 30, 2012 , or 53% of net revenue, as compared to $1.55 million, or 14% of net revenue, for the comparable period of 2011, an increase of $0.35 million, or 23%.

Selling expenses for the three months ended June 30, 2012 were $0.32 million, or 9% of net revenue, compared to $0.28 million, or 2% of net revenue, for the comparable period of 2011, an increase of $0.05 million, or 17%, which was mainly due to the increased marketing expenses including $0.11 million of advertisement and promotional expenses of $0.11 million.

General and administrative (“G&A”) expenses for the three months ended June 30, 2012 were $1.58 million, or 44% of net revenue, compared to $1.27 million, or 11% of net revenue, for the comparable period of 2011.  The increase in G&A expenses of $0.30 million was mainly due to the increase of $0.19 million of employees’ salaries and welfare expenses. For the three months ended June 30, 2012 and 2011, the US parent company recorded $0.46 million and $0.33 million as G&A expenses, respectively. These expenses mainly included stock option and warrant compensation paid to our directors and employees and certain expenses relating to being a public company in the US, such as accounting and legal fees.

During the three months ended June 30, 2012, the Company performed a goodwill and intangible asset impairment test resulting in $8.42 million impairment to goodwill and intangible assets of Anytone and Kim Fai.

Income From Discontinued Operations, net of tax

Net income from discontinued operations, net of tax was $0 for the three months ended June 30, 2012, as compared to $1.36 million for the comparable period of 2011, which was mainly from the disposed subsidiaries, Shenzhen NewPower Technology Development Co., Ltd. ("NewPower") and E’Jenie Technology Development Co., Ltd. ("E’Jenie").

Net Income (Loss)

Net loss for the three months ended June 30, 2012 was $9.90 million compared to net income of $3.15 million for the comparable period of 2011, a decrease of $13.04 million, or 414%, mainly due to goodwill impairment of $8.42 million in the first quarter of 2012.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table presents certain consolidated statements of operations information for the six months ended June 30, 2012 and 2011. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2012	% of Sales	2011	% of Sales

Net sales
Battery	$4,988,308	58%	$11,953,882	51%
Solar panel	3,557,301	42%	11,675,972	49%
Total revenue	8,545,609	100%	23,629,854	100%

Cost of sales
Battery	4,639,514	93%	5,745,805	48%
Solar panel	3,390,119	95%	8,553,509	73%
Total cost of sales	8,029,633	94%	14,299,314	61%

Gross profit	515,976	6%	9,330,540	39%

Operating expenses
Selling	718,733	8%	597,973	3%
General and administrative	3,242,307	38%	2,656,014	11%
Impairment of goodwill and intangible assets	8,420,096	99%	-	-%
Total operating expenses	12,381,136	145%	3,253,987	14%

Income (loss) from operations	(11,865,160)	(139)%	6,076,553	25%

Other income, net	16,677	-%	6,787	-%

Income (loss) before income taxes	(11,848,483)	(139)%	6,083,340	25%

Income tax expense (benefit)	299,613	4%	(1,656,055)	(7)%

Income (loss) from continued operations, net of tax	(11,548,870)	(135)%	4,427,285	18%
Income from discontinued operations, net of tax		-%	4,180,143	18%
Net income (loss)	$(11,548,870)	(135)%	$8,607,428	36%

Net Sales

Net sales for the six months ended June 30, 2012 was $8.55 million, compared to $23.63 million for the comparable period of 2011, a decrease of $15.08 million or 64%. Battery production and sales, mainly from Anytone, was $4.99 million for the six months ended June 30, 2012 compared to $11.95 million in the comparable period of 2011, a decrease of $6.97 million or 58%. Sales of solar products was $3.56 million in the six months ended June 30, 2012, compared to $11.68 million in the comparable period of 2011, a decrease of $8.12 million or 70%. The decrease was mainly due to (1) the battery industry being depressed in China and market competition intensifying; and (2) integration of the business section, resulting in reduced production and a 71% decrease in sales volume of batteries during the three months ended June 30, 2012 as compared to the same period of 2011.

Cost of Sales

COS for the six months ended June 30, 2012 was $8.03 million, as compared to $14.30 million for the comparable period of 2011, a decrease of $6.27 million, or 44% due to decreased sales and production volume.

COS for the battery segment was $4.64 million, or 93% of total battery revenue, for the six months ended June 30, 2012, as compared to $5.75 million, or 48%, for the comparable period of 2011, a decrease of $1.11 million, or 19%.

COS for solar products for the six months ended June 30, 2012 was $3.39 million, or 95% of solar products sales, as compared to $8.55 million or 73% of sales, for the comparable period of 2011, a decrease of $5.16 million, or 60%.

The decrease on total COS was due to decreased sales and production volume.  The percentage increase for COS to sales was mainly due to the increase of direct labor cost and the price increase of certain raw materials, as well as decreased production and sales volume.  As a result the increased variable cost absorbed by products increased in the six months ended June 30, 2012 compared to the comparable period of 2011. We raisedour employees’ salaries as a result of overall inflation in China.  For our workshop workers, their base salary increased 15% in 2012 compared to the Comparable period of 2011.

Operating Expenses

Operating expenses, excluding goodwill impairment, for the six months ended June 30, 2012 were $3.96 million, or 49% of net revenue, compared to $3.25 million, or 14% of net revenue, for the comparable period of 2011, an increase of $0.71 million, or 22%.

Selling expenses for the six months ended June 30, 2012 were $0.72 million, or 8% of net revenue, compared to $0.60 million, or 3% of net revenue, for the comparable period of 2011, an increase of $0.12 million, or 20%, which was mainly due to the increased marketing expenses including advertisement and promotional expenses of $0.18 million.

G&A expenses for the six months ended June 30, 2012 were $3.24 million, or 38% of net revenue, compared to $2.66 million, or 11% of net revenue, for the comparable period of 2011.  The increase in G&A expenses of $0.59 million was mainly due to the increase of $0.58 million of employees’ salary and welfare expenses. For the six months ended June 30, 2012 and 2011, the US parent company recorded $0.85 million and $0.82 million as G&A expenses, respectively. These expenses mainly included stock option and warrant compensation paid to our directors and employees and certain expenses relating to being a public company in the US, including accounting and legal fees.

During the six months ended June 30, 2012, the Company performed goodwill and intangible assets impairment test resulting in $8.42 million impairment to goodwill and intangible assets of Anytone and Kim Fai.

Income From Discontinued Operations, net of tax

Net income from discontinued operations, net of tax for the six months ended June 30, 2012 was $0 compared to $4.18 million for the comparable period of 2011, which was mainly from the disposed subsidiaries, NewPower and E’Jenie.

Net Income (Loss)

Net loss for the six months ended June 30, 2012 was $11.55 million compared to net income of $8.61 million for the comparable period of 2011, a decrease of $20.16 million, or 234%, due to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations and liquidity needs are funded primarily through cash flows from operations, short term financing and sale of Compay stock. Cash and equivalents were $9,033,416 as of June 30, 2012. Working capital as of June 30, 2012 was $22,246,998.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$(75,095)	$6,561,484
Investing Activities	4,609,683	(12,964)
Financing Activities	-	(6,669,773)

Net cash used in operating activities was $75,095 for the six months ended June 30, 2012 compared to $6.56 million provided by operating activities for the comparable period of 2011. The decrease in net cash provided by operating activities for the six months ended June 30, 2012 was mainly due to the net loss in the period and our timely payment of accounts payable. We have experienced timely payment from our customers for the six months ended June 30, 2012.

Net cash provided by investing activities was $4.61 million for the six months ended June 30, 2012 compared to $12,964 cash used in the comparable period of 2011. The cash provided in the six months ended June 30, 2012 was mainly from the sale of disposed subsidiaries. During the six months ended June 30, 2011, the cash used was for the purchase of fixed assets.

Net cash used in financing activities was $0 for the six months ended June 30, 2012, compared to $6.67 million for the comparable period of 2011. During the six months ended June 30, 2011, the cash outflow was due to the repayment of the Kim Fai acquisition liability of $6.76 million.

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

As of June 30, 2012 and December 31, 2011, the Company did not have an outstanding balance under the CIC Loan.

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

The GJC Loan Agreement is guaranteed by Weihu Yu pursuant to a Guarantee Letter, dated April 21, 2011, made by Weihu Yu to GJC (the “GJC Guarantee Letter”) for two years commencing at the date of maturity of the GJC Loan Agreement. The GJC Loan Agreement is also secured by 539,091 shares of the Company’s common stock held by GoldRiver pursuant to that certain Security Agreement, dated April 21, 2011, by and between GoldRiver and GJC (the “GJC Security Agreement”). Weihu Yu is the beneficial owner of the shares held by GoldRiver. The security interest granted under the GJC Security Agreement terminates two years after the statute of limitation expires for which GJC can make a claim under the GJC Loan. The GJC Loan Agreement contains covenants that, among other things, require the Company to deliver to GJC financial statements and other relevant materials. The GJC Loan Agreement also gives GJC priority rights in the event that the Company needs financing, including equity investment, strategic investor introduction or share ownership restructuring. Any failure by the Company to comply with these covenants and any other obligations under the GJC Loan Agreement could result in an event of default which could lead to acceleration of the amounts owed and other remedies.

As of June 30, 2012 and December 31, 2011, the Company did not have an outstanding balance under the GJC Loan.

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

Recent Accounting Pronouncement

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. As of June 30, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness and concluded that the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Class Action by Investors

In February 2012, two separate securities class action complaints were filed in the US District Court for the Southern District of New York (“SDNY”) against the Company and certain of its current and former officers and directors. The complaints alleged the Company issued materially false and misleading statements and omitted to state material facts that rendered its statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected, during a putative class period between April 15, 2010 and November 14, 2011. The complaints seek, among other relief, compensatory damages and attorneys’ fees. On May 10, 2012, the Court consolidated the two complaints for all purposes under the caption In re New Energy Systems Group Sec. Litig., and appointed a lead plaintiff. The Company believes it is likely that a consolidated amended complaint will be filed shortly. The Company has not yet responded to either complaint, but the Company believes the lawsuit has no merit and intends to vigorously defend against it. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

Derivative Action by Shareholder

In April 2012, a shareholder derivative complaint entitled Campbell, et al. v. Yu, et al. was filed in the US District Court for the SDNY by a shareholder purporting to act on behalf of the Company against certain of the Company's current and former officers and directors, and the company's independent auditor Goldman Kurland & Mohidin LLP. The Company is named as a nominal defendant. The complaint asserts causes of action for breach of fiduciary duty and gross mismanagement against the officer and director defendants, and a claim for unjust enrichment against the Company's auditor, based upon allegations that the defendants caused the Company to issue materially false and misleading statements relating to the Company’s financial performance, business prospects, and financial condition. The complaints seek, among other relief, compensatory damages, restitution and attorneys’ fees.  Plaintiffs' counsel has stated that they intend to file an amended complaint shortly. None of the defendants have responded to the original complaint, and no discovery has occurred.  The Company believes the initial complaint has no merit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

ITEM 1A.    RISK FACTORS.

N/A.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 11, 2012, the Company granted three year options to purchase 30,000, 15,000 and 10,000 shares of the Company’s common stock to Elan Yaish, Li Liu and Shuxian Cui, the Company’s independent directors, respectively, at an exercise price of $0.87 per share. The options vest in two equal installments, the first being on the date of grant and the second being on the first anniversary of the date of grant.

On July 23, 2012, the Company entered into an ("Amendment") to the Investor Relations Consulting Agreement dated December 14, 2011 ("Consulting Agreement"), between the Company and an IR firm. Originally, the Company would pay $8,000 per month at the first of each month and issue 40,000 shares of the Company's common stock in two equal installments. Pursuant to the Amendment, the Company shall cease cash payments from the date of the Amendment and issue 60,000 shares of the Company's common stock in the second trench, instead of 20,000 share of the Company's common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

To our knowledge, there are no material defaults upon senior securities.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)	Exhibits

Exhibit No.	Title of Document	Location

2.1	Share Exchange Agreement, dated February 14, 2006, between us, UPE Limited (Far East), Shenzhen Zhuo Tong Power Supply Industry Co., Ltd., and the shareholders of UPE Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed February 21, 2006

2.2	Amended and Restated Share Exchange Agreement, dated March 22, 2006, between us, Galaxy View International Ltd., Shenzhen Sono, and the shareholders of Galaxy View International Ltd.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 24, 2006

2.3	Share Exchange Agreement and Plan or Reorganization	Incorporated by reference as Exhibit 10.1 to Form 8-K filed September 29, 2004

3.1.1	Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(1) to Form 8-K filed September 16, 2004

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(2) to Form 8-K filed September 16, 2004

3.1.3	Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3(i)(3) to Form 8-K filed September 16, 2004

3.1.4	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3(i) to Form 8-K filed July 28, 2006

3.1.5	Certificate of Amendment to Articles of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on November 19, 2009

3.1.6	Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on October 21, 2010.

3.2	Bylaws	Incorporated by reference as Exhibit 3.4 to Form SB-2/A filed March 22, 2002

4.1	Form of Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form SB-2/A filed March 22, 2002

4.2	2004 Equity Incentive Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed March 2, 2004

4.3	Form of Class A, B and C Warrants	Incorporated by reference as Exhibit 4.3 to Form 10-KSB filed March 30, 2006

4.4	Form of Subscription Agreement dated March 17, 2004 by and among Jasmine's Garden and the Investors	Incorporated by reference as Exhibit 4.1 to Form 8-K filed March 22, 2004

4.5	2011 Equity Incentive Plan	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 2, 2012

10.1	Sales Contract dated April 21, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Shenzhen Gao Yi Electonics Co. LTD.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 22, 2005

10.2	Sales Contract dated July 12, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Wuhan Jie Xin Communication Development Co., LTD.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed July 14, 2005

10.3	Sales Contract dated December 31, 2005 between Shenzhan E'Jenine Science & Technology Co., LTD. and Yin Si Qi Electronics Co.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed January 6, 2006

10.4	Loan Agreement dated March 10, 2006, between New Energy Systems Group and United Private Equity (The Pacific) Limited	Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 15, 2006

10.5	Employment Agreement dated December 10, 2009 between New Energy Systems Group and Weihe Yu	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.6	Employment Agreement dated July 1, 2009 between New Energy Systems Group and Fushun Li	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.7	Employment Agreement dated September 1, 2009 between New Energy Systems Group and Junfeng Chen	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 15, 2010

10.8	Share Exchange Agreement, dated November 10, 2010, by and among Shenzhen Anytone Technology Co. Ltd, Shenzhen Kim Fai Solar Energy Technology Co., Ltd., and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 12, 2010

10.9	Letter of Appointment, dated June 11, 2010, by and between Mr. Elan Yaish and the Company.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed June 17, 2010

10.10	Lease Agreement, dated August 28, 2009, by and between Shenzhen Longgang District Tailian Industrial Development Co., Ltd. and Shenzhen NewPower Technology Co., Ltd.	Incorporated by reference as Exhibit 10.10 to Form 10-K filed March 28, 2011

10.11	Lease Agreement, dated January 1, 2009, by and between China Great wall calculator Shenzhen Co., Ltd. And Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit 10.11 to Form 10-K filed March 28, 2011

10.12	2004 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on March 2, 2004

10.13	China Digital Communication Group 2009 Equity Incentive Plan	Incorporated by reference to the Registration Statement on Form S-8 filed on October 28, 2009

10.14	Employment Agreement, dated September 1, 2008, by and between Nian Chen and Shenzhen Anytone Technology Co., Ltd.	Incorporated by reference as Exhibit 10.14 to Form 10-K filed March 28, 2011

10.15	Lease Agreement, dated December 23, 2005, by and between Kim Fai	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

10.16	Branding Strategy Consulting Agreement, dated August 18, 2009, by and between the Company and Rui Wang, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.15 to Form 10-K/A filed August 19, 2011

10.17	Branding Strategy Consulting Agreement, dated August 18, 2009, by and between the Company and Qiong Xiong, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.16 to Form 10-K/A filed August 19, 2011

10.18	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Zhiyong Xu, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.17 to Form 10-K/A filed August 19, 2011

10.19	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Changsuo Li, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.18 to Form 10-K/A filed August 19, 2011

10.20	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Fang Gao, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.19 to Form 10-K/A filed August 19, 2011

10.21	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Xi Li, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.20 to Form 10-K/A filed August 19, 2011

10.22	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Shuang Yang, and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.21 to Form 10-K/A filed August 19, 2011

10.23	Financial Consulting Agreement, dated August 18, 2009, by and between the Company and Jie Zhang and amended pursuant to that certain Supplemental Agreement dated October 10, 2009	Incorporated by reference as Exhibit 10.22 to Form 10-K/A filed August 19, 2011

10.24	Loan Agreement between New Energy Systems Group and Chuangding Investment Consulting (Shenzhen) Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 26, 2011

10.25	Security Agreement between New Energy Systems Group and Chuangding Investment Consulting (Shenzhen) Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed April 26, 2011

10.26	Guarantee Letter with between New Energy Systems Group and Chuangding Investment Consulting (Shenzhen) Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.3 to Form 8-K filed April 26, 2011

10.27	Loan Agreement between New Energy Systems Group and Beijing Guojincheng Asset Management Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed April 26, 2011

10.28	Security Agreement New Energy Systems Group and Beijing Guojincheng Asset Management Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.5 to Form 8-K filed April 26, 2011

10.29	Guarantee Letter New Energy Systems Group and Beijing Guojincheng Asset Management Co., Ltd., dated April 21, 2011.	Incorporated by reference as Exhibit 10.6 to Form 8-K filed April 26, 2011

10.30	Equity Transfer Agreement between New Energy Systems Group and Billion Electronics Limited (BVI), dated November 24, 2011.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 30, 2011

10.31	Security Agreement between New Energy Systems Group and Shenzhen E’Jenie Technology Development Co., Ltd., dated November 24, 2011.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed November 30, 2011

10.32	Guarantee Agreement made to New Energy Systems Group by Xuemei Fang, dated November 24, 2011.	Incorporated by reference as Exhibit 10.3 to Form 8-K filed November 30, 2011

10.33	Guarantee Agreement made to New Energy Systems Group by Weirong Xu, dated November 24, 2011.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed November 30, 2011

14.1	Code of Ethics	Incorporated by reference as Exhibit 14.1 to Form 8-K filed June 17, 2010

21.1	Subsidiaries	Incorporated by reference as Exhibit 21.1 to Form 10-K filed April 2, 2012

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taximonomy Extension Calculation Linkbase*

101.DEF	XBRL Taximonomy Extension Definition Linkbase*

101.LAB	XBRL Taximonomy Extension Label Linkbase*

101.PRE	XBRL Taximonomy Extension Presentation Linkbase*

*  Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Dated: August 14, 2012	By:	/s/ Weihe Yu
Name: Weihe Yu
Title: Chief Executive Officer

Dated: August 14, 2012	By:	/s/ Junfeng Chen
Name: Junfeng Chen
Title: Chief Financial Officer