Form 10-Q
period 2012-09-30
NEW ENERGY SYSTEMS GROUP
filed 2012-11-14
CIK 1144320

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,711,731 shares of common stock, $.001 par value, were outstanding as of November 13, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$10,349,517	$4,528,731
Accounts receivable	4,253,457	6,614,814
Inventory	479,829	1,661,515
Prepayments	50,946	554,375
Other receivables	5,520,000	5,520,000
Taxes receivable	-	217,106
Due from shareholders	282,540	284,337
Deferred compensation	607,087	686,979

Total current assets	21,543,376	20,067,857

Noncurrent assets
Property and equipment, net	330,465	208,271
Other receivables	2,322,500	8,030,209
Deferred compensation	-	423,493
Goodwill	29,830,694	39,888,807
Intangible assets, net	3,412,640	11,051,910

Total noncurrent assets	35,896,299	59,602,690

TOTAL ASSETS	$57,439,675	$79,670,547

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,542,990	$2,837,889
Accrued expenses and other payables	873,070	818,452
Taxes payable	71,404	21,103

Total current liabilities	2,487,464	3,677,444

Deferred tax liability	853,160	2,764,571

TOTAL LIABILITIES	3,340,624	6,442,015

Commitments and Contingencies

Stockholders' equity
Preferred stock, $.001 par value, 60,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 140,000,000 shares authorized, 14,631,731 and 14,571,731 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	14,631	14,571
Additional paid in capital	74,298,859	74,255,585
Statutory reserves	2,410,573	2,410,573
Other comprehensive income	3,249,413	3,292,074
Accumulated deficit	(25,874,425)	(6,744,271)

TOTAL STOCKHOLDERS' EQUITY	54,099,051	73,228,532

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,439,675	$79,670,547

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

NET SALES
Battery	$6,687,091	$13,657,611	$1,698,783	$1,703,729
Solar panel	5,494,777	16,649,096	1,937,476	4,973,124
Total sales	12,181,868	30,306,707	3,636,259	6,676,853

COST OF SALES
Battery	6,191,309	6,546,438	1,551,795	800,633
Solar panel	5,235,908	13,220,831	1,845,789	4,667,322
Total cost of sales	11,427,217	19,767,269	3,397,584	5,467,955

GROSS PROFIT	754,651	10,539,438	238,675	1,208,898

OPERATING EXPENSE
Selling	892,253	881,257	173,520	283,284
General and administrative	4,839,943	4,197,889	1,597,636	1,541,875
Patent impairment	6,086,840	-	6,086,840	-
Goodwill impairment	10,058,113	-	1,638,017	-
Total operating expenses	21,877,149	5,079,146	9,496,013	1,825,159

INCOME (LOSS) FROM OPERATIONS	(21,122,498)	5,460,292	(9,257,338)	(616,261)

OTHER INCOME (EXPENSES)
Other expense (income)	(810)	1,983	(204)	(341)
Interest income	26,288	10,254	9,005	5,791
Total other income, net	25,478	12,237	8,801	5,450

INCOME (LOSS) BEFORE INCOME TAXES	(21,097,020)	5,472,529	(9,248,537)	(610,811)
INCOME TAX BENEFIT (EXPENSE)	1,966,866	(1,570,786)	1,667,253	85,269

INCOME (LOSS) FROM CONTINUING OPERATIONS	(19,130,154)	3,901,743	(7,581,284)	(525,542)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(12,147,523)	-	(16,327,666)

NET LOSS	(19,130,154)	(8,245,780)	(7,581,284)	(16,853,208)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(278,743)	659,551	(241,737)	298,160

COMPREHENSIVE LOSS	$(19,408,897)	$(7,586,229)	$(7,823,021)	$(16,555,048)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	14,595,600	14,381,065	14,631,731	14,551,731
Diluted	14,595,600	14,548,462	14,631,731	14,551,731

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS
Basic	$(1.31)	$0.27	$(0.52)	$(0.04)
Diluted	$(1.31)	$0.27	$(0.52)	$(0.04)

NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS
Basic	$-	$(0.84)	$-	$(1.12)
Diluted	$-	$(0.83)	$-	$(1.12)

NET INCOME (LOSS) PER SHARE
Basic	$(1.31)	$(0.57)	$(0.52)	$(1.16)
Diluted	$(1.31)	$(0.57)	$(0.52)	$(1.16)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,130,154)	$(8,245,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,618,413	2,328,860
Changes in deferred taxes	(1,911,410)	(509,557)
Deferred stock compensation	533,985	506,250
Stock options and warrant expense	29,534	33,828
Goodwill impairment	10,058,113	13,564,691
Patent impairment	6,086,840	-
(Increase) / decrease in current assets:
Accounts receivable	2,477,524	755,306
Inventory	1,175,628	(1,177,906)
Prepaid expenses, deposits and other receivables	502,024	(868,679)
Increase/(decrease) in current liabilities:
Accounts payable	(1,430,992)	(1,736,844)
Accrued expenses and other payables	55,738	193,518
Taxes payable	267,180	(1,969,979)

NET CASH PROVIDED BY OPERATING ACTIVITIES	332,423	2,873,708

CASH FLOWS FROM INVESTING ACTIVITIES
Cash from sale of disposed subsidiaries	5,728,957	-
Acquisition of property and equipment	(189,964)	(84,771)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,538,993	(84,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition liability for subsidiaries	-	(6,802,616)
Cash from warrant exercise	-	87,500

NET CASH USED IN FINANCING ACTIVITIES	-	(6,715,116)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(50,630)	457,787

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,820,786	(3,468,392)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,528,731	13,065,008

CASH AND EQUIVALENTS, END OF PERIOD	$10,349,517	$9,596,616

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$-	$4,745,614
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENERGY SYSTEMS GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED) AND DECEMBER 31, 2011

Note 1 – ORGANIZATION

New Energy Systems Group ("New Energy" or the "Company", FKA: China Digital Communication Group) was incorporated under the laws of the State of Nevada on March 27, 2001, and operates its business through its wholly owned subsidiaries E'Jenie Technology Development Co., Ltd ("E'Jenie"), Shenzhen Anytone Technology Co., Ltd. ("Shenzhen Anytone"), Shenzhen NewPower Technology Development Co., Ltd. ("NewPower"), Shenzhen Kim Fai Solar Energy Technology Co., Ltd. ("Kim Fai"), companies incorporated under the laws of the People's Republic of China ("PRC" of “China”). Through our subsidiaries, the Company manufactures and distributes lithium battery, battery shells and related application products primarily in China. When used in these notes, the terms "Company," "we," "our," or "us" mean New Energy Systems Group and its Subsidiaries.

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

On October 20, 2010, the Company filed an Amendment to its Certification of Designations, Preferences and Rights for its Series A Convertible Preferred Stock. As a result of the Amendment, the Series A were convertible at the option of the holder until June 29, 2011, when every 10 issued and outstanding shares of Series A were automatically converted into one share of common stock (on a post-split basis). Additionally, the Series A were be subject to a lock-up provision through June 29, 2011, provided, however, that the common stock issuable upon the optional conversion of the Series A shall not be subject to such lock-up limitations. In 2011, 5,022,727 shares Series A preferred stock were converted to 502,273 shares of common stock, and there were 2,553,030 shares of Series A preferred stock outstanding, however, all the outstanding Series A preferred stock was automatically converted.

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

On November 24, 2011, the Company entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion to the Buyers for RMB 85,553,892 ($13,578,043). The selling price equaled the appraisal value of Billion, including its wholly owned subsidiaries E’Jenie and NewPower less RMB 153,033,107 ($24,287,500) the Company owes E’Jenie, which was cancelled upon completion of the Equity Transfer. Xu is the Director of Marketing of NewPower and Fang is the Vice President of E’Jenie. 20% of the purchase price was paid upon the registration of the Equity Transfer with the relevant PRC authority; thereafter, the Buyers will pay an aggregate of RMB 5,800,000 ($920,000) every two months, until the purchase price is paid in full.  As of September 30, 2012, the Company received RMB 36,189,823 ($5,707,274) and had an outstanding receivable of RMB 49,364,068 ($7,784,903).

Effective January 13, 2012, Kim Fai’s business including all the assets and liabilities were transferred into Shenzhen Anytone to maximize operational efficiency and save costs.  All of Kim Fai’s products will be sold under the “Anytone” brand name.  Kim Fai was owned 100% by Shenzhen Anytone; accordingly, this transfer was recorded at historical cost due to the companies being under common control. Kim Fai will be dissolved after the transfer and is currently in the process of deregistration.

The consolidated interim financial information as of September 30, 2012 and for the nine and three month periods ended September 30, 2012 and 2011 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Yuan Renminbi (“CNY” or “RMB“); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Exchange Gain

During the nine and three months ended September 30, 2012, the transactions of Anytone and Kim Fai, and during the nine and three months ended September 30, 2011, the transactions of E’Jenie, Anytone, Kim Fai and NewPower were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the nine and three months ended September 30, 2012 and 2011, the accounts of Chinese operating subsidiaries were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Translation,” with the CNY as the functional currency. According to Topic 830, all assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity was translated at the historical rates and income statement items were translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income” as a component of stockholders’ equity. There were no significant fluctuations in the exchange rate for the conversion of CNY to USD after the balance sheet date.

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

Principles of Consolidation

The consolidated financial statements include the accounts of New Energy and its wholly owned subsidiaries Anytone and Kim Fai are collectively referred to as the Company.  All material intercompany accounts, transactions and profits were eliminated in consolidation.

Reclassifications

Certain prior year amounts were reclassified to conform to the presentation in the current year including the disposal of Billion, E’Jenie and NewPower on December 9, 2011. The reclassifications did not have an affect on the results of operations or cash flow.

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

At September 30, 2012 and December 31, 2011, the Company had not taken any significant uncertain tax positions on its tax returns for 2011 or prior years or in computing its tax provision for 2012.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2012 and December 31, 2011, the Company had approximately $10,124,000 and $4,307,000 cash in state-owned banks, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There was no allowance for doubtful accounts at September 30, 2012 and December 31, 2011.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2012 and December 31, 2011, inventory consisted of the following:

	2012	2011

Raw Materials	$427,571	$1,562,024
Work-in-process	42,547	45,323
Finished goods	9,711	54,168
	$479,829	$1,661,515

Property and Equipment, net

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

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years
Leasehold Improvement	1 year

As of September 30, 2012 and December 31, 2011, Property and Equipment consisted of the following:

	2012	2011

Machinery	$303,517	$297,992
Office equipment	107,982	116,125
Leasehold improvement	189,244	-
Subtotal	600,743	414,117
Accumulated depreciation	(270,278)	(205,846)
Plant and Equipment, net	$330,465	$208,271

Depreciation was $ 65,276 and $33,129 for the nine months ended September 30, 2012 and 2011, respectively. Depreciation was $42,312 and $11,192 for the three months ended September 30, 2012 and 2011, respectively.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value (“FV”) of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of September 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

	Nine Months Ended September 30,
	2012	2011

Income (loss) from continuing operations	$(19,130,154)	$3,901,743
Loss from discontinued operations	-	(12,147,523)
Net loss	$(19,130,154)	$(8,245,780)

Weighted average shares outstanding - basic	14,595,600	14,381,065
Effect of dilutive securities:
Preferred stock	-	167,397
Options issued	-	-
Weighted average shares outstanding – diluted	14,595,600	14,548,462

Income (loss) per share from continuing operations – basic	$(1.31)	$0.27
Income (loss) per share from continuing operations – diluted	$(1.31)	$0.27
Income (loss) per share from discontinued operations – basic	$-	$(0.84)
Income (loss) per share from discontinued operations – diluted	$-	$(0.83)
Net income (loss) per share – basic	$(1.31)	$(0.57)
Net income (loss) per share – diluted	$(1.31)	$(0.57)

	Three Months Ended September 30,
	2012	2011

Loss from continuing operations	$(7,581,284)	$(525,542)
Loss from discontinued operations	-	(16,327,666)
Net loss	$(7,581,284)	$(16,853,208)

Weighted average shares outstanding - basic	14,631,731	14,551,731

Weighted average shares outstanding – diluted	14,631,731	14,551,731

Income (loss) per share from continuing operations – basic	$(0.52)	$(0.04)
Income (loss) per share from continuing operations – diluted	$(0.52)	$(0.04)
Income (loss) per share from discontinued operations – basic	$-	$(1.12)
Income (loss) per share from discontinued operations – diluted	$-	$(1.12)
Net income (loss) per share – basic	$(0.52)	$(1.16)
Net income (loss) per share – diluted	$(0.52)	$(1.16)

The warrants and options to purchase up to 277,000 shares of common stock were anti-dilutive during the nine and three months ended September 30, 2012; 261,000 shares of common stock were anti-dilutive during the nine and three months ended September 30, 2011. The diluted EPS was anti-dilutive for the nine and three months ended September 30, 2012 and 2011 due to the Company’s net loss.

Goodwill

Goodwill is the excess of the purchase price over the FV of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of in its subsidiaries. Under FASB ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. Impairment testing is performed at a reporting unit level. An impairment loss generally is recognized when the carrying amount of the reporting unit exceeds its FV, with the FV of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

During the third quarter of 2011, the Company performed goodwill impairment assessment for NewPower. During the fourth quarter of 2011, the Company performed annual goodwill impairment assessment for Anytone and Kim Fai.  The goodwill balance prior to the impairment charge was $60,858,842 and was established primarily as a result of acquisitions of NewPower, Anytone and Kim Fai in 2010 and 2011. The Company completed the step one analysis using a combination of market capitalization approach and DCF. The market capitalization approach uses the Company’s publicly traded stock price to determine FV. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining FV is subjective and requires management to exercise judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in NewPower and Anytone reporting units, which were corroborated by a combination of factors including a significant and sustained decline in the market capitalization, which is below the book value, and the deteriorating macro environment, which has resulted in a decline in expected future demand. The Company therefore performed the second step of the goodwill impairment assessment for NewPower and Anytone to quantify the impairment. This involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. Based on the analysis incorporating the declining market capitalization in 2011, as well as the significant end market deterioration and economic uncertainties impacting expected future demand including continued slow-down of the battery industry in China, and increased competition resulting from counterfeit products and decreased selling price from other manufacturers.  The Company concluded the entire goodwill balance of NewPower of $14,306,538 and a portion of Anytone’s goodwill of $7,405,344 were impaired and expensed. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company did not record a corresponding tax benefit in 2011.  On December 9, 2011, the Company disposed its subsidiaries Billion, E’Jenie and NewPower. As of September 30, 2012, due to continuing losses and decline in market capitalization, the Company conducted impairment test of its goodwill using DCF analysis, concluding $10,058,113 of goodwill related to Anytone and Kim Fai were impaired.

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

The Company follows FASB ASC Topic 360 (“ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB ASC Topic 225, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced for the cost of disposal. As of September 30, 2012, due to continuing losses, the Company performed impairment test of it is intangible assets, mainly consisting of patents, and concluded $6,086,840 of intangible assets were impaired.

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

Recent accounting pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.”  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. As of September 30, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 – INTANGIBLE ASSETS, NET

As of September 30, 2012 and December 31, 2011, intangible assets consisted of the following:

	2012	2011

Patents	$15,167,497	$15,167,497
Accumulated amortization	(5,668,017)	(4,115,587)
Less: impairment	(6,086,840)	-
Intangible assets, net	$3,412,640	$11,051,910

The intangible assets are amortized over 10-30 years.  Amortization was $1,552,430 and $1,509,304 for the nine months ended September 30, 2012 and 2011, and for the three months ended September 30, 2012 and 2011 was $515,901 and $509,809, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from September 30, 2012 is estimated to be:

Years ending September 30,
2013	$553,401
2014	553,401
2015	553,401
2016	553,401
2017	553,401
Thereafter	645,635
Total	$3,412,640

Note 4 - OTHER RECEIVABLES

As of September 30, 2012 and December 31, 2011, other receivables are comprised of the following:

	2012	2011

Receivable for sale of discontinued operations	$7,794,098	$13,501,372
Other receivables and deposits	48,402	48,837
Total	$7,842,500	$13,550,209
Current	$5,520,000	$5,520,000
Noncurrent	$2,322,500	$8,030,209

Note 5 – TAXES PAYABLE

As of September 30, 2012 and December 31, 2011, taxes payable are comprised of the following:

	2012	2011

VAT	$38,698	$-
Other	32,706	21,103
Total	$71,404	$21,103

Note 6 –ACCRUED EXPENSES AND OTHER PAYABLES

As of September 30, 2012 and December 31, 2011, accrued expenses and other payables are comprised of the following:

	2012	2011

Payable for expense reimbursement	$662,708	$540,653
Payroll payables	151,230	201,484
Accrued expenses	59,132	76,315
Total	$873,070	$818,452

Note 7 – RELATED PARTY TRANSACTIONS

Due from Shareholders

As of September 30, 2012 and December 31, 2011, the Company had $282,540 and $284,337 unsecured, due on demand, and non interest bearing advances to the original owners of Anytone International.

Note 8 – DEFERRED TAX LIABILITY

Deferred tax is the tax effect of the difference between the tax bases and book bases of intangible assets. At September 30, 2012 and December 31, 2011, deferred tax liability represents the difference between the FV and the tax basis of patents acquired in the acquisition of Anytone.

Note 9 – STOCK OPTIONS AND WARRANTS

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

The Company recorded $29,534 and $31,579 option expense in the nine months ended September 30, 2012 and 2011; and $3,641 and $6,091 during the three months ended September 30, 2012 and 2011, respectively.

The outstanding options as of September 30, 2012 listed as follow:

Number of Shares
Outstanding at January 1, 2011	25,000
Exercisable at January 1, 2011	12,500

Granted	25,000
Exercised	-
Expired	-

Outstanding at December 31, 2011	50,000
Exercisable at December 31, 2011	37,500

Granted	55,000
Exercised	-
Expired	-

Outstanding at September 30, 2012	105,000
Exercisable at September 30, 2012	77,500

Options outstanding at September 30, 2012 are as follows:

Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$6.55 - 0.58	105,000	1.98	$2.61	77,500	$3.33

Warrants

On May 30, 2011, the Company granted the IR firm a warrant to purchase the second 36,000 shares at $5.90, over a term of three years which vested on November 1, 2011. If the agreement is cancelled after six months by either party, the IR firm will be entitled to a pro-rata of the warrants for the period services were provided. The FV of the warrants was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.81%, and dividend yield of 0%. The grant date FV of warrants was $33,055. As of September 30, 2012, the agreement is not cancelled.

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

The Company recorded $0 and $2,248 warrant expense in the nine months ended September 30, 2012 and 2011; and $0 and $7,700 during the three months ended September 30, 2012 and 2011, respectively. The outstanding warrants as of September 30, 2012 listed were as follows:

Number of Shares
Outstanding at January 1, 2011	236,000
Exercisable at January 1, 2011	200,000

Granted	36,000
Exercised	(17,500)
Expired	82,500

Outstanding at December 31, 2011	172,000
Exercisable at December 31, 2011	172,000

Granted	-
Exercised	-
Expired	-

Outstanding at September 30, 2012	172,000
Exercisable at September 30, 2012	172,000

Warrants outstanding at September 30, 2012 are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$$5.00-$6.50	172,000	0.66	$6.10	172,000	$6.10

Note 10 – COMMON STOCK AND NON-CASH STOCK COMPENSATION

Stock Issued to Consultants

On August 18, 2009, the Company entered into four-year consulting agreements to promote the Company's image in both the industry and capital markets. In connection with the agreements, the Company issued 1,000,000 shares of Common Stock valued at $2.70 (stock price at grant date) to eight consultants, and recorded $2,700,000 as deferred compensation. During the nine months ended September 30, 2012 and 2011, the Company amortized $506,250 as stock-based compensation for each period; and during the three months ended September 30, 2012 and 2011, the Company amortized $168,750 as stock-based compensation for each period. According to ASC 505-50-25-6, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services; therefore, the Company recorded unamortized portion of deferred compensation as an asset.

On December 14, 2011, the Company entered into a one-year consulting agreement with an IR firm for financial newsletter, business and industry publication campaigning ("Consulting Agreement"). The Company issued 20,000 shares of restricted common stock as the first tranche, valued at $0.63 (stock price at grant date) to the IR firm.

On June 14, 2012, the Company was required to issue the second tranche 20,000 shares of restricted common stock per agreement dated December 14, 2011, valued at $0.87 (stock price at grant date) to the IR firm. The Company did not issue the second tranche 20,000 shares per Amended Agreement dated July 23, 2012.

On July 23, 2012, the Company entered into an Amendment to the Consulting Agreement. Originally, the Company was to pay $8,000 per month at the first of each month and issue 20,000 shares of Common stock upon signing of the Agreement, and another 20,000 shares of Common stock 180 days after the Consulting Agreement was signed. In the Amendment, the compensation term was revised such that the Company was not required to pay any cash compensation per month from the date of the Amendment and issue 20,000 shares of common stock upon signing of the Agreement, and 60,000 shares of Common stock 180 days after the contract was signed. As of September 30, 2012, the Company issued total of 80,000 shares to this IR firm with FV of $43,200 and recorded as deferred stock compensation.  The accumulated amortized expense was $28,356 at September 30, 2012.

Note 11 – INCOME TAXES

As of September 30, 2012, the Company in the US had $5.12 million in net operating loss (“NOL”) carry forwards available to offset future taxable income. Federal NOLs can generally be carried forward 20 years. The deferred tax assets for the US entities at December 31, 2011 consisted mainly of NOL carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of September 30, 2012. Accordingly, the Company has no net deferred tax assets.

There is no income tax for companies domiciled in the BVI. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to BVI tax jurisdiction where Billion is domiciled.

Anytone and Kim Fai’s effective Enterprise Income Tax (“EIT”) for 2012 is 25% and 2011 is 24%.

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations and Comprehensive Income (Loss) for the nine and three months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
US statutory tax rates (benefit)	(34.0)%	34.0%	(34.0)%	(34.0)%
Tax rate difference	8.5%	(10.9)%	8.7%	4.1%
Effect of tax holiday	-%	(1.2)%	-%	0.5%
Goodwill impairment	11.9%	-%	4.4%	-%
Valuation allowance on deferred tax on US NOL	4.3%	7.2%	2.9%	18.6%
Other benefit		(0.4)%		(3.2)%
Tax expense (benefit) at actual rate	(9.3)%	28.7%	(18.0)%	(14.0)%

Note 12 – LOAN AGREEMENTS

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

As of September 30, 2012 and December 31, 2011, the Company did not have an outstanding balance under the CIC Loan.

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

As of September 30, 2012 and December 31, 2011, the Company did not have an outstanding balance under the GJC Loan.

Note 13 – STATUTORY RESERVES

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

Note 14 - MAJOR CUSTOMER AND VENDOR

Below is the table indicating a major customer accounting for over 10% of the Company’s total sales for the nine and three months ended September 30, 2012 and 2011. At September 30, 2012, the total accounts receivable balance due from this customer was $973,834.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Major customer	18%	-%	23%	-%

Below is the table indicating the major vendors accounting for over 10% of the Company’s total purchases for the nine and three months ended September 30, 2012 and 2011. At September 30, 2012, the total payable to this vendors was $352,390.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Major vendor	15%	-%	23%	-%

Note 15 – SEGMENT REPORTING

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Revenues from unaffiliated customers:
Battery	$6,687,091	$13,657,611	$1,698,783	$1,703,729
Solar panel	5,494,777	16,649,096	1,937,476	4,973,124
Consolidated	$12,181,868	$30,306,707	$3,636,259	$6,676,853
Operating income (loss):
Battery	$(8,334,416)	$3,764,641	$(714,981)	$(399,780)
Solar panel	(11,596,782)	2,846,648	(471,548)	117,964
Corporation	(1,191,300)	(1,150,996)	(345,952)	(334,443)
Consolidated	$(21,122,498)	$5,460,293	$(9,257,338)	$(616,259)
Net income (loss) from continuing operations:
Battery	$(6,271,885)	$2,885,947	$961,061	$(282,015)
Solar panel	(11,666,520)	2,167,293	(471,441)	91,082
Corporation	(1,191,749)	(1,151,497)	(346,047)	(334,608)
Consolidated	$(19,130,154)	$3,901,743	$(7,581,284)	$(525,541)
Depreciation and amortization:
Battery	$1,562,781	$1,520,898	$519,206	$513,622
Solar panel	55,632	21,535	39,714	7,378
Consolidated	$1,618,413	$1,542,432 *	$558,920	$521,000 *

* Excluding disposed subsidiaries NewPower and E’Jenie.
The Company does not identify assets by segment.

Note 16 – DISPOSAL OF SUBSIDIARIES

On November 24, 2011, the Company entered into an Equity Transfer Agreement with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion to the Buyers for RMB 85,553,893 ($13.50 million). The selling price equals the appraisal value of Billion, including its wholly-owned subsidiaries E’Jenie and NewPower, less RMB 153,033,107 ($24.16 million) the Company owes E’Jenie, which was cancelled upon completion of the Equity Transfer. Xu was the Director of Marketing of NewPower and Fang was the Vice President of E’Jenie at the time of the sale. 20% of the purchase price was paid upon the registration of the Equity Transfer with the relevant PRC authority. Thereafter, the Buyers will pay approximately $920,000 (RMB 5,800,000) every two months until the purchase price is paid in full.  As of September 30, 2012, the Company received RMB 36,189,824 ($5,707,274) and had an outstanding receivable of RMB 49,364,068 ($7,784,903).

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

Note 17- COMMITMENTS

Anytone leases its office under a renewable operating lease expiring December 30, 2013. The monthly rent is $14,000. On January 1, 2011, Kim Fai entered into two 3-year leases with monthly payments of $6,200 and $1,600, respectively.

For the nine months ended September 30, 2012 and 2011, rent expense was $196,200 and $171,000, respectively.  For the three months ended September 30, 2012 and 2011, rent expense was $61,400 and $47,800, respectively.

Future minimum rental payments required under operating leases as of September 30, 2012 are as follows by years:

2013	$269,000
2014	67,260
$336,260

Note 18- CONTINGENCIES

Class Action by Investors

In February 2012, two separate securities class action complaints were filed in the US District Court for the Southern District of New York (“SDNY”) against the Company and certain of its current and former officers and directors. On May 10, 2012, the Court consolidated the two complaints for all purposes under the caption “In re New Energy Systems Group Sec. Litig.,” and appointed a lead plaintiff, who subsequently filed a consolidated amended complaint. The complaint alleges that the Company issued materially false and misleading statements and omitted state material facts that rendered its statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected, during a putative class period between April 15, 2010 and November 14, 2011. The complaint seeks, among other relief, compensatory damages and attorneys’ fees. The Company has not yet responded to the complaint, but the Company believes the lawsuit has no merit and intends to defend against it. While certain legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

Derivative Action by Shareholder

In April 2012, a shareholder derivative complaint entitled Campbell, et al. v. Yu, et al. was filed in the SDNY by a shareholder purporting to act on behalf of the Company against certain of the Company's current and former officers and directors, and the Company's independent auditor Goldman Kurland & Mohidin LLP. The Company is named as a nominal defendant. An amended complaint was filed in August 2012, which asserts causes of action for breach of fiduciary duty and gross mismanagement against the officer and director defendants, and a claim for unjust enrichment against the Company's auditor, based upon allegations that the defendants caused the Company to issue materially false and misleading statements relating to the Company’s financial performance, business prospects, and financial condition. The complaint seeks, among other relief, compensatory damages, restitution and attorneys’ fees.  None of the defendants have responded to the complaint and no discovery has occurred.  The Company believes the complaint has no merit. While certain legal defense costs may be  reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

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

The lithium battery was created in the 1990s, with the first mass production in 1993 in Japan. Lithium batteries were first used in notebook computers and now are used in cellular phones, video machines, laptops, digital cameras, MP3 players, global positioning satellite systems, 3G communication devices, hybrid cars and other electronic products. Batteries are becoming smaller, lighter, more efficient, longer lasting and free of pollution.  Lithium battery energy/weight ration is higher than other batteries on the market. With an excellent safety standard. We believe lithium battery is the future of the industry. According to Market Research, the market for lithium ion battery is expected to reach $43 billion by 2020. China has become one of the largest producers and consumers of lithium ion batteries. We anticipate there will be greater demand for lithium batteries in China and worldwide in the next few years. We believe the current trend towards smaller, lighter portable consumer products will continue and because of its size, the demand for lithium batteries will keep increasing.

Having engaged in the battery business for years, management of the Company has accumulated abundant knowledge about the battery industry, established a network among battery companies which are both upstream and downstream in the battery distribution flow, and gained a lot of experience in battery distribution. Assembling and distributing finished batteries has a higher profit margin than manufacturing battery accessories, so management of the Company believed our battery distribution business will be profitable due to the Company’s outstanding battery quality and strong distribution network.

On December 7, 2009, we closed the transactions contemplated by the share exchange agreement dated November 19, 2009 with Anytone International (HK) Co., Ltd. (“Anytone International”) and Shenzhen Anytone. Shenzhen Anytone is the Chinese operating subsidiary of Anytone International, collectively referred to a “Anytone.” Pursuant to the share exchange agreement, we issued the shareholders of Anytone International 3,593,939 shares of the Company's restricted common stock and paid $10,000,000 in cash Anytone is engaged in the production of mobile power and related power backup products.

Through Anytone, we develop and market our branded mobile power and related power backup devices. Shenzhen Anytone was founded in 2005 and has ability in Research and Development ("R&D") and marketing. In addition, Anytone has built its brand name in China and its products are sold to end consumers directly. By focusing on R&D and marketing, Anytone only produces sample products in-house for testing.  It primarily outsources its production to third parties it has certified.

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

On November 24, 2011, the Company entered into an Equity Transfer Agreement (“Equity Transfer”) with Xuemei Fang (“Fang”) and Weirong Xu (“Xu”, and together with Fang, the “Buyers”) to transfer 100% of the equity interest of Billion Electronics Limited (BVI) to the buyers for RMB85,553,892 ($13,578,043). The selling price equaled the appraised value of Billion Electronics, including its wholly owned subsidiaries E’Jenie and NewPower, less RMB153,033,107 ($24,287,500) of debt the Company owed E’Jenie, which shall be cancelled upon completion of the Equity Transfer. Xu is the Director of Marketing of NewPower and Fang is the Vice President of E’Jenie.  As of September 30, 2012, the Company received RMB 36,189,824 ($5,707,274) and had an outstanding receivable of RMB 49,364,068 ($7,784,903).

During the third quarter of 2011, the Company performed goodwill impairment assessment for NewPower. During the fourth quarter of 2011, the Company performed goodwill impairment assessment for Anytone and Kim Fai. The goodwill balance prior to the impairment charge was $60,858,842 and was established primarily as a result of a series acquisition of NewPower, Anytone and Kim Fai in 2010 and 2011. The Company completed the step one analysis using a combination of market capitalization approach and discounted cash flow. The market capitalization approach uses the Company’s publicly traded stock price to determine fair value (“FV”). The Discounted Cash Flow (“DCF”) method uses revenue and expense projections and risk-adjusted discount rates. The process of determining FV is subjective and requires management to exercise judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in NewPower and Anytone reporting units, which were corroborated by a combination of factors including a significant and sustained decline in the market capitalization, which was significantly below the book value, and the deteriorating macro environment, which has resulted in a decline in expected future demand. The Company therefore performed the second step of the goodwill impairment assessment for NewPower and Anytone to quantify the amount of impairment. This involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. Based on the analysis incorporating the declining market capitalization in 2011, as well as the significant end market deterioration and economic uncertainties impacting expected future demand including continued slow-down of the battery industry in China, and increased competition resulting from counterfeit products and decreased selling price from other manufacturers. The Company concluded the entire goodwill balance of NewPower of $14,306,538 and a portion of Anytone’s goodwill of $7,405,344 were impaired and recorded in operating expense. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company did not record a corresponding tax benefit in 2011. On December 9, 2011, the Company disposed its subsidiaries Billion, E’Jenie and NewPower. As of September 30, 2012, due to continuing losses, utilizing DCF analysis, the Company concluded intangible assets (primarily patents) and goodwill were impaired in the amounts of $6,086,840 and $10,058,113, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table presents certain consolidated statements of operations information for the three months ended September 30, 2012 and 2011. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2012	% of Sales	2011	% of Sales
Net sales
Battery	$1,698,783	47%	$1,703,729	26%
Solar panel	1,937,476	53%	4,973,124	74%
Total sales	3,636,259	100%	6,676,853	100%

Cost of sales
Battery	1,551,795	43%	800,633	12%
Solar panel	1,845,789	51%	4,667,322	70%
Total cost of sales	3,397,584	93%	5,467,955	82%

Gross profit	238,675	7%	1,208,898	18%

Operating expenses
Selling	173,520	5%	283,284	4%
General and administrative	1,597,636	44%	1,541,875	23%
Impairment of goodwill and intangible assets	7,724,857	212%	-	-%
Total operating expenses	9,496,013	261%	1,825,159	27%

Loss from operations	(9,257,338)	(255)%	(616,261)	(9)%

Other income, net	8,801	0.24%	5,450	0.08%

Loss before income taxes	(9,248,537)	(254)%	(610,811)	(9)%

Income tax benefit	(1,667,253)	(46)%	(85,269)	(1)%

Loss from continuing operations, net of tax	(7,581,284)	(208)%	(525,542))	(8)%
Loss from discontinued operations, net of tax	-	-%	(16,327,666)	(245)%
Net loss	$(7,581,284)	(208)%	$(16,853,208)	(252)%

Net Sales

Net sales for the three months ended September 30, 2012 was $3.64 million, compared to $6.68 million for the comparable period of 2011, a decrease of $3.04 million or 46%. Battery sales was $1.70 million for the three months ended September 30, 2012 and  in the comparable period of 2011. Sales of solar products was $1.94 million in the three months ended September 30, 2012, compared to $4.97 million in the comparable period of 2011, a decrease of $3.04 million or 61%. The decrease in sales of Kim Fai (solar products) was due to (1) overall depress of the solar products industry, many companies were shut down; (2) increased competition which resulted in a lower profit margin; and (3) restrictions from foreign countries.

Cost of Sales

Cost of Sales ("COS") for the three months ended September 30, 2012 was $3.40 million, compared to $5.47 million for the comparable period of 2011, a decrease of $2.07 million, or 38% due to decreased sales and production volume.

COS for the battery segment was $1.55 million, or 91% of total battery revenue, for the three months ended September 30, 2012, compared to $0.80 million, or 47%, for the comparable period of 2011, an increase of $0.75 million, or 94%.

COS for solar products for the three months ended September 30, 2012 was $1.85 million, or 95% of solar products sales, as compared to $4.67 million or 94% of sales for the comparable period of 2011, a decrease of $2.82 million, or 60%.

The decrease of total COS was due to decreased sales and production volume.  The percentage increase for COS to sales was mainly due to the increase of direct labor cost and the price increase of certain raw materials, as well as decreased production and sales volume. As a result, the increased variable cost absorbed by products increased in the three months ended September 30, 2012 compared to the comparable period of 2011. We raised our employees’ salaries as a result of overall inflation in China. Our workshop workers' base salary increased 15% in the three months ended September 30, 2012 compared to the comparable period of 2011.

Operating Expenses

Selling, general and administrative expenses, excluding goodwill and intangible asset impairment were $1.77 million for the three months ended September 30, 2012, or 49% of net sales, compared to $1.83 million, or 27% of net sales, for the comparable period of 2011, an decrease of $0.054 million, or 3%.

Selling expenses for the three months ended September 30, 2012 were $0.17 million, or 5% of net sales, compared to $0.28 million, or 4% of net sales, for the comparable period of 2011, a decrease of $0.11 million, or 39%, which was mainly due to the decreased sales and marketing activities.

General and administrative (“G&A”) expenses for the three months ended September 30, 2012 were $1.60 million, or 44% of net sales, compared to $1.54 million, or 23% of net sales, for the comparable period of 2011.  The increase in G&A expenses of $0.06 million was mainly due to the increased employees’ salaries and welfare expenses. For the three months ended September 30, 2012 and 2011, the US parent company recorded $0.35 million and $0.33 million as G&A expenses, respectively. These expenses mainly included stock compensation expense to business development consultants and an IR firm, stock option and warrant compensation paid to our directors and employees and certain expenses relating to being a public company in the US, such as accounting and legal fees.

During the three months ended September 30, 2012, the Company performed a goodwill and intangible asset impairment test resulting in $1.64 million and $6.08 million impairment to goodwill and intangible assets , respectively.

Loss From Discontinued Operations, net of tax

Net income from discontinued operations, net of tax was $0 for the three months ended September 30, 2012, as compared to net loss of $16.33 million for the comparable period of 2011, which was mainly from the disposed subsidiaries, Shenzhen NewPower Technology Development Co., Ltd. ("NewPower") and E’Jenie Technology Development Co., Ltd. ("E’Jenie").

Net Loss

Net loss for the three months ended September 30, 2012 was $7.58 million compared to net loss of $16.85 million for the comparable period of 2011, a decrease of $9.27 million, or 55%, mainly due to discontinued operations loss in the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table presents certain consolidated statements of operations information for the nine months ended September 30, 2012 and 2011. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2012	% of Sales	2011	% of Sales
Net sales
Battery	$6,687,091	55%	$13,657,611	45%
Solar panel	5,494,777	45%	16,649,096	55%
Total sales	12,181,868	100%	30,306,707	100%

Cost of sales
Battery	6,191,309	51%	6,546,438	21%
Solar panel	5,235,908	43%	13,220,831	44%
Total cost of sales	11,427,217	94%	19,767,269	65%

Gross profit	754,651	6%	10,539,438	35%

Operating expenses
Selling	892,253	7%	881,257	3%
General and administrative	4,839,943	40%	4,197,889	14%
Impairment of goodwill and intangible assets	16,144,953	133%	-	-%
Total operating expenses	21,877,149	180%	5,079,146	17%

Income (loss) from operations	(21,122,498)	(173)%	5,460,292	18%

Other income, net	25,478	0.21%	12,237	0.04%

Income (loss) before income taxes	(21,097,020)	(173)%	5,472,529	18%

Income tax expense (benefit)	(1,966,866)	(16)%	1,570,786	5%

Income (loss) from continuing operations, net of tax	(19,130,154)	(157)%	3,901,743	13%
Loss from discontinuing operations, net of tax	-	-%	(12,147,523)	(40)%
Net loss	$(19,130,154)	(157)%	$(8,245,780)	(27)%

Net Sales

Net sales for the nine months ended September 30, 2012 was $12.18 million, compared to $30.31 million for the comparable period of 2011, a decrease of $18.12 million or 60%. Battery sales, was $6.69 million for the nine months ended September 30, 2012 compared to $13.66 million in the comparable period of 2011, a decrease of $6.97 million or 51%. The decrease was mainly due to (1) the battery industry being depressed in China and market competition intensifying; and (2) integration of the business section, resulting in reduced production during the three months ended September 30, 2012 as compared to the same period of 2011. Sales of solar products was $5.49 million in the nine months ended September 30, 2012, compared to $16.65 million in the comparable period of 2011, a decrease of $11.15 million or 67%. The decrease in sales of Kim Fai (solar products) was due to (1) overall depress of the solar products industry, many companies were shut down; (2) increased competition which resulted in a lower profit margin; and (3) restrictions from foreign countries.

Cost of Sales

COS for the nine months ended September 30, 2012 was $11.43 million, compared to $19.77 million for the comparable period of 2011, a decrease of $8.34 million, or 42% due to decreased sales and production volume.

COS for the battery segment was $6.19 million, or 93% of total battery revenue, for the nine months ended September 30, 2012, compared to $6.55 million, or 48%, for the comparable period of 2011, a decrease of $0.36 million, or 5%.

COS for solar products for the nine months ended September 30, 2012 was $5.24 million, or 95% of solar products sales, as compared to $13.22 million or 79% of sales, for the comparable period of 2011, a decrease of $7.98 million, or 60%.

The decrease of total COS was due to decreased sales and production volume.  The percentage increase for COS to sales was mainly due to the increase of direct labor cost and the price increase of certain raw materials, as well as decreased production and sales volume.  As a result the increased variable cost absorbed by products increased in the nine months ended September 30, 2012 compared to the comparable period of 2011. We raised our employees’ salaries as a result of overall inflation in China.  The base salary of our workshop workers increased 15% in 2012 compared to the Comparable period of 2011.

Operating Expenses

Operating expenses, excluding goodwill and intangible asset impairment, for the nine months ended September 30, 2012 were $5.73 million, or 47% of net sales, compared to $5.08 million, or 17% of net revenue, for the comparable period of 2011, an increase of $0.65 million, or 13%.

Selling expenses for the nine months ended September 30, 2012 were $0.89 million, or 7% of net sales, compared to $0.88 million, or 3% of net sales, for the comparable period of 2011, an increase of $0.01 million, or 1%, which remain the same compared to the same period of 2011.

G&A expenses for the nine months ended September 30, 2012 were $4.84 million, or 40% of net sales, compared to $4.20 million, or 14% of net sales, for the comparable period of 2011.  The increase in G&A expenses of $0.64 million was mainly due to the increase of $0.23 million of employees’ salary and welfare expenses. For the nine months ended September 30, 2012 and 2011, the US parent company recorded $1.19 million and $1.15 million as G&A expenses, respectively. These expenses mainly included stock compensation expense to business development consultants and an IR firm, stock option and warrant compensation paid to our directors and employees and certain expenses relating to being a public company in the US, including accounting and legal fees.

During the nine months ended September 30, 2012, the Company performed goodwill and intangible assets impairment test resulting in $10.06 million and $6.09 million impairment to goodwill and intangible assets, respectively.

Loss From Discontinued Operations, net of tax

Net loss from discontinued operations, net of tax for the nine months ended September 30, 2012 was $0 compared to $12.15 million for the comparable period of 2011, which was mainly from the disposed subsidiaries, NewPower and E’Jenie.

Net Loss

Net loss for the nine months ended September 30, 2012 was $19.13 million compared to net loss of $8.25 million for the comparable period of 2011, an increase of $10.88 million, or 132%, due to the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations and liquidity needs are funded primarily through cash flows from operations, short term financing and sale of Company stock. Cash and equivalents were $10.35 million as of September 30, 2012. Working capital as of September 30, 2012 was $19.06 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$332,423	$2,873,708
Investing Activities	5,538,993	(84,771)
Financing Activities	-	(6,715,116)

Net cash provided by operating activities was $332,423 for the nine months ended September 30, 2012 compared to $2.87 million provided by operating activities for the comparable period of 2011. The decrease in net cash provided by operating activities for the nine months ended September 30, 2012 was mainly due to the net loss in the period and our timely payment of accounts payable, however, offset by the payment on accounts receivable from our customers for the nine months ended September 30, 2012.

Net cash provided by investing activities was $5.54 million for the nine months ended September 30, 2012 compared to $84,771 cash used in the comparable period of 2011. The cash provided in the nine months ended September 30, 2012 was mainly from the payment of $5.73 million from the sale of disposed subsidiaries; offset by $0.18 million used for fixed assets. During the nine months ended September 30, 2011, $0.08 million used was for the purchase of fixed assets.

Net cash used in financing activities was $0 for the nine months ended September 30, 2012, compared to $6.72 million for the comparable period of 2011. During the nine months ended September 30, 2011, the cash outflow was due to the repayment of the Kim Fai acquisition liability of $6.80 million.

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

As of September 30, 2012 and December 31, 2011, the Company did not have an outstanding balance under the CIC Loan.

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

As of September 30, 2012 and December 31, 2011, the Company did not have an outstanding balance under the GJC Loan.

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

Recent Accounting Pronouncement

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. As of September 30, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness and concluded that the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Class Action by Investors

In February 2012, two separate securities class action complaints were filed in the US District Court for the Southern District of New York (“SDNY”) against the Company and certain of its current and former officers and directors. On May 10, 2012, the Court consolidated the two complaints for all purposes under the caption “In re New Energy Systems Group Sec. Litig.,” and appointed a lead plaintiff, who subsequently filed a consolidated amended complaint. The complaint alleges that the Company issued materially false and misleading statements and omitted state material facts that rendered its statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected, during a putative class period between April 15, 2010 and November 14, 2011. The complaint seeks, among other relief, compensatory damages and attorneys’ fees. The Company has not yet responded to the complaint, but the Company believes the lawsuit has no merit and intends to defend against it. While certain legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

Derivative Action by Shareholder

In April 2012, a shareholder derivative complaint entitled Campbell, et al. v. Yu, et al. was filed in the SDNY by a shareholder purporting to act on behalf of the Company against certain of the Company's current and former officers and directors, and the Company's independent auditor Goldman Kurland & Mohidin LLP. The Company is named as a nominal defendant. An amended complaint was filed in August 2012, which asserts causes of action for breach of fiduciary duty and gross mismanagement against the officer and director defendants, and a claim for unjust enrichment against the Company's auditor, based upon allegations that the defendants caused the Company to issue materially false and misleading statements relating to the Company’s financial performance, business prospects, and financial condition. The complaint seeks, among other relief, compensatory damages, restitution and attorneys’ fees.  None of the defendants have responded to the complaint and no discovery has occurred.  The Company believes the complaint has no merit. While certain legal defense costs may be  reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

ITEM 1A.  RISK FACTORS.

N/A.

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 23, 2012, the Company entered into an amendment to certain consulting agreement between the Company and an IR firm (“Amended Consulting Agreement”). Pursuant to the Amended Consulting Agreement, the Company issued 80,000 shares of its common stock in consideration for the services provided.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENERGY SYSTEMS GROUP

Dated: November 14, 2012	By:	/s/ Weihe Yu
Name: Weihe Yu
Title: Chief Executive Officer

Dated: November 14, 2012	By:	/s/ Junfeng Chen
Name: Junfeng Chen
Title: Chief Financial Officer